Form 10-Q
period 1998-06-28
MSX INTERNATIONAL INC
filed 1998-08-12
CIK 1059274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 1998

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File number:




                             MSX INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



                     DELAWARE                                38-3323099
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)             Identification No.)


         275 REX BOULEVARD AUBURN HILLS, MICHIGAN                48326
         (Address of principal executive offices)               (Zip Code)

                                 (248) 299-1000
              (Registrant's telephone number, including area code)



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes...........No....X......

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding at
         Class                                             August 11, 1998
---------------------------------                  ----------------------------
 Common Stock, par value $.01                                    95,004

MSX INTERNATIONAL, INC.
INDEX


                                                                           PAGES

PART  I - FINANCIAL  INFORMATION


       ITEM 1 - FINANCIAL STATEMENTS


           Condensed Consolidated Balance Sheet as of June 28, 1998 and
                  December 28, 1997........................................... 2


           Condensed Consolidated Statement of Operations for the
                  Fiscal Quarters and Fiscal Six-Month Periods Ended
                  June 28, 1998 and June 29, 1997..............................3


           Condensed Consolidated Statement of Cash Flows for the
                  Fiscal Quarters and Fiscal Six-Month Periods Ended
                  June 28, 1998 and June 29, 1997..............................4


           Notes to Condensed Consolidated Financial Statements............ 5-16



       ITEM 2 - Management's Discussion and Analysis of Financial
                        Condition and Results of Operations................17-20



PART II - Other Information and Signature..................................21-22

EXHIBITS -.................................................................23-25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  BALANCE SHEET
as of June 28, 1998 and December 28, 1997



                                                                                JUNE 28,     DECEMBER 28,
                                                                                 1998           1997
                                                                              ------------    ------------
                                                                                 (dollars in thousands)
ASSETS

Current assets:
   Cash and cash equivalents                                                 $   9,769        $  11,575
   Receivables, net                                                            169,090          178,938
   Inventory                                                                     1,158            1,239
   Prepaid expenses and other assets                                             7,954            5,638
   Deferred income taxes                                                         2,001            2,352
                                                                             ---------        ---------
       Total current assets                                                    189,972          199,742

Property and equipment, net of accumulated depreciation
   of $64,923 and $58,693, respectively                                         31,628           34,337
Goodwill, net of accumulated amortization of $1,418 and $892, respectively      31,489           31,934
Other assets                                                                    11,544            8,783
Deferred income taxes                                                           13,793           12,380
                                                                             ---------        ---------
       Total assets                                                          $ 278,426        $ 287,176
                                                                             =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion of long-term debt                       $   7,000        $  87,930
   Bank overdrafts                                                              13,644           21,908
   Accounts payable                                                             54,124           58,458
   Accrued payroll and benefits                                                 19,698           16,984
   Accrued expenses                                                             16,824           20,907
   Deferred income taxes                                                         2,080              984
                                                                             ---------        ---------
       Total current liabilities                                               113,370          207,171

Long-term debt                                                                 151,369           65,000
Long-term capital lease obligations                                                281              316
Long-term deferred compensation liability and other                              3,570            5,053
                                                                             ---------        ---------
       Total liabilities                                                       268,590          277,540
                                                                             ---------        ---------

Redeemable Series A preferred stock: authorized 500,000 shares;
       issued and outstanding, 360,000 shares                                   36,000           36,000
                                                                             ---------        ---------

Shareholders' equity (deficit):
   Common stock, $.01 par: authorized, 2,000,000 shares;
       issued and outstanding, 95,004 shares                                         1                1
   Additional paid-in capital                                                  (22,251)         (22,251)
   Accumulated other comprehensive income/(loss)                                (1,594)          (1,141)
   Accumulated deficit                                                          (2,320)          (2,973)
                                                                             ---------        ---------
       Total shareholders' equity (deficit)                                    (26,164)         (26,364)
                                                                             ---------        ---------

       Total liabilities and shareholders' equity (deficit)                  $ 278,426        $ 287,176
                                                                             =========        =========





The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX  INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the fiscal quarters and fiscal six-month periods ended June 28, 1998 and June 29, 1997



                                                  FISCAL QUARTERS          FISCAL SIX MONTHS
                                               ----------------------    ---------------------
                                                  1998        1997         1998         1997
                                               ----------  ----------    --------    ---------
                                                           (dollars in thousands)

Net sales                                      $ 255,310    $  84,037    $ 510,366    $ 166,545
Cost of sales                                   (235,074)     (73,104)    (471,793)    (147,360)
                                               ---------    ---------    ---------    ---------

     Gross profit                                 20,236       10,933       38,573       19,185

Selling, general and administrative expenses     (13,921)      (6,878)     (26,425)     (13,836)
Michigan Single Business Tax                        (971)        (715)      (1,743)      (1,415)
                                               ---------    ---------    ---------    ---------

     Operating income                              5,344        3,340       10,405        3,934
                                               ---------    ---------    ---------    ---------

Other income (expense), net:
   Interest expense, net                          (4,400)        (595)      (7,673)      (1,523)
   Interest expense, related parties                --         (2,401)      (1,040)      (4,275)
   Other income (expense), net                         5          202            5          422
                                               ---------    ---------    ---------    ---------
                                                  (4,395)      (2,794)      (8,708)      (5,376)
                                               ---------    ---------    ---------    ---------

   Income (loss) before income taxes                 949          546        1,697       (1,442)

Income tax provision (benefit)                       674          111        1,044         (369)
                                               ---------    ---------    ---------    ---------

   Net income (loss)                           $     275    $     435    $     653    $  (1,073)
                                               =========    =========    =========    =========




The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX  INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS for the fiscal quarters and fiscal six-month periods ended June 28, 1998 and June 29, 1997



                                                               FISCAL QUARTERS          FISCAL SIX MONTHS
                                                          ----------------------      --------------------
                                                            1998          1997          1998         1997
                                                          ---------    ---------      --------      ------
                                                                      (dollars in thousands)
Cash from (used for) operating activities:
   Net income (loss)                                      $     275    $     435    $     653    $  (1,073)
   Adjustments to reconcile net income (loss)
     to net cash from (used for) operating activities:
     Depreciation                                             3,194        1,786        6,681        3,159
     Amortization                                               293          203          645          546
     Deferred  taxes                                            (54)        --            (54)        --
     Sale of property and equipment                             810         --            810         --
     (Increase) decrease in receivables, net                  8,846        5,971        9,848      (10,294)
     (Increase) decrease in inventory                            17         (134)          81          644
     (Increase) decrease in prepaid expenses                 (3,194)      (2,694)      (2,316)      (1,472)
     Increase (decrease) in current liabilities                 588        6,554       (5,703)       3,046
     Other, net                                                (497)         143         (575)       6,257
                                                          ---------    ---------    ---------    ---------
        Net cash from (used for) operating activities        10,278       12,264       10,070          813
                                                          ---------    ---------    ---------    ---------

Cash from (used for) investing activities:
    Capital expenditures                                     (3,035)      (5,592)      (4,798)      (8,238)
   Acquisition of business, net of cash received               --           --           --       (132,361)
   Other, net                                                  --           --           --           (317)
                                                          ---------    ---------    ---------    ---------
        Net cash from (used for) investing activities        (3,035)      (5,592)      (4,798)    (140,916)
                                                          ---------    ---------    ---------    ---------

Cash from (used for) financing activities:
     Proceeds from long-term debt issues                      2,599          398       99,377       70,398
     Repayment of long-term debt                             (5,029)        --        (75,029)        --
     Change in bank borrowings                                 (323)      (5,022)     (22,406)      40,592
     Change in cash overdraft                               (10,103)         (13)      (8,264)      (4,037)
     Sale of Redeemable Preferred Stock                        --           --           --         36,000
     Sale of Common Stock                                      --             40         --          3,800
     Other, net                                                  21          263         (303)         (88)
                                                          ---------    ---------    ---------    ---------
          Net cash from (used for) financing activities     (12,835)      (4,334)      (6,625)     146,665
                                                          ---------    ---------    ---------    ---------

Effect of foreign exchange rate changes on cash                 323         (696)        (453)      (1,233)
                                                          ---------    ---------    ---------    ---------

Cash:
    Increase (decrease) for the period                       (5,269)       1,642       (1,806)       5,329
    Balance, beginning of period                             15,038        3,687       11,575         --
                                                          ---------    ---------    ---------    ---------

    Balance, end of period                                    9,769        5,329    $   9,769    $   5,329
                                                          =========    =========    =========    =========




The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise stated)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         The accompanying financial statements represent the consolidated assets and liabilities and operations of MSX International, Inc. and its subsidiaries ("MSXI" or the "Company"). Effective August 31, 1997, the Company acquired certain service-providing operations of Ford Motor Company ("Ford") through the acquisition of Geometric Results Incorporated ("GRI"), a wholly-owned subsidiary of Ford. The results of operations of GRI have been included in the results of the operations of the Company from September 1, 1997.

         The Company is principally engaged in the business of providing technical support services, primarily to automobile manufacturers and suppliers in the United States and Europe.

         The Company utilizes a fiscal year which ends on the last Sunday in December.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments which are normal and recurring in nature necessary to present fairly its financial position at June 28, 1998 and the results of operations and cash flows for the fiscal quarter and fiscal six-month periods ended June 28, 1998 and June 29, 1997. The operating results for the fiscal quarter and fiscal six-month periods ended June 28, 1998 and June 29, 1997 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Company's Registration Statement on Form S-4 which was declared effective by the Securities and Exchange Commission on July 22, 1998.

2.       RESTRUCTURING ACTIONS:

         As of December 28, 1997, accrued restructuring costs totaled $6.1 million. Approximately $1.7 million and $2.4 million was charged to MSXI's accrual in the fiscal quarter and fiscal six-month period ended June 28, 1998, primarily for operating lease payments on unused facilities. Remaining accrued restructuring costs totaled $3.7 million as of June 28, 1998, of which $2.5 million is expected to be paid in 1998.

3.       REDEEMABLE SERIES A PREFERRED STOCK:

         Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of June 28, 1998, the Company had not declared any dividends. Accordingly, no dividends have been paid or accrued. Dividends accumulated but not declared aggregated approximately $6.8 million as of June 28, 1998.

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)


4.       DEBT:

         On January 22, 1998, the Company issued, in a private placement, $100 million aggregate principal amount of 11 3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Notes"). Interest on the Notes is payable semiannually at 11 3/8% per annum commencing on July 15, 1998. The Notes may be redeemed subsequent to January 15, 2003 at premiums which begin at 105.6875 percent and decline each year to face for redemptions taking place after January 15, 2006. In addition, at any time prior to January 15, 2001, the Company may redeem up to 35 percent of the original aggregate principal amount of the Notes with the proceeds of one or more public equity offerings at a redemption price of 111.375 percent plus accrued and unpaid interest, if any. Also, upon the occurrence of a change of control, as defined in the indenture (the "Indenture"), the Notes may be redeemed at the option of the note holders at a premium of one percent, plus accrued and unpaid interest, if any. The Notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

         In connection with the Notes offering, each of the Company's domestic restricted subsidiaries, as defined in the Indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guarantee the Company's performance under the Notes as primary obligors.

         Concurrently with the private placement, the Company entered into a new credit facility with NBD Bank (the "New Credit Facility"), with a borrowing base of up to $100 million, as defined, to replace a prior NBD Credit Facility (the "Old Credit Facility"). Interest on the loans under the New Credit Facility is payable quarterly or, if earlier, at the end of each interest period and accrues at an annual rate equal to, at the option of the Company: (a) a floating rate, as defined or (b) the London Interbank Offered Rate plus an applicable margin, as defined.

         Each significant domestic subsidiary of the Company guarantees all obligations of the Company under the New Credit Facility. In addition, these obligations are secured by a pledge of the stock of such domestic subsidiaries and a first lien on substantially all assets of such domestic subsidiaries and a pledge of 65 percent of the stock of the significant foreign subsidiaries. The obligations of the Company under the New Credit Facility rank senior to all other indebtedness of the Company, including the Notes.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)


4.       DEBT: - (CONTINUED)

         The New Credit Facility contains certain reporting covenants and other customary affirmative covenants and various negative covenants including but not limited to certain limitations on mergers, sales of assets, acquisitions, liens, investments, indebtedness, contingent obligations, dividends, subsidiaries ability to agree to dividend restrictions, affiliate transactions and changes of business. The New Credit Facility also contains certain covenants with respect to employee benefit arrangements and environmental matters and certain financial covenants including but not limited to a ratio of total debt to EBITDA, a fixed charge coverage ratio and a minimum net worth requirement, each as defined.

         On April 14, 1998, the Company syndicated the New Credit Facility to three additional commercial lenders and amended the New Credit Facility to add a $30 million term loan portion. Term loan borrowings are subject to satisfaction of the same borrowing base requirements and financial reporting and operating covenants as are other borrowings under the New Credit Facility. As of June 28, 1998, $51.4 million was outstanding under the New Credit Facility.


5.       BANK OVERDRAFTS:

         Bank overdrafts represent outstanding checks drawn on zero balance accounts that have not yet been presented to the Company's banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges.


6.       COMMITMENTS AND CONTINGENCIES:

         On December 27, 1997, Cambridge Industries, Inc. filed a complaint against the Company in Michigan State Court. The complaint alleges that the Company, by retaining approximately $1.1 million of funds paid into a lock-box account maintained by the Company, has converted such funds. Cambridge Industries is seeking whatever relief the court deems just, including treble damages. The Company believes it has meritorious defenses and counterclaims to this action and intends to defend itself vigorously against all of the allegations contained in the complaint. The Company does not believe that the ultimate outcome of this litigation will have a material effect on its consolidated financial condition, results of operations or cash flows.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)


7.       INCOME TAXES:

         For the fiscal six-month period ended June 28, 1998 and June 29, 1997, the effective income tax rate was 61.5% and (25.6%), respectively. The change in the effective income tax rate was due to operations of the acquired GRI business and a change in the projected mix of foreign earnings which were offset in part by losses from other foreign businesses and a related valuation allowance. The effect of the change in the projected mix of foreign earnings was $187,000 on the 1998 year-to-date expense.

8. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130 "REPORTING COMPREHENSIVE INCOME":

         Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standards (FASB) No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                   FISCAL QUARTER               FISCAL SIX MONTHS
                                                -------------------           ---------------------
                                                JUNE 28,     JUNE 29,         JUNE 28,      JUNE 29,
                                                 1998         1997              1998         1997
                                                ------       ------           -------      --------
Net income/(loss)                               $  275       $  435           $   653      $ (1,073)
Other comprehensive income/(loss)                  323         (696)             (453)       (1,233)
                                                ------       ------           -------      --------

Total comprehensive income/(loss)               $  598       $ (261)          $   200      $ (2,306)
                                                ======       ======           =======      ========

         Other comprehensive income (loss) is comprised of the change in the accumulated foreign currency translation adjustment.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

         In connection with the Note Offering, the Guarantor Subsidiaries irrevocably and unconditionally guarantee the Company's performance under the Notes as primary obligors. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. The remaining subsidiaries are direct or indirect subsidiaries of the Guarantor Subsidiaries.

         The following condensed consolidated financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries ("Condensed Consolidated Financial Data"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined those would not be material to the holders of the notes.

         For purposes of the condensed consolidated financial data, the Guarantor Subsidiaries include substantially all domestic subsidiaries of the Company. The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries, if any, on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of June 28, 1998

                                                                GUARANTOR   NON-GUARANTOR                 MSXI
                                                               SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                               ------------ ----------   ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $   1,111    $   8,658    $      --    $   9,769
   Receivables, net                                             118,277       50,813           --      169,090
   Inventory                                                      1,122           36           --        1,158
   Prepaid expenses and other assets                              3,516        4,438           --        7,954
   Deferred income taxes                                            863        1,138           --        2,001
                                                              ---------    ---------    ---------    ---------
      Total current assets                                      124,889       65,083           --      189,972

Property and equipment, net                                      21,180       10,448           --       31,628
Goodwill, net                                                    31,489           --           --       31,489
Other assets                                                     38,787        4,028      (31,271)      11,544
Deferred income taxes                                            12,234        1,559           --       13,793
                                                              ---------    ---------    ---------    ---------

      Total assets                                            $ 228,579    $  81,118    $ (31,271)   $ 278,426
                                                              =========    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt        $      --    $   7,000    $      --    $   7,000
   Bank overdrafts                                               13,644           --           --       13,644
   Accounts payable                                              43,507       10,617           --       54,124
   Accrued liabilities                                           29,964        6,590          (32)      36,522
   Deferred income taxes                                            853        1,227           --        2,080
                                                              ---------    ---------    ---------    ---------
        Total current liabilities                                87,968       25,434          (32)     113,370

Long-term debt                                                  144,602        6,767           --      151,369
Intercompany accounts                                           (30,680)      30,680           --           --
Long-term capital lease obligations                                 281           --           --          281
Long-term deferred compensation liability and other               3,570           --           --        3,570
                                                              ---------    ---------    ---------    ---------
        Total liabilities                                       205,741       62,881          (32)     268,590
                                                              ---------    ---------    ---------    ---------

Redeemable Series A preferred stock                              36,000           33          (33)      36,000
                                                              ---------    ---------    ---------    ---------
Shareholders' equity (deficit):
   Common stock                                                       1        2,950       (2,950)           1
   Additional paid-in capital                                    (9,442)      28,851      (41,660)     (22,251)
   Accumulated other comprehensive income/(loss)                 (1,393)      (4,025)       3,824       (1,594)
   Retained earnings (deficit)                                   (2,328)      (9,572)       9,580       (2,320)
                                                              ---------    ---------    ---------    ---------
       Total shareholders' equity (deficit)                     (13,162)      18,204      (31,206)     (26,164)
                                                              ---------    ---------    ---------    ---------

       Total liabilities and shareholders' equity (deficit)   $ 228,579    $  81,118    $ (31,271)   $ 278,426
                                                              =========    =========    =========    =========



MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     Guarantor and Non-Guarantor Subsidiaries - (continued)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 1997

                                                                     GUARANTOR     NON-GUARANTOR                     MSXI
                                                                    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                    ------------    ------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $      2,449     $    9,126   $        -     $   11,575
   Receivables, net                                                      130,404         48,534            -        178,938
   Inventory                                                               1,204             35            -          1,239
   Prepaid expenses and other assets                                       2,106          3,532            -          5,638
   Deferred income taxes                                                     863          1,489            -          2,352
                                                                    ------------     ----------   ----------     ----------
      Total current assets                                               137,026         62,716            -        199,742

Property and equipment, net                                               23,208         11,129            -         34,337
Goodwill, net                                                             31,934              -            -         31,934
Other assets                                                              28,877            489      (20,583)         8,783
Deferred income taxes                                                     11,036          1,344            -         12,380
                                                                    ------------     ----------   ----------     ----------
      Total assets                                                  $    232,081     $   75,678   $  (20,583)    $  287,176
                                                                    ============     ==========   ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt              $     71,280     $   16,650   $        -     $   87,930
   Bank overdrafts                                                        21,908              -            -         21,908
   Accounts payable                                                       51,818          6,640            -         58,458
   Accrued liabilities                                                    31,752          6,171          (32)        37,891
   Deferred income taxes                                                       -            984            -            984
                                                                    ------------     ----------   ----------     ----------
        Total current liabilities                                        176,758         30,445          (32)       207,171

Long-term debt                                                            65,000              -            -         65,000
Intercompany accounts                                                    (31,389)        31,389            -              -
Long-term capital lease obligations                                          316              -            -            316
Long-term deferred compensation liability and other                        4,654            399            -          5,053
                                                                    ------------     ----------   ----------     ----------
        Total liabilities                                                215,339         62,233          (32)       277,540
                                                                    ------------     ----------   ----------     ----------

Redeemable Series A preferred stock                                       36,000             32          (32)        36,000
                                                                    ------------     ----------   ----------     ----------

Shareholders' equity (deficit):
   Common stock                                                                1          2,702       (2,702)             1
   Additional paid-in capital                                            (16,263)        19,154      (25,142)       (22,251)
   Accumulated other comprehensive income/(loss)                             (23)        (3,598)       2,480         (1,141)
   Retained earnings (deficit)                                            (2,973)        (4,845)       4,845         (2,973)
                                                                    ------------     ----------   ----------     ----------
       Total shareholders' equity (deficit)                              (19,258)        13,413      (20,519)       (26,364)
                                                                    ------------     ----------   ----------     ----------
       Total liabilities and shareholders' equity (deficit)         $    232,081     $   75,678   $  (20,583)    $  287,176
                                                                    ============     ==========   ==========     ==========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS for the fiscal quarters ended June 28, 1998 and June 29, 1997

                                                                                       1998
                                                          -------------------------------------------------------------
                                                           GUARANTOR    NON-GUARANTOR                         MSXI
                                                          SUBSIDIARIES  SUBSIDIARIES         ELIMINATIONS  CONSOLIDATED
                                                          ------------  -------------        ------------  ------------
Net sales                                                  $ 217,574      $  37,736         $       -    $   255,310
Cost of sales                                               (203,052)       (32,022)                -       (235,074)
                                                           ---------      ---------         ---------    -----------
       Gross profit                                           14,522          5,714                 -         20,236

Selling, general and administrative expenses                  (9,360)        (4,561)                -        (13,921)
Michigan Single Business Tax                                    (971)             -                 -           (971)
                                                           ---------      ---------         ---------    -----------

       Operating income                                        4,191          1,153                 -          5,344

Other expense, net                                            (3,574)          (821)                -         (4,395)
Equity in subsidiary earnings                                    (97)             -                97              -
                                                           ---------      ---------         ---------    -----------
       Income before income taxes                                520            332                97            949

Income tax provision (benefit)                                   245            429                 -            674
                                                           ---------      ---------         ---------    -----------
       Net income                                          $     275      $     (97)        $      97    $       275
                                                           =========      =========         =========    ===========

                                                                                      1997
                                                          ----------------------------------------------------------
Net sales                                                  $  63,372      $  20,665         $       -    $    84,037
Cost of sales                                                (55,496)       (17,608)                -        (73,104)
                                                           ---------      ---------         ---------    -----------

       Gross profit                                            7,876          3,057                 -         10,933

Selling, general and administrative expenses                  (4,657)        (2,221)                -         (6,878)
Michigan Single Business Tax                                    (715)             -                 -           (715)
                                                           ---------      ---------         ---------    -----------

       Operating income (loss)                                 2,504            836                 -          3,340

Other expense, net                                            (1,631)        (1,163)                -         (2,794)
Equity in subsidiary earnings (loss)                            (131)             -               131              -
                                                           ---------      ---------         ---------    -----------
       Income before income taxes                                742           (327)              131            546

Income tax provision (benefit)                                   307           (196)                -            111
                                                           ---------      ---------         ---------    -----------

       Net income (loss)                                   $     435      $    (131)        $     131    $       435
                                                           =========      =========         =========    ===========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS for the fiscal six-month periods ended June 28, 1998 and June 29, 1997

                                                                                            1998
                                                            -----------------------------------------------------------------
                                                               GUARANTOR      NON-GUARANTOR                        MSXI
                                                              SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS  CONSOLIDATED
                                                            ---------------   --------------     ------------- --------------
Net sales                                                   $    435,540      $     74,826        $      -     $  510,366
Cost of sales                                                   (408,352)          (63,441)              -       (471,793)
                                                            ------------      ------------        --------     ----------

       Gross profit                                               27,188            11,385               -         38,573

Selling, general and administrative expenses                     (17,998)           (8,427)              -        (26,425)
Michigan Single Business Tax                                      (1,743)                -               -         (1,743)
                                                            ------------      ------------        --------     ----------

       Operating income                                            7,447             2,958               -         10,405

Other expense, net                                                (6,954)           (1,754)              -         (8,708)
Equity in subsidiary earnings                                        353                 -            (353)             -
                                                            ------------      ------------        --------     ----------
       Income before income taxes                                    846             1,204            (353)         1,697

Income tax provision (benefit)                                       193               851               -          1,044
                                                            ------------      ------------        --------     ----------
       Net income                                           $        653      $        353        $   (353)    $      653
                                                            ============      ============        ========     ==========

                                                                                            1997
                                                            -------------------------------------------------------------
Net sales                                                   $    125,754      $     40,791        $      -     $  166,545
Cost of sales                                                   (110,385)          (36,975)              -       (147,360)
                                                            ------------      ------------        --------     ----------

       Gross profit                                               15,369             3,816               -         19,185

Selling, general and administrative expenses                      (9,285)           (4,551)              -        (13,836)
Michigan Single Business Tax                                      (1,415)                -               -         (1,415)
                                                            ------------      ------------        --------     ----------

       Operating income (loss)                                     4,669              (735)              -          3,934

Other expense, net                                                (3,510)           (1,866)              -         (5,376)
Equity in subsidiary earnings (loss)                              (1,805)                -           1,805              -
                                                            ------------      ------------        --------     ----------
       Income before income taxes                                   (646)           (2,601)          1,805         (1,442)

Income tax provision (benefit)                                       427              (796)              -           (369)
                                                            ------------      ------------        --------     ----------

       Net income (loss)                                    $      1,073      $     (1,805)       $  1,805     $    1,073
                                                            ============      ============        ========     ==========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS for the fiscal quarters ended June 28, 1998

                                                               GUARANTOR     NON-GUARANTOR                       MSXI
                                                              SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                              ------------   --------------   ------------   ------------
Cash from (used for) operating activities:
   Net income (loss)                                          $        372   $          (97)  $          -   $         275
   Equity in earnings of subsidiaries                                  (97)               -             97               -
   Adjustments to reconcile net income (loss) to net cash
       from (used for) operating activities:
     Depreciation                                                    1,833            1,361              -           3,194
     Amortization                                                      293                -              -             293
     Deferred taxes                                                   (344)             290              -             (54)
     Sale of property and equipment                                    426              384              -             810
     (Increase) decrease in receivables                              3,078            5,768              -           8,846
     (Increase) decrease in inventory                                   17                -              -              17
     (Increase) decrease in prepaid expenses and
         other assets                                                 (199)          (2,995)             -          (3,194)
     Increase (decrease) in current liabilities                      3,672           (3,084)             -             588
     Other, net                                                       (894)             305             92            (497)
                                                              ------------   --------------   ------------   -------------
     Net cash from (used for) operating activities                   8,157            1,932            189          10,278
                                                              ------------   --------------   ------------   -------------

Cash from (used for) investing activities:
   Capital expenditures                                             (1,518)          (1,517)             -          (3,035)
   Acquisition of business, net                                          -                -              -               -
   Investment in foreign activities                                      -                -              -               -
   Other, net                                                            -                -              -               -
                                                              ------------   --------------   ------------   -------------
     Net cash from (used for) investing activities                  (1,518)          (1,517)             -          (3,035)
                                                              ------------   --------------   ------------   -------------

Cash from (used for) financing activities:
     Intercompany                                                    2,272           (2,272)             -               -
     Investment in subsidiaries                                        812            4,539         (5,351)              -
     Equity in subsidiaries                                            (64)          (3,697)         3,761               -
     Proceeds from long-term debt issues                             2,599                -              -           2,599
     Payment of long-term debt                                           -           (5,029)             -          (5,029)
     Change in bank borrowings                                           -             (323)             -            (323)
     Change in cash overdraft                                      (10,103)               -              -         (10,103)
     Sale of redeemable preferred stock                                  -                -              -               -
     Sale of common stock                                                -                -              -               -
     Other, net                                                         21                -              -              21
                                                              ------------   --------------   ------------   -------------
       Net cash from (used for) financing activities                (4,463)          (6,782)        (1,590)        (12,835)
                                                              ------------   --------------   ------------   -------------
Effect of foreign exchange rate changes on cash                     (1,341)             263          1,401             323
                                                              ------------   --------------   ------------   -------------
Cash:
    Increase for the period                                            835           (6,104)             -          (5,269)
    Balance, beginning of period                                       276           14,762              -          15,038
                                                              ------------   --------------   ------------   -------------
    Balance, end of period                                    $      1,111   $        8,658   $          -   $       9,769
                                                              ============   ==============   ============   =============

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS for the fiscal six-month period ended June 28, 1998

                                                                     GUARANTOR      NON-GUARANTOR                       MSXI
                                                                    SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                                                    ------------    -------------     ------------   ------------
Cash from (used for) operating activities:
   Net income (loss)                                                 $      300      $      353        $      -     $      653
   Equity in earnings of subsidiaries                                       353               -            (353)             -
   Adjustments to reconcile net income (loss) to net cash
       from (used for) operating activities:
     Depreciation                                                         3,991           2,690               -          6,681
     Amortization                                                           645               -               -            645
     Deferred taxes                                                        (344)            290               -            (54)
     Sale of property and equipment                                         426             384               -            810
     (Increase) decrease in receivables                                  12,129          (2,281)              -          9,848
     (Increase) decrease in inventory                                        81               -               -             81
     (Increase) decrease in prepaid expenses and
         other assets                                                    (1,497)           (819)              -         (2,316)
     Increase (decrease) in current liabilities                         (10,099)          4,396               -         (5,703)
     Other, net                                                            (608)            (10)             43           (575)
                                                                     ----------      ----------        --------     ----------
     Net cash from (used for) operating activities                        5,377           5,003            (310)        10,070
                                                                     ----------      ----------        --------     ----------

Cash from (used for) investing activities:
   Capital expenditures                                                  (2,413)         (2,385)              -         (4,798)
   Acquisition of business, net                                               -               -               -              -
   Investment in foreign activities                                           -               -               -              -
   Other, net                                                                 -               -               -              -
                                                                     ----------      ----------        --------     ----------
     Net cash from (used for) investing activities                       (2,413)         (2,385)              -         (4,798)
                                                                     ----------      ----------        --------     ----------

Cash from (used for) financing activities:
     Intercompany                                                           708            (708)              -              -
     Investment in subsidiaries                                             602           4,640          (5,242)             -
     Equity in subsidiaries                                                (514)         (3,697)          4,211              -
     Proceeds from long-term debt issues                                 99,377               -               -         99,377
     Payment of long-term debt                                          (70,000)         (5,029)              -        (75,029)
     Change in bank borrowings                                          (24,552)          2,146               -        (22,406)
     Change in cash overdraft                                            (8,264)              -               -         (8,264)
     Sale of redeemable preferred stock                                       -               -               -              -
     Sale of common stock                                                     -               -               -              -
     Other, net                                                            (300)             (3)              -           (303)
                                                                     ----------      ----------        --------     ----------
       Net cash from (used for) financing activities                     (2,943)         (2,651)         (1,031)        (6,625)
                                                                     ----------      ----------        --------     ----------
Effect of foreign exchange rate changes on cash                          (1,359)           (435)          1,341           (453)
                                                                     ----------      ----------        --------     ----------
Cash:
    Increase for the period                                              (1,338)           (468)              -         (1,806)
    Balance, beginning of period                                          2,449           9,126               -         11,575
                                                                     ----------      ----------        --------     ----------
    Balance, end of period                                           $    1,111      $    8,658        $      -     $    9,769
                                                                     ==========      ==========        ========     ==========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

(dollars in thousands unless otherwise noted)

9.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS for the fiscal six-month period ended June 29, 1997

                                                                GUARANTOR      NON-GUARANTOR                        MSXI
                                                              SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                              ------------     -------------    ------------    ------------
Cash from (used for) operating activities:
   Net income (loss)                                          $         732     $     (1,805)    $         -     $    (1,073)
   Equity in earnings of subsidiaries                                (1,805)               -           1,805               -
   Adjustments to reconcile net income (loss) to net cash
       from (used for) operating activities:
     Depreciation                                                     1,705            1,454               -           3,159
     Amortization                                                       546                -               -             546
     Deferred taxes                                                       -                -               -               -
     (Increase) decrease in receivables                             (10,276)             (18)              -         (10,294)
     (Increase) decrease in inventory                                   644                -               -             644
     (Increase) decrease in prepaid expenses
          and other assets                                           (2,441)             969               -          (1,472)
     Increase (decrease) in current liabilities                       2,910              169             (33)          3,046
     Other, net                                                       5,937              319               1           6,257
                                                              -------------     ------------     -----------     -----------
     Net cash from (used for) operating activities                   (2,048)           1,088           1,773             813
                                                              -------------     ------------     -----------     -----------

Cash from (used for) investing activities:
   Capital expenditures                                              (6,438)          (1,800)              -          (8,238)
   Acquisition of business, net                                    (106,691)         (19,666)         (6,004)       (132,361)
   Investment in foreign subsidiaries                               (13,043)               -          13,043               -
   Other, net                                                          (317)               -               -            (317)
                                                              -------------     ------------     -----------     -----------
     Net cash from (used for) investing activities                 (126,489)         (21,466)          7,039        (140,916)
                                                              -------------     ------------     -----------     -----------

Cash from (used for) financing activities:
     Intercompany                                                   (22,182)          22,182               -               -
     Investment in subsidiaries                                          20            7,059          (7,079)              -
     Equity in subsidiaries                                           1,806                -          (1,806)              -
     Proceeds from long-term debt issues                             70,408              (10)              -          70,398
     Change in bank borrowings                                       43,967           (3,375)              -          40,592
     Change in cash overdraft                                        (4,037)               -               -          (4,037)
     Sale of redeemable preferred stock                              36,000                -               -          36,000
     Sale of common stock                                             3,800                -               -           3,800
     Other, net                                                         169             (348)             91             (88)
                                                              -------------     ------------     -----------     -----------
       Net cash from (used for) financing activities                129,951           25,508          (8,794)        146,665
                                                              -------------     ------------     -----------     -----------

Effect of foreign exchange rate changes on cash                           -           (1,215)            (18)         (1,233)
                                                              -------------     ------------     -----------     -----------

Cash:
    Increase for the period                                           1,414            3,915               -           5,329
    Balance, beginning of period                                          -                -               -               -
                                                              -------------     ------------     -----------     -----------

    Balance, end of period                                    $       1,414     $      3,915     $         -     $     5,329
                                                              =============     ============     ===========     ===========

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MSXI's net sales for the quarter ended June 28, 1998 increased $171.3 million (203.8%) from $84.0 million to $255.3 million, as compared to the fiscal quarter ended June 29, 1997. For the fiscal six months ended June 28, 1998, net sales increased $343.8 million (206.4%) from $166.5 million to $510.4 million, as compared to the fiscal six months ended June 29, 1997. These increases resulted principally from the GRI acquisition. In addition, net sales for the quarter and fiscal year to date 1998 increased approximately 10% from the comparable prior periods throughout the balance of the business.

Operating income for the fiscal quarter ended June 28, 1998 increased $2.0 million (60%) from $3.3 million to $5.3 million, as compared to the fiscal quarter ended June 29, 1997. As a percent of net sales operating income decreased from 4.0% for the fiscal quarter ended June 29, 1997 to 2.1% for the fiscal quarter ended June 28, 1998. For the fiscal six months ended June 28, 1998 operating income increased $6.5 million (164.5%) from $3.9 million to $10.4 million as compared to the fiscal six months ended June 29, 1997. As a percent of net sales operating income decreased from 2.4% for the fiscal six months ended June 29, 1997 to 2.0% for the fiscal six months ended June 28, 1998. The changes in operating income and operating income as a percent of net sales for the 1998 periods as compared to the 1997 periods are primarily due to the inclusion of the GRI businesses, which operate at a lower gross profit margin on a higher volume of net sales.

Net income for the fiscal quarter ended June 28, 1998 was $.3 million (.1% of net sales) as compared to $.4 million (.5% of net sales) for the fiscal quarter ended June 29, 1997. For the fiscal six months ended June 28, 1998 net income was $.7 million (.1% of net sales) as compared to a net loss of $(1.1) million (.6% of net sales) for the comparable prior period. For the fiscal quarter ended June 28, 1998, income before taxes improved to $.9 million from $.5 million in the prior year. However, net income was lower as a result of a change in effective tax rates due to the projected mix of foreign earnings and deductibility of foreign interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are for the acquisition of businesses and capital expenditures. These requirements have been met through a combination of bank debt, issuance of securities and cash from operations.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

During the fiscal quarter ended June 28, 1998 net cash provided from operating activities was $10.3 million which resulted primarily from improved accounts receivable collections.

The Company's total indebtedness as of June 28, 1998 consists of Notes, borrowings under the New Credit Facility, and borrowings under the Ford Facility. On April 14, 1998, the Company amended and restated the New Credit Facility to add a $30 million term loan portion. On the same date, the Company borrowed the full amount available under the term loan and used the funds to reduce outstanding bank balances under the revolving loan portion of the New Credit Facility. The amount is classified as long-term debt as the Company has both the ability and intent to refinance such amount under the New Credit Facility.

OTHER MATTERS

The Company provides staffing procurement services to Ford pursuant to the Ford Master Vendor Agreement. In exchange for such services, Ford pays certain agreed-upon compensation to the Company. In the United States, this compensation includes payment for personnel supplied to Ford, together with certain agreed-upon fees. The fees were scheduled to be reduced by 20% on July 1, 1998 from fees in effect since September 1, 1997. On May 4, 1998, an advisory board comprised of executives from both the Company and Ford agreed to suspend implementation of this fee reduction.

During the fiscal quarter ended June 28, 1998, one of the Company's three largest customers, General Motors ("GM"), experienced a labor dispute which resulted in a significant disruption to GM's North American automotive production ("GM Strike"). GM accounted for approximately 7% of the Company's total net sales during the fiscal quarter, reflecting a slight increase in net sales over the prior quarter. The GM Strike, which ended July 28, 1998, did not significantly impact operating results in the fiscal quarter. Although the media has reported on possible cost reduction programs at General Motors resulting from the GM Strike, the Company is not aware of any specific actions that would have a material affect on its financial condition, results of operations, or its cash flow in subsequent quarters.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)


SUBSEQUENT EVENTS

On July 22, 1998, the Company initiated an offer to exchange 11-3/8% Senior Subordinated Notes which have been registered under the Securities Act of 1933 for any and all outstanding Notes. The exchange offer will expire at 5:00 P.M.
(EDT) on August 20, 1998 unless extended. Prior to beginning the exchange offer, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission.

On August 4, 1998, the Company acquired Gold Arrow Contract Services, Ltd. ("Gold Arrow"), a U.K. technical and information technology staffing services company with sales of approximately $20 million.. Initial funding for the transaction was provided by borrowings under the New Credit Facility.

INFLATION

Although the Company cannot anticipate future inflation, it does not believe that inflation has had, or is likely in the forseeable future, to have a material impact on its results of operations. While the Company's contracts typically do not include automatic adjustments for inflation, the Ford Master Vendor Agreement does provide for automatic adjustments for inflation for services provided under the Master Vendor Program.

SEASONALITY

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services of the Company have historically been lower during the year-end holidays.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)


FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, the Company's leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, the Company's ability to recruit and place qualified personnel, risks associated with its acquisition strategy, and employment liability risk. They are hereby incorporated by reference from the risk factors and other factors included in the Company's Registration Statement on Form S-4.

MSX INTERNATIONAL, INC.


PART II.     OTHER INFORMATION


ITEM 1. On December 27, 1997, Cambridge Industries, Inc. filed a complaint against the Company in Michigan State Court. The complaint alleges that the Company, by retaining approximately $1.1 million of funds paid into a lock-box account maintained by the Company, has converted such funds. Cambridge Industries is seeking whatever relief the court deems just, including treble damages. The Company believes it has meritorious defenses and counterclaims to this action and intends to defend itself vigorously against all of the allegations contained in the complaint. The Company does not believe that the ultimate outcome of this litigation will have a material effect on its consolidated financial condition, results of operations or cash flows.

ITEM 2.      Not applicable.

ITEM 3.      Not applicable.

ITEM 4.      Not applicable.

ITEM 5.      Not applicable.

Item 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits:
                 Exhibit 12 - Computation of Ratio of Earnings to Fixed Changes
                 Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K:
                 None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MSX INTERNATIONAL, INC.
(Registrant)



Date:    August 12, 1998



By: /s/ Frederick K. Minturn
    -------------------------

Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer
and authorized signatory)

MSX INTERNATIONAL, INC.

                                  EXHIBIT INDEX


Exhibit                                                      Sequential Page No.
-------                                                      -------------------

Exhibit 12 - Computation of Ratio of Earnings to Fixed                24
             Charges

Exhibit 27 - Financial Data Schedule                                  25