Form 10-Q/A
period 1998-06-28
MSX INTERNATIONAL INC
filed 1998-08-13
CIK 1059274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QA

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

                           Yes           No    X
                              ----------   ----------
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding at
            Class                                     August 11, 1998
---------------------------------             -------------------------------
  Common Stock, par value $.01                             95,004

MSX INTERNATIONAL, INC.
INDEX


                                                                                                  PAGES

PART  I - FINANCIAL  INFORMATION


       ITEM 1 - FINANCIAL STATEMENTS


           Condensed Consolidated Balance Sheet as of June 28, 1998 and
                  December 28, 1997..................................................................2


           Condensed Consolidated Statement of Operations for the Fiscal Quarters and
                  Fiscal Six-Month Periods Ended June 28, 1998 and June 29, 1997.....................3


           Condensed Consolidated Statement of Cash Flows for the Fiscal Quarters and
                  Fiscal Six-Month Periods Ended June 28, 1998 and June 29, 1997.....................4


           Notes to Condensed Consolidated Financial Statements...................................5-17



       ITEM 2 - Management's Discussion and Analysis of Financial Condition and
                        Results of Operations....................................................18-21



PART II - Other Information and Signature........................................................22-23


EXHIBITS.........................................................................................24-25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  BALANCE SHEET
as of June 28, 1998 and December 28, 1997

                                                                                        JUNE 28,          DECEMBER 28,
                                                                                          1998                1997
                                                                                      -------------    -------------------
                                                                                            (dollars in thousands)
ASSETS

Current assets:
   Cash and cash equivalents                                                             $   9,769               $ 11,575
   Receivables, net                                                                        169,090                178,938
   Inventory                                                                                 1,158                  1,239
   Prepaid expenses and other assets                                                         7,954                  5,638
   Deferred income taxes                                                                     2,001                  2,352
                                                                                         ---------              ---------
       Total current assets                                                                189,972                199,742

Property and equipment, net of accumulated depreciation
   of $64,923 and $58,693, respectively                                                     31,628                 34,337
Goodwill, net of accumulated amortization of $1,418 and $892, respectively                  31,489                 31,934
Other assets                                                                                11,544                  8,783
Deferred income taxes                                                                       13,793                 12,380
                                                                                         ---------              ---------
       Total assets                                                                      $ 278,426              $ 287,176
                                                                                         =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion of long-term debt                                   $   7,000               $ 87,930
   Bank overdrafts                                                                          13,644                 21,908
   Accounts payable                                                                         54,124                 58,458
   Accrued payroll and benefits                                                             19,698                 16,984
   Accrued expenses                                                                         16,824                 20,907
   Deferred income taxes                                                                     2,080                    984
                                                                                         ---------              ---------
       Total current liabilities                                                           113,370                207,171

Long-term debt                                                                             151,369                 65,000
Long-term capital lease obligations                                                            281                    316
Long-term deferred compensation liability and other                                          3,570                  5,053
                                                                                         ---------              ---------
       Total liabilities                                                                   268,590                277,540
                                                                                         ---------              ---------

Redeemable Series A preferred stock: authorized 500,000 shares;
       issued and outstanding, 360,000 shares                                               36,000                 36,000
                                                                                         ---------              ---------

Shareholders' equity (deficit):
   Common stock, $.01 par: authorized, 2,000,000 shares;
       issued and outstanding, 95,004 shares                                                     1                      1
   Additional paid-in capital                                                              (22,251)               (22,251)
   Accumulated other comprehensive income/(loss)                                            (1,594)                (1,141)
   Accumulated deficit                                                                      (2,320)                (2,973)
                                                                                         ---------              ---------
       Total shareholders' equity (deficit)                                                (26,164)               (26,364)
                                                                                         ---------              ---------

       Total liabilities and shareholders' equity (deficit)                              $ 278,426              $ 287,176
                                                                                         =========              =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX  INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the fiscal quarters and fiscal six-month periods ended June 28, 1998 and June 29, 1997



                                                                  FISCAL QUARTERS                  FISCAL SIX MONTHS
                                                             ---------------------------      -----------------------------
                                                                 1998          1997               1998           1997
                                                             -------------  ------------      -------------  --------------
                                                                                (dollars in thousands)

Net sales                                                       $ 255,310      $ 84,037          $ 510,366       $ 166,545
Cost of sales                                                    (235,074)      (73,104)          (471,793)       (147,360)
                                                                ---------      --------          ---------       ---------

     Gross profit                                                  20,236        10,933             38,573          19,185

Selling, general and administrative expenses                      (13,921)       (6,878)           (26,425)        (13,836)
Michigan Single Business Tax                                         (971)         (715)            (1,743)         (1,415)
                                                                ---------      --------          ---------       ---------

     Operating income                                               5,344         3,340             10,405           3,934
                                                                ---------      --------          ---------       ---------

Other income (expense), net:
   Interest expense, net                                           (4,400)         (595)            (7,673)         (1,523)
   Interest expense, related parties                                    -        (2,401)            (1,040)         (4,275)
   Other income (expense), net                                          5           202                  5             422
                                                                ---------      --------          ---------       ---------
                                                                   (4,395)       (2,794)            (8,708)         (5,376)
                                                                ---------      --------          ---------       ---------

   Income (loss) before income taxes                                  949           546              1,697          (1,442)

Income tax provision (benefit)                                        674           111              1,044            (369)
                                                                ---------      --------          ---------       ---------

   Net income (loss)                                            $     275      $    435          $     653       $  (1,073)
                                                                =========      ========          =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX  INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS for the fiscal quarters and fiscal six-month periods ended June 28, 1998 and June 29, 1997


                                                                  FISCAL QUARTERS               FISCAL SIX MONTHS
                                                             --------------------------     ---------------------------
                                                                1998          1997             1998           1997
                                                             ------------  ------------     ------------  -------------
                                                                              (dollars in thousands)
Cash from (used for) operating activities:
   Net income (loss)                                            $    275       $   435         $    653      $  (1,073)
   Adjustments to reconcile net income (loss)
     to net cash from (used for) operating activities:
     Depreciation                                                  3,194         1,786            6,681          3,159
     Amortization                                                    293           203              645            546
     Deferred  taxes                                                 (54)            -              (54)             -
     Sale of property and equipment                                  810             -              810              -
     (Increase) decrease in receivables, net                       8,846         5,971            9,848        (10,294)
     (Increase) decrease in inventory                                 17          (134)              81            644
     (Increase) decrease in prepaid expenses                      (3,194)       (2,694)          (2,316)        (1,472)
     Increase (decrease) in current liabilities                      588         6,554           (5,703)         3,046
     Other, net                                                     (497)          143             (575)         6,257
                                                                --------       -------         --------      ---------
        Net cash from (used for) operating activities             10,278        12,264           10,070            813
                                                                --------       -------         --------      ---------

Cash from (used for) investing activities:
    Capital expenditures                                          (3,035)       (5,592)          (4,798)        (8,238)
   Acquisition of business, net of cash received                       -             -                -       (132,361)
   Other, net                                                          -             -                -           (317)
                                                                --------       -------         --------      ---------
        Net cash from (used for )investing activities             (3,035)       (5,592)          (4,798)      (140,916)
                                                                --------       -------         --------      ---------

Cash from (used for) financing activities:
     Proceeds from long-term debt issues                           2,599           398           99,377         70,398
     Repayment of long-term debt                                  (5,029)            -          (75,029)             -
     Change in bank borrowings                                      (323)       (5,022)         (22,406)        40,592
     Change in cash overdraft                                    (10,103)          (13)          (8,264)        (4,037)
     Sale of Redeemable Preferred Stock                                -             -                -         36,000
     Sale of Common Stock                                              -            40                -          3,800
     Other, net                                                       21           263             (303)           (88)
                                                                --------       -------         --------      ---------
          Net cash from (used for) financing activities          (12,835)       (4,334)          (6,625)       146,665
                                                                --------       -------         --------      ---------

Effect of foreign exchange rate changes on cash                      323          (696)            (453)        (1,233)
                                                                --------       -------         --------      ---------

Cash:
    Increase (decrease) for the period                            (5,269)        1,642           (1,806)         5,329
    Balance, beginning of period                                  15,038         3,687           11,575              -
                                                                --------       -------         --------      ---------

    Balance, end of period                                      $  9,769       $ 5,329         $  9,769      $   5,329
                                                                ========       =======         ========      =========

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


                                                                  FISCAL QUARTER                 FISCAL SIX MONTHS
                                                            ---------------------------      --------------------------
                                                              JUNE 28,       JUNE 29,          JUNE 28,      JUNE 29,
                                                                1998           1997              1998          1997
                                                            ------------   ------------      ------------  ------------


          Net income/(loss)                                       $ 275         $  435             $ 653      $ (1,073)
          Other comprehensive income/(loss)                         323           (696)             (453)       (1,233)
                                                                  -----         ------             -----        ------

          Total comprehensive income/(loss)                       $ 598         $ (261)            $ 200      $ (2,306)
                                                                  =====         ======             =====      ========




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

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of June 28, 1998


                                                               GUARANTOR     NON-GUARANTOR                       MSXI
                                                              SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                              ------------   --------------   ------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $   1,111        $  8,658      $       -        $   9,769
   Receivables, net                                               118,277          50,813              -          169,090
   Inventory                                                        1,122              36              -            1,158
   Prepaid expenses and other assets                                3,516           4,438              -            7,954
   Deferred income taxes                                              863           1,138              -            2,001
                                                                ---------        --------      ---------        ---------
      Total current assets                                        124,889          65,083              -          189,972

Property and equipment, net                                        21,180          10,448              -           31,628
Goodwill, net                                                      31,489               -              -           31,489
Other assets                                                       38,787           4,028        (31,271)          11,544
Deferred income taxes                                              12,234           1,559             -            13,793
                                                                ---------        --------      ---------        ---------

      Total assets                                              $ 228,579        $ 81,118      $ (31,271)       $ 278,426
                                                                =========        ========      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt          $       -        $  7,000      $       -        $   7,000
   Bank overdrafts                                                 13,644               -              -           13,644
   Accounts payable                                                43,507          10,617              -           54,124
   Accrued liabilities                                             29,964           6,590            (32)          36,522
   Deferred income taxes                                              853           1,227             -             2,080
                                                                ---------        --------      ---------        ---------
        Total current liabilities                                  87,968          25,434            (32)         113,370

Long-term debt                                                    144,602           6,767              -          151,369
Intercompany accounts                                             (30,680)         30,680              -                -
Long-term capital lease obligations                                   281               -              -              281
Long-term deferred compensation liability and other                 3,570               -              -            3,570
                                                                ---------        --------      ---------        ---------
        Total liabilities                                         205,741          62,881            (32)         268,590
                                                                ---------        --------      ---------        ---------

Redeemable Series A preferred stock                                36,000              33            (33)          36,000
                                                                ---------        --------      ---------        ---------
Shareholders' equity (deficit):
   Common stock                                                         1           2,950         (2,950)               1
   Additional paid-in capital                                      (9,442)         28,851        (41,660)         (22,251)
   Accumulated other comprehensive income/(loss)                   (1,393)         (4,025)         3,824           (1,594)
   Retained earnings (deficit)                                     (2,328)         (9,572)         9,580           (2,320)
                                                                ---------        --------      ---------        ---------
       Total shareholders' equity (deficit)                       (13,162)         18,204        (31,206)         (26,164)
                                                                ---------        --------      ---------        ---------

       Total liabilities and shareholders' equity (deficit)     $ 228,579        $ 81,118      $ (31,271)       $ 278,426
                                                                =========        ========      =========        =========


MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 1997

                                                               GUARANTOR    NON-GUARANTOR                       MSXI
                                                              SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                              ------------  --------------   ------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $   2,449        $  9,126      $       -        $  11,575
   Receivables, net                                               130,404          48,534              -          178,938
   Inventory                                                        1,204              35              -            1,239
   Prepaid expenses and other assets                                2,106           3,532              -            5,638
   Deferred income taxes                                              863           1,489              -            2,352
                                                                ---------        --------      ---------        ---------
      Total current assets                                        137,026          62,716              -          199,742

Property and equipment, net                                        23,208          11,129              -           34,337
Goodwill, net                                                      31,934               -              -           31,934
Other assets                                                       28,877             489        (20,583)           8,783
Deferred income taxes                                              11,036           1,344              -           12,380
                                                                ---------        --------      ---------        ---------
      Total assets                                              $ 232,081        $ 75,678      $ (20,583)       $ 287,176
                                                                =========        ========      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt          $  71,280        $ 16,650      $       -        $  87,930
   Bank overdrafts                                                 21,908               -              -           21,908
   Accounts payable                                                51,818           6,640              -           58,458
   Accrued liabilities                                             31,752           6,171            (32)          37,891
   Deferred income taxes                                               -              984              -              984
                                                                ---------        --------      ---------        ---------
        Total current liabilities                                 176,758          30,445            (32)         207,171

Long-term debt                                                     65,000               -              -           65,000
Intercompany accounts                                             (31,389)         31,389              -                -
Long-term capital lease obligations                                   316               -              -              316
Long-term deferred compensation liability and other                 4,654             399              -            5,053
                                                                ---------        --------      ---------        ---------
        Total liabilities                                         215,339          62,233            (32)         277,540
                                                                ---------        --------      ---------        ---------

Redeemable Series A preferred stock                                36,000              32            (32)          36,000
                                                                ---------        --------      ---------        ---------

Shareholders' equity (deficit):
   Common stock                                                         1           2,702         (2,702)               1
   Additional paid-in capital                                     (16,263)         19,154        (25,142)         (22,251)
   Accumulated other comprehensive income/(loss)                      (23)         (3,598)         2,480           (1,141)
   Retained earnings (deficit)                                     (2,973)         (4,845)         4,845           (2,973)
                                                                ---------        --------      ---------        ---------
       Total shareholders' equity (deficit)                       (19,258)         13,413        (20,519)         (26,364)
                                                                ---------        --------      ---------        ---------

       Total liabilities and shareholders' equity (deficit)     $ 232,081        $ 75,678      $ (20,583)       $ 287,176
                                                                =========        ========      =========        =========


MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS for the fiscal quarters ended June 28, 1998 and June 29, 1997


                                                                                    1998
                                                          -----------------------------------------------------------
                                                           GUARANTOR    NON-GUARANTOR                      MSXI
                                                          SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ------------  ---------------  ------------  --------------

Net sales                                                   $ 217,574         $ 37,736      $      -       $ 255,310
Cost of sales                                                (203,052)         (32,022)            -        (235,074)
                                                            ---------         --------      --------       ---------

       Gross profit                                            14,522            5,714             -          20,236

Selling, general and administrative expenses                   (9,360)          (4,561)            -         (13,921)
Michigan Single Business Tax                                     (971)               -             -            (971)
                                                            ---------         --------      --------       ---------

       Operating income                                         4,191            1,153             -           5,344

Other expense, net                                             (3,574)            (821)            -          (4,395)
Equity in subsidiary earnings                                     (97)               -            97               -
                                                            ---------         --------      --------       ---------
       Income before income taxes                                 520              332            97             949

Income tax provision (benefit)                                    245              429             -             674
                                                            ---------         --------      --------       ---------
       Net income                                           $     275         $    (97)     $     97       $     275
                                                            =========         ========      ========       =========

                                                                                    1997
                                                          -----------------------------------------------------------

Net sales                                                   $  63,372         $ 20,665      $      -       $  84,037
Cost of sales                                                 (55,496)         (17,608)            -         (73,104)
                                                            ---------         --------      --------       ---------

       Gross profit                                             7,876            3,057             -          10,933

Selling, general and administrative expenses                   (4,657)          (2,221)            -          (6,878)
Michigan Single Business Tax                                     (715)               -             -            (715)
                                                            ---------         --------      --------       ---------

       Operating income (loss)                                  2,504              836             -           3,340

Other expense, net                                             (1,631)          (1,163)            -          (2,794)
Equity in subsidiary earnings (loss)                             (131)               -           131               -
                                                            ---------         --------      --------       ---------
       Income before income taxes                                 742             (327)          131             546

Income tax provision (benefit)                                    307             (196)            -             111
                                                            ---------         --------      --------       ---------

       Net income (loss)                                    $     435         $   (131)     $    131       $     435
                                                            =========         ========      ========       =========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS for the fiscal six-month periods ended June 28, 1998 and June 29, 1997



                                                                                     1998
                                                          -----------------------------------------------------------
                                                           GUARANTOR    NON-GUARANTOR                      MSXI
                                                          SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ------------  ---------------  ------------  --------------

Net sales                                                   $ 435,540         $ 74,826       $     -       $ 510,366
Cost of sales                                                (408,352)         (63,441)            -        (471,793)
                                                            ---------         --------       -------       ---------

       Gross profit                                            27,188           11,385             -          38,573

Selling, general and administrative expenses                  (17,998)          (8,427)            -         (26,425)
Michigan Single Business Tax                                   (1,743)               -             -          (1,743)
                                                            ---------         --------       -------       ---------

       Operating income                                         7,447            2,958             -          10,405

Other expense, net                                             (6,954)          (1,754)            -          (8,708)
Equity in subsidiary earnings                                     353                -          (353)              -
                                                            ---------         --------       -------       ---------
       Income before income taxes                                 846            1,204          (353)          1,697

Income tax provision (benefit)                                    193              851             -           1,044
                                                            ---------         --------       -------       ---------
       Net income                                           $     653         $    353       $  (353)          $ 653
                                                            =========         ========       =======       =========

                                                                                       1997
                                                          -----------------------------------------------------------

Net sales                                                   $ 125,754         $ 40,791       $     -       $ 166,545
Cost of sales                                                (110,385)         (36,975)            -        (147,360)
                                                            ---------         --------       -------       ---------

       Gross profit                                            15,369            3,816             -          19,185

Selling, general and administrative expenses                   (9,285)          (4,551)            -         (13,836)
Michigan Single Business Tax                                   (1,415)               -             -          (1,415)
                                                            ---------         --------       -------       ---------

       Operating income (loss)                                  4,669             (735)            -           3,934

Other expense, net                                             (3,510)          (1,866)            -          (5,376)
Equity in subsidiary earnings (loss)                           (1,805)               -         1,805               -
                                                            ---------         --------       -------       ---------
       Income before income taxes                                (646)          (2,601)        1,805          (1,442)

Income tax provision (benefit)                                    427             (796)            -            (369)
                                                            ---------         --------       -------       ---------

       Net income (loss)                                    $   1,073         $ (1,805)      $ 1,805       $   1,073
                                                            =========         ========       =======       =========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -(CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS for the fiscal quarters ended June 28, 1998



                                                            GUARANTOR     NON-GUARANTOR                         MSXI
                                                           SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                           ------------   ---------------   -------------   -------------
Cash from (used for) operating activities:
   Net income (loss)                                          $    372          $    (97)        $     -        $    275
   Equity in earnings of subsidiaries                              (97)                -              97               -
   Adjustments to reconcile net income (loss) to net cash
       from (used for) operating activities:
     Depreciation                                                1,833             1,361               -           3,194
     Amortization                                                  293                 -               -             293
     Deferred taxes                                               (344)              290               -             (54)
     Sale of property and equipment                                426               384               -             810
     (Increase) decrease in receivables                          3,078             5,768               -           8,846
     (Increase) decrease in inventory                               17                 -               -              17
     (Increase) decrease in prepaid expenses and
         other assets                                             (199)           (2,995)              -          (3,194)
     Increase (decrease) in current liabilities                  3,672            (3,084)              -             588
     Other, net                                                   (894)              305              92            (497)
                                                              --------          --------         -------        --------
     Net cash from (used for) operating activities               8,157             1,932             189          10,278
                                                              --------          --------         -------        --------

Cash from (used for) investing activities:
   Capital expenditures                                         (1,518)           (1,517)              -          (3,035)
   Acquisition of business, net                                      -                 -               -               -
   Investment in foreign activities                                  -                 -               -               -
   Other, net                                                        -                 -               -               -
                                                              --------          --------         -------        --------
     Net cash from (used for) investing activities              (1,518)           (1,517)              -          (3,035)
                                                              --------          --------         -------        --------

Cash from (used for) financing activities:
     Intercompany                                                2,272            (2,272)              -               -
     Investment in subsidiaries                                    812             4,539          (5,351)              -
     Equity in subsidiaries                                        (64)           (3,697)          3,761               -
     Proceeds from long-term debt issues                         2,599                 -               -           2,599
     Payment of long-term debt                                       -            (5,029)              -          (5,029)
     Change in bank borrowings                                       -              (323)              -            (323)
     Change in cash overdraft                                  (10,103)                -               -         (10,103)
     Sale of redeemable preferred stock                              -                 -               -               -
     Sale of common stock                                            -                 -               -               -
     Other, net                                                     21                 -               -              21
                                                              --------          --------         -------        --------
       Net cash from (used for) financing activities            (4,463)           (6,782)         (1,590)        (12,835)
                                                              --------          --------         -------        --------
Effect of foreign exchange rate changes on cash                 (1,341)              263           1,401             323
                                                              --------          --------         -------        --------
Cash:
    Increase for the period                                        835            (6,104)              -          (5,269)
    Balance, beginning of period                                   276            14,762               -          15,038
                                                              --------          --------         -------        --------
    Balance, end of period                                    $  1,111          $  8,658         $     -        $  9,769
                                                              ========          ========         =======        ========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS for the fiscal quarters ended June 29, 1997



                                                        GUARANTOR      NON-GUARANTOR                      MSXI
                                                        SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                        -----------    -------------    -----------    ------------
Cash from (used for) operating activities:
   Net income (loss)                                       $   566          $  (131)         $   -         $   435
   Equity in earnings of subsidiaries                         (131)               -            131               -
   Adjustments to reconcile net income (loss) to net cash
       from (used for) operating activities:
     Depreciation                                              973              813              -           1,786
     Amortization                                              203                -              -             203
     Deferred taxes                                              -                -              -               -
     (Increase) decrease in receivables                      2,917            3,054              -           5,971
     (Increase) decrease in inventory                          (98)             (36)             -            (134)
     (Increase) decrease in prepaid expenses
          and other assets                                  (3,077)             383              -          (2,694)
     Increase (decrease) in current liabilities              6,715             (161)             -           6,554
     Other, net                                             (1,028)           1,078             93             143
                                                           -------          -------           ----         -------
     Net cash from (used for) operating activities           7,040            5,000            224          12,264
                                                           -------          -------          -----         -------

Cash from (used for) investing activities:
   Capital expenditures                                     (3,995)          (1,597)             -          (5,592)
   Acquisition of business, net                                  -                -              -               -
   Investment in foreign subsidiaries                            -                -              -               -
   Other, net                                                    -                -              -               -
                                                                 -                -              -               -
                                                           -------          -------          -----         -------
     Net cash from (used for) investing activities          (3,995)          (1,597)             -          (5,592)
                                                           -------          -------          -----         -------

Cash from (used for) financing activities:
     Intercompany                                             (931)             931              -               -
     Investment in subsidiaries                                 20               54            (74)              -
     Equity in subsidiaries                                    132                -           (132)              -
     Proceeds from long-term debt issues                       408              (10)             -             398
     Change in bank borrowings                              (1,928)          (3,094)             -          (5,022)
     Change in cash overdraft                                  (13)               -              -             (13)
     Sale of redeemable preferred stock                          -                -              -               -
     Sale of common stock                                       40                -              -              40
     Other, net                                                263                -              -             263
                                                           -------          -------          -----         -------
       Net cash from (used for) financing activities        (2,009)          (2,119)          (206)         (4,334)
                                                           -------          -------          -----         -------

Effect of foreign exchange rate changes on cash                  -             (678)           (18)           (696)
                                                           -------          -------          -----         -------

Cash:
    Increase for the period                                  1,036              606              -           1,642
    Balance, beginning of period                               378            3,309              -           3,687
                                                           -------          -------          -----         -------

    Balance, end of period                                 $ 1,414          $ 3,915          $   -         $ 5,329
                                                           =======          =======          =====         =======

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS for the fiscal six-month period ended June 28, 1998



                                                            GUARANTOR     NON-GUARANTOR                         MSXI
                                                           SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                           ------------   ---------------   -------------   -------------
Cash from (used for) operating activities:
   Net income (loss)                                          $    300             $ 353         $     -        $    653
   Equity in earnings of subsidiaries                              353                 -            (353)              -
   Adjustments to reconcile net income (loss) to net cash
       from (used for) operating activities:
     Depreciation                                                3,991             2,690               -           6,681
     Amortization                                                  645                 -               -             645
     Deferred taxes                                               (344)              290               -             (54)
     Sale of property and equipment                                426               384               -             810
     (Increase) decrease in receivables                         12,129            (2,281)              -           9,848
     (Increase) decrease in inventory                               81                 -               -              81
     (Increase) decrease in prepaid expenses and
         other assets                                           (1,497)             (819)              -          (2,316)
     Increase (decrease) in current liabilities                (10,099)            4,396               -          (5,703)
     Other, net                                                   (608)              (10)             43            (575)
                                                              --------           -------         -------        --------
     Net cash from (used for) operating activities               5,377             5,003            (310)         10,070
                                                              --------           -------         -------        --------

Cash from (used for) investing activities:
   Capital expenditures                                         (2,413)           (2,385)              -          (4,798)
   Acquisition of business, net                                      -                 -               -               -
   Investment in foreign activities                                  -                 -               -               -
   Other, net                                                        -                 -               -               -
                                                                     -                 -               -               -
                                                              --------           -------         -------        --------
     Net cash from (used for) investing activities              (2,413)           (2,385)              -          (4,798)
                                                              --------           -------         -------        --------

Cash from (used for) financing activities:
     Intercompany                                                  708              (708)              -               -
     Investment in subsidiaries                                    602             4,640          (5,242)              -
     Equity in subsidiaries                                       (514)           (3,697)          4,211               -
     Proceeds from long-term debt issues                        99,377                 -               -          99,377
     Payment of long-term debt                                 (70,000)           (5,029)              -         (75,029)
     Change in bank borrowings                                 (24,552)            2,146               -         (22,406)
     Change in cash overdraft                                   (8,264)                -               -          (8,264)
     Sale of redeemable preferred stock                              -                 -               -               -
     Sale of common stock                                            -                 -               -               -
     Other, net                                                   (300)               (3)              -            (303)
                                                              --------           -------         -------        --------
       Net cash from (used for) financing activities            (2,943)           (2,651)         (1,031)         (6,625)
                                                              --------           -------         -------        --------
Effect of foreign exchange rate changes on cash                 (1,359)             (435)          1,341            (453)
                                                              --------           -------         -------        --------
Cash:
    Increase for the period                                     (1,338)             (468)              -          (1,806)
    Balance, beginning of period                                 2,449             9,126               -          11,575
                                                              --------           -------         -------        --------
    Balance, end of period                                    $  1,111           $ 8,658         $     -        $  9,769
                                                              ========           =======         =======        ========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

9.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS for the fiscal six-month period ended June 29, 1997




                                                            GUARANTOR     NON-GUARANTOR                         MSXI
                                                           SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                           ------------   ---------------   -------------   -------------
Cash from (used for) operating activities:
   Net income (loss)                                         $     732          $ (1,805)        $     -       $  (1,073)
   Equity in earnings of subsidiaries                           (1,805)                -           1,805               -
   Adjustments to reconcile net income (loss) to net cash
       from (used for) operating activities:
     Depreciation                                                1,705             1,454               -           3,159
     Amortization                                                  546                 -               -             546
     Deferred taxes                                                  -                 -               -               -
     (Increase) decrease in receivables                        (10,276)              (18)              -         (10,294)
     (Increase) decrease in inventory                              644                 -               -             644
     (Increase) decrease in prepaid expenses
          and other assets                                      (2,441)              969               -          (1,472)
     Increase (decrease) in current liabilities                  2,910               169             (33)          3,046
     Other, net                                                  5,937               319               1           6,257
                                                             ---------          --------         -------       ---------
     Net cash from (used for) operating activities              (2,048)            1,088           1,773             813
                                                             ---------          --------         -------       ---------

Cash from (used for) investing activities:
   Capital expenditures                                         (6,438)           (1,800)              -          (8,238)
   Acquisition of business, net                               (106,691)          (19,666)         (6,004)       (132,361)
   Investment in foreign subsidiaries                          (13,043)                -          13,043               -
   Other, net                                                     (317)                -              -             (317)
                                                             ---------          --------         -------       ---------
     Net cash from (used for) investing activities            (126,489)          (21,466)          7,039        (140,916)
                                                             ---------          --------         -------       ---------

Cash from (used for) financing activities:
     Intercompany                                              (22,182)           22,182               -               -
     Investment in subsidiaries                                     20             7,059          (7,079)              -
     Equity in subsidiaries                                      1,806                 -          (1,806)              -
     Proceeds from long-term debt issues                        70,408               (10)              -          70,398
     Change in bank borrowings                                  43,967            (3,375)              -          40,592
     Change in cash overdraft                                   (4,037)                -               -          (4,037)
     Sale of redeemable preferred stock                         36,000                 -               -          36,000
     Sale of common stock                                        3,800                 -               -           3,800
     Other, net                                                    169              (348)             91             (88)
                                                             ---------          --------         -------       ---------
       Net cash from (used for) financing activities           129,951            25,508          (8,794)        146,665
                                                             ---------          --------         -------       ---------

Effect of foreign exchange rate changes on cash                      -            (1,215)            (18)         (1,233)
                                                             ---------          --------         -------       ---------

Cash:
    Increase for the period                                      1,414             3,915               -           5,329
    Balance, beginning of period                                     -                 -               -               -
                                                             ---------          --------         -------       ---------

    Balance, end of period                                   $   1,414          $  3,915         $     -       $   5,329
                                                             =========          ========         =======       =========

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

On August 4, 1998, the Company acquired Gold Arrow Contract Services, Ltd. ("Gold Arrow"), a U.K. technical and information technology staffing services company with sales of approximately $20 million. Initial funding for the transaction was provided by borrowings under the New Credit Facility.

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


MSX INTERNATIONAL, INC.
(Registrant)



Date:    August 13, 1998



By: /s/ Frederick K. Minturn
        --------------------

Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer
and authorized signatory)

MSX INTERNATIONAL, INC.

                                  EXHIBIT INDEX


Exhibit                                                                             Sequential Page No.
-------                                                                             -------------------
Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges                              25

Exhibit 27 - Financial Data Schedule