Form 10-Q
period 1998-09-27
MSX INTERNATIONAL INC
filed 1998-11-12
CIK 1059274

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 0R
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 1998

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File number: 333-49821

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

                                Yes  X     No
                                   -----     -----

MSX INTERNATIONAL, INC.
INDEX





                                                                                               PAGES

PART I - FINANCIAL  INFORMATION


     ITEM 1 - Financial Statements


         Condensed Consolidated Balance Sheet as of  September 27, 1998 and
             December 28, 1997....................................................................2


         Condensed Consolidated Statement of Operations for the Fiscal Quarters and
             Fiscal Nine-Month Periods Ended September  27, 1998 and September 28, 1997...........3


         Condensed Consolidated Statement of Cash Flows for the Fiscal Nine-Month
             Periods Ended September 27, 1998 and September 28, 1997..............................4


         Notes to Condensed Consolidated Financial Statements.................................5 -14



     ITEM 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................15-20



PART II - Other Information and Signature.....................................................21-23


EXHIBITS ........................................................................................24


PART I - FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATED  BALANCE SHEET
as of September 27, 1998 and December 28, 1997

                                                                                     SEPTEMBER 27,        DECEMBER 28,
                                                                                         1998                 1997
                                                                                     -------------        ------------
                                                                                           (dollars in thousands)
ASSETS

Current assets:
 Cash and cash equivalents                                                           $       3,949        $     11,575
 Receivables, net                                                                          164,445             178,938
 Inventory                                                                                   1,681               1,239
 Prepaid expenses and other assets                                                           9,766               5,638
 Deferred income taxes                                                                       2,015               2,352
                                                                                     -------------        ------------
     Total current assets                                                                  181,856             199,742

Property and equipment, net of accumulated depreciation
 of $68,673 and $58,693, respectively                                                       31,829              34,337
Goodwill, net of accumulated amortization of $1,674 and $892, respectively                  34,082              31,934
Other assets                                                                                11,610               8,783
Deferred income taxes                                                                       15,680              12,380
                                                                                     -------------        ------------
     Total assets                                                                    $     275,057        $    287,176
                                                                                     =============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable and current portion of long-term debt                                 $       4,511        $     87,930
 Accounts payable                                                                           77,375              80,366
 Accrued payroll and benefits                                                               21,492              16,984
 Accrued expenses                                                                           18,341              20,907
 Deferred income taxes                                                                       2,704                 984
                                                                                     -------------        ------------
     Total current liabilities                                                             124,423             207,171

Long-term debt                                                                             134,850              65,000
Long-term capital lease obligations                                                            281                 316
Long-term deferred compensation liability and other                                          3,911               5,053
                                                                                     -------------        ------------
     Total liabilities                                                                     263,465             277,540
                                                                                     -------------        ------------

Redeemable Series A preferred stock: authorized 500,000 shares;
     issued and outstanding, 360,000 shares                                                 36,000              36,000
                                                                                     -------------        ------------

Shareholders' equity (deficit):
 Common stock, $.01 par: authorized, 2,000,000 shares;
     issued and outstanding, 95,004 shares                                                       1                   1
 Additional paid-in capital                                                                (22,251)            (22,251)
 Accumulated other comprehensive loss                                                         (706)             (1,141)
 Accumulated deficit                                                                        (1,452)             (2,973)
                                                                                     -------------        ------------
     Total shareholders' equity (deficit)                                                  (24,408)            (26,364)
                                                                                     -------------        ------------

     Total liabilities and shareholders' equity (deficit)                            $     275,057        $    287,176
                                                                                     =============        ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX  INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS for the fiscal quarters and fiscal nine-month periods ended September 27, 1998 and September 28, 1997


                                                         FISCAL QUARTERS             FISCAL NINE MONTHS
                                                     ----------------------        ---------------------
                                                       1998          1997             1998        1997
                                                     --------      --------        ---------   ---------
                                                                      (dollars in thousands)
Net sales                                            $273,383      $143,955        $ 783,749   $ 310,500
Cost of sales                                        (251,934)     (131,212)        (723,722)   (278,150)
                                                     --------      --------        ---------   ---------
  Gross profit                                         21,449        12,743           60,027      32,350

Selling, general and administrative expenses          (14,644)       (8,424)         (41,069)    (22,260)
Michigan Single Business Tax                             (990)         (735)          (2,733)     (2,150)
Restructuring costs                                         -        (2,000)               -      (2,000)
                                                     --------      --------        ---------   ---------

  Operating income                                      5,815         1,584           16,225       5,940
                                                     --------      --------        ---------   ---------

  Interest expense, net                                (4,263)       (1,567)         (11,936)     (3,090)
  Interest expense, related parties                         -        (1,685)          (1,040)     (5,960)
                                                     --------      --------        ---------   ---------
                                                       (4,263)       (3,252)         (12,976)     (9,050)
                                                     --------      --------        ---------   ---------

Income (loss) before income taxes                       1,552        (1,668)           3,249      (3,110)

Income tax provision (benefit)                            684          (721)           1,728      (1,090)
                                                     --------      --------        ---------   ---------
Net income (loss)                                    $    868      $   (947)       $   1,521   $  (2,020)
                                                     ========      ========        =========   =========





          The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX  INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS for the fiscal nine-month periods ended September 27, 1998 and September 28, 1997


                                                                      FISCAL NINE MONTHS
                                                                 ---------------------------
                                                                    1998            1997
                                                                 -----------     -----------
Cash from (used for) operating activities:

 Net income (loss)                                               $     1,521     $    (2,020)
 Adjustments to reconcile net income (loss)
   to net cash from (used for) operating activities:
   Depreciation                                                       10,431           5,719
   Amortization                                                          999             630
   Deferred  taxes                                                    (1,331)              -
   Net loss on sale of property and equipment                            124               -
   (Increase) decrease in receivables, net                            19,394         (21,446)
   (Increase) decrease in inventory                                     (442)           (350)
   (Increase) decrease in prepaid expenses                            (4,129)           (315)
   Increase (decrease) in current liabilities                         (7,675)         20,528
   Other, net                                                           (738)          2,910
                                                                 -----------     -----------
     Net cash from  operating activities                              18,154           5,656
                                                                 -----------     -----------

Cash from (used for) investing activities:
 Capital expenditures                                                 (8,748)         (8,220)
 Acquisition of business, net of cash received                        (3,783)       (159,219)
 Proceeds from sale of property and equipment                            686               -
                                                                 -----------     -----------
     Net cash (used for) investing activities                        (11,845)       (167,439)
                                                                 -----------     -----------

Cash from (used for) financing activities:
  Proceeds from long-term debt issues                                 99,377         130,655
  Repayment of long-term debt                                        (91,548)              -
  Change in notes payable                                            (24,895)              -
  Change in book overdraft                                             2,929               -
  Sale of Redeemable Preferred Stock                                       -          36,000
  Sale of Common Stock                                                     -           3,800
  Other, net                                                            (233)           (402)
                                                                 -----------     -----------
     Net cash from (used for) financing activities                   (14,370)        170,053
                                                                 -----------     -----------

Effect of foreign exchange rate changes on cash                          435          (1,960)
                                                                 -----------     -----------

Cash:
  Increase (decrease) for the period                                  (7,626)          6,310
  Balance, beginning of period                                        11,575               -
                                                                 -----------     -----------

  Balance, end of period                                         $     3,949     $     6,310
                                                                 ===========     ===========




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

         The Company utilizes a 52-53 week fiscal year.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments which are normal and recurring in nature necessary to present fairly its financial position at September 27, 1998, its results of operations for the fiscal quarter and fiscal nine-month periods ended September 27, 1998 and September 28, 1997 and its cash flows for the fiscal nine-month periods ended September 27, 1998 and September 28, 1997. The operating results for the fiscal quarter and fiscal nine-month periods ended September 27, 1998 and September 28, 1997 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Company's Registration Statement on Form S-4 which was declared effective by the Securities and Exchange Commission on July 22, 1998.

2.       RESTRUCTURING ACTIONS:

         As of December 28, 1997, accrued restructuring costs totaled $6.1 million. Approximately $0.6 million and $3.1 million was charged to MSXI's accrual in the fiscal quarter and fiscal nine-month period ended September 27, 1998, respectively, primarily for severance payments and operating lease payments on unused facilities. Remaining accrued restructuring costs totaled $3.3 million as of September 27, 1998, of which $0.9 million is expected to be paid in the balance of fiscal 1998.

3.       REDEEMABLE SERIES A PREFERRED STOCK:

         Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of September 27, 1998, the Company had not declared any dividends. Accordingly, no dividends have been paid or accrued. Dividends accumulated but not declared aggregated approximately $8.1 million as of September 27, 1998.

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)


4.       DEBT:

         On January 22, 1998, the Company issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008. On August 20, 1998, the Company consummated an offer to exchange 11-3/8% Senior Subordinated Notes which had been registered under the Securities Act of 1933 for any and all outstanding Notes. The Company's Registration Statement on Form S-4 with the Securities and Exchange Commission became effective on July 22, 1998. Interest on the Notes is payable semiannually at 11-3/8% per annum and commenced July 15, 1998. The Notes may be redeemed subsequent to January 15, 2003 at premiums, which begin at
         105.6875 percent and decline each year to face for redemptions taking place after January 15, 2006. In addition, at any time prior to January 15, 2001, the Company may redeem up to 35 percent of the original aggregate principal amount of the Notes with the proceeds of one or more public equity offerings at a redemption price of 111.375 percent plus accrued and unpaid interest, if any. Also, upon the occurrence of a change of control, as defined in the indenture (the "Indenture"), the Notes may be redeemed at the option of the note holders at a premium of one percent, plus accrued and unpaid interest, if any. The Notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

         In connection with the Notes offering, each of the Company's domestic restricted subsidiaries, as defined in the Indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guarantee the Company's performance under the Notes as primary obligors.

         Concurrently with the private placement, the Company entered into a new credit facility with Bank One Corporation (the "New Credit Facility"), with a borrowing base of up to $100 million, as defined, to replace the prior Credit Facility (the "Old Credit Facility"). Interest on the loans under the New Credit Facility is payable quarterly or, if earlier, at the end of each interest period and accrues at an annual rate equal to, at the option of the Company: (a) a floating rate, as defined or (b) the London Interbank Offered Rate plus an applicable margin, as defined.

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

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)


4.       DEBT: - (CONTINUED)

         The New Credit Facility contains certain reporting covenants and other customary affirmative covenants and various negative covenants including, but not limited to, certain limitations on mergers, sales of assets, acquisitions, liens, investments, indebtedness, contingent obligations, dividends, subsidiaries' ability to agree to dividend restrictions, affiliate transactions and changes of business. The New Credit Facility also contains certain covenants with respect to employee benefit arrangements and environmental matters and certain financial covenants including but not limited to a ratio of total debt to EBITDA, a fixed charge coverage ratio and a minimum net worth requirement, each as defined.

         On April 14, 1998, the Company syndicated the New Credit Facility to add additional commercial lenders and to amend the New Credit Facility to add a $30 million term loan portion. Term loan borrowings are subject to satisfaction of the same borrowing base requirements and financial reporting and operating covenants as are other borrowings under the New Credit Facility. As of September 27, 1998, $34.9 million was outstanding under the New Credit Facility.


5.       BOOK OVERDRAFTS:

         Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to the Company's banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. Accordingly, there were negative book balances of $24.8 million and $21.9 million at September 27, 1998 and December 28, 1997, respectively. Such balances are included in Accounts Payable in the Condensed Consolidated Balance Sheet.


6        INCOME TAXES:

         For the fiscal nine-month period ended September 27, 1998 and September 28, 1997, the effective income tax rate was 53.2% and (35%), respectively. This change in the effective income tax rate was due to operations of the acquired GRI business and a change in the projected mix of foreign earnings which were offset in part by losses from other foreign businesses and a related valuation allowance. For the nine-month period ended September 27, 1998 the difference between the effective income tax rate and the statutory rate for federal income taxes, as well as the change in the effective income tax rate from the six-month period ended June 28, 1998, were due to a change in projected foreign and domestic earnings for the fiscal year ended December 27, 1998.

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



                                                              FISCAL QUARTERS              FISCAL NINE MONTHS
                                                           ---------------------        ------------------------
                                                            SEPT. 27    SEPT. 28,       SEPT. 27,      SEPT. 28,
                                                              1998        1997            1998           1997
                                                           ----------   --------        ---------      ---------


         Net income/(loss)                                 $      868   $   (947)       $   1,521      $  (2,020)

         Other comprehensive income/(loss)                        888       (727)             435         (1,960)
                                                           ----------   --------        ---------      ---------

                                                           $    1,756   $ (1,674)       $   1,956      $  (3,980)
         Total comprehensive income/(loss)                 ==========   ========        =========      =========


         Other comprehensive income (loss) is comprised of the change in the accumulated foreign currency translation adjustment.

8.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of September 27, 1998


                                                                 GUARANTOR        NON-GUARANTOR                         MSXI
                                                                SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                                ------------      ------------     ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $        180       $    3,769        $       -      $     3,949
   Receivables, net                                                  110,185           54,260                -          164,445
   Inventory                                                           1,645               36                -            1,681
   Prepaid expenses and other assets                                   3,856            5,910                -            9,766
   Deferred income taxes                                                 863            1,152                -            2,015
                                                                ------------       ----------        ---------      -----------
      Total current assets                                           116,729           65,127                -          181,856

Property and equipment, net                                           20,556           11,273                -           31,829
Goodwill, net                                                         30,323            3,759                -           34,082
Other assets                                                          39,382            4,004           31,776           11,610
Deferred income taxes                                                 13,819            1,861                -           15,680
                                                                ------------       ----------        ---------      -----------

      Total assets                                              $    220,809       $   86,024        $  31,776      $   275,057
                                                                ============       ==========        =========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt          $          -       $    4,511        $       -      $     4,511
   Accounts payable                                                   64,479           12,896                -           77,375
   Accrued liabilities                                                31,360            8,506              (33)          39,833
   Deferred income taxes                                               1,477            1,227                -            2,704
                                                                ------------       ----------        ---------      -----------
        Total current liabilities                                     97,316           27,140              (33)         124,423

Long-term debt                                                       133,158            1,692                -          134,850
Intercompany accounts                                                (37,532)          37,532                -                -
Long-term capital lease obligations                                      281                -                -              281
Long-term deferred compensation liability and other                    3,873               38                -            3,911
                                                                ------------       ----------        ---------      -----------
        Total liabilities                                            197,096           66,402              (33)         263,465
                                                                ------------       ----------        ---------      -----------

Redeemable Series A preferred stock                                   36,000               33              (33)          36,000
                                                                ------------       ----------        ---------      -----------
Shareholders' equity (deficit):
   Common stock                                                            1            2,949           (2,949)               1
   Additional paid-in capital                                         (9,442)          28,851          (41,660)         (22,251)
   Accumulated other comprehensive income/(loss)                      (1,386)          (3,144)           3,824             (706)
   Retained earnings (deficit)                                        (1,460)          (9,067)           9,075           (1,452)
                                                                ------------       ----------        ---------      -----------
       Total shareholders' equity (deficit)                          (12,287)          19,589          (31,710)         (24,408)
                                                                ------------       ----------        ---------      -----------

       Total liabilities and shareholders' equity (deficit)     $    220,809       $   86,024        $ (31,776)     $   275,057
                                                                ============       ==========        =========      ===========


MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 1997



                                                                    GUARANTOR      NON-GUARANTOR                    MSXI
                                                                   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                   ------------    ------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $      2,449        $ 9,126      $      -     $   11,575
   Receivables, net                                                     130,404         48,534             -        178,938
   Inventory                                                              1,204             35             -          1,239
   Prepaid expenses and other assets                                      2,106          3,532             -          5,638
   Deferred income taxes                                                    863          1,489             -          2,352
                                                                   ------------        -------      --------     ----------
      Total current assets                                              137,026         62,716             -        199,742

Property and equipment, net                                              23,208         11,129             -         34,337
Goodwill, net                                                            31,934              -             -         31,934
Other assets                                                             28,877            489       (20,583)         8,783
Deferred income taxes                                                    11,036          1,344             -         12,380
                                                                   ------------        -------      --------     ----------
      Total assets                                                 $    232,081        $75,678      $(20,583)    $  287,176
                                                                   ============        =======      ========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt             $     71,280        $16,650      $      -     $   87,930
   Accounts payable                                                      73,726          6,640             -         80,366
   Accrued liabilities                                                   31,752          6,171           (32)        37,891
   Deferred income taxes                                                      -            984             -            984
                                                                   ------------        -------      --------     ----------
        Total current liabilities                                       176,758         30,445           (32)       207,171

Long-term debt                                                           65,000              -             -         65,000
Intercompany accounts                                                   (31,389)        31,389             -              -
Long-term capital lease obligations                                         316              -             -            316
Long-term deferred compensation liability and other                       4,654            399             -          5,053
                                                                   ------------        -------      --------     ----------
        Total liabilities                                               215,339         62,233           (32)       277,540
                                                                   ------------        -------      --------     ----------

Redeemable Series A preferred stock                                      36,000             32           (32)        36,000
                                                                   ------------        -------      --------     ----------

Shareholders' equity (deficit):
   Common stock                                                               1          2,702        (2,702)             1
   Additional paid-in capital                                           (16,263)        19,154       (25,142)       (22,251)
   Accumulated other comprehensive income/(loss)                            (23)        (3,598)        2,480         (1,141)
   Retained earnings (deficit)                                           (2,973)        (4,845)        4,845         (2,973)
                                                                   ------------        -------      --------     ----------
       Total shareholders' equity (deficit)                             (19,258)        13,413       (20,519)       (26,364)
                                                                   ------------        -------      --------     ----------

       Total liabilities and shareholders' equity (deficit)        $    232,081        $75,678      $(20,583)    $  287,176
                                                                   ============        =======      ========     ==========

MSX  INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS for the fiscal quarters ended September 27, 1998 and September 28, 1997



                                                                                       1998
                                                     ----------------------------------------------------------------------
                                                       GUARANTOR          NON-GUARANTOR                            MSI
                                                      SUBSIDIARIES         SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                     -------------        -------------      ------------      ------------
                                                                            (dollars in thousands)

Net sales                                            $    228,262         $     45,121       $         -       $   273,383
Cost of sales                                            (213,176)             (38,758)                           (251,934)
                                                     ------------         ------------       -----------       -----------

     Gross profit                                          15,086                6,363                 -            21,449


Selling, general and administrative expenses              (10,216)              (4,428)                -           (14,644)
Michigan Single Business Tax                                 (990)                                     -              (990)
                                                     ------------         ------------       -----------       -----------

     Operating income                                       3,880                1,935                 -             5,815

Interest expense, net                                      (3,279)                (984)                             (4,263)
Equity in subsidiary earnings                                 515                    -              (515)                -
                                                     ------------         ------------       -----------       -----------
Income before income taxes                                  1,116                  951              (515)            1,552

Income tax provision                                          248                  436                 -               684
                                                     ------------         ------------       -----------       -----------
Net Income                                           $        868         $        515       $      (515)      $       868
                                                     ============         ============       ===========       ===========
                                                                                       1997
                                                     ---------------------------------------------------------------------
Net sales                                            $    119,356         $     24,599       $         -       $   143,955
Cost of sales                                            (109,405)             (21,807)                -          (131,212)
                                                     ------------         ------------       -----------       -----------

     Gross profit                                           9,951                2,792                 -            12,743

Selling, general and administrative expenses               (5,559)              (2,865)                -            (8,424)
Michigan Single Business Tax                                 (735)                   -                 -              (735)
Restructuring costs                                        (2,000)                   -                 -            (2,000)
                                                     ------------         ------------       -----------       -----------

     Operating income (loss)                                1,657                  (73)                -             1,584

Interest income (expense), net                             (3,386)                 134                              (3,252)
Equity in subsidiary earnings                                  25                    -               (25)                -
                                                     ------------         ------------       -----------       -----------
Income before income taxes                                 (1,704)                  61               (25)           (1,668)

Income tax provision (benefit)                               (757)                  36                 -              (721)
                                                     ------------         ------------       -----------       -----------

Net income (loss)                                    $       (947)        $         25       $       (25)      $      (947)
                                                     ============         ============       ===========       ===========


MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS for the fiscal nine-month periods ended September 27, 1998 and September 28, 1997




                                                                                           1998
                                                     ------------------------------------------------------------------------
                                                         GUARANTOR          NON-GUARANTOR                          MSXI
                                                       SUBSIDIARIES          SUBSIDIARIES        ELIMINATIONS   CONSOLIDATED
                                                     --------------         -------------        -----------    -------------
Net sales                                            $      663,802         $     119,947        $      -       $     783,749
Cost of sales                                              (621,523)             (102,199)              -            (723,722)
                                                     --------------         -------------        --------       -------------

       Gross profit                                          42,279                17,748               -              60,027

Selling, general and administrative expenses                (28,214)              (12,855)              -             (41,069)
Michigan Single Business Tax                                 (2,733)                    -               -              (2,733)
                                                     --------------         -------------        --------       -------------

       Operating income                                      11,332                 4,893               -              16,225

Interest expense, net                                       (10,238)               (2,738)              -             (12,976)
Equity in subsidiary earnings                                   868                     -            (868)                  -
                                                     --------------         -------------        --------       -------------
Income before income taxes                                    1,962                 2,155            (868)              3,249
Income tax provision                                            441                 1,287               -               1,728
                                                     --------------         -------------        --------       -------------
Net income                                           $        1,521         $         868        $   (868)      $       1,521
                                                     ==============         =============        ========       =============

                                                                                           1997
                                                     ------------------------------------------------------------------------
Net sales                                            $      245,110         $      65,390        $      -       $     310,500
Cost of sales                                              (219,368)              (58,782)              -            (278,150)
                                                     --------------         -------------        --------       -------------

       Gross profit                                          25,742                 6,608               -              32,350

Selling, general and administrative expenses                (14,844)               (7,416)              -             (22,260)
Michigan Single Business Tax                                 (2,150)                    -               -              (2,150)
Restructuring costs                                          (2,000)                    -               -              (2,000)
                                                     --------------         -------------        --------       -------------

       Operating income (loss)                                6,748                  (808)              -               5,940

Interest expense, net                                        (7,318)               (1,732)              -              (9,050)
Equity in subsidiary loss                                    (1,780)                    -           1,780                   -
                                                     --------------         -------------        --------       -------------

Loss before income taxes                                     (2,350)               (2,540)          1,780              (3,110)

Income tax benefit                                             (330)                 (760)              -              (1,090)
                                                     --------------         -------------        --------       -------------

Net loss                                             $       (2,020)        $      (1,780)       $  1,780       $      (2,020)
                                                     ==============         =============        ========       =============


MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS for the fiscal nine-month period ended September 27, 1998



                                                        GUARANTOR      NON-GUARANTOR                      MSXI
                                                      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                      ------------     ------------    ------------  ------------
Cash from (used for) operating activities:
   Net income                                          $      653      $       868        $      -    $    1,521
   Equity in earnings of subsidiaries                         868                -            (868)            -
   Adjustments to reconcile net income to net cash
       from (used for) operating activities:
     Depreciation                                           5,880            4,551               -        10,431
     Amortization                                             975               24               -           999
     Deferred taxes                                        (1,306)             (25)              -        (1,331)
     (Gain) loss on sale of property and equipment            152              (28)              -           124
     (Increase) decrease in receivables, net               25,120           (5,726)              -        19,394
     (Increase) decrease in inventory                        (442)               -               -          (442)
     (Increase) decrease in prepaid expenses and
         other assets                                      (1,838)          (2,291)              -        (4,129)
     Increase (decrease) in current liabilities           (14,520)           6,845               -        (7,675)
     Other, net                                              (763)             (18)             43          (738)
                                                       ----------      -----------        --------    ----------
     Net cash from (used for) operating activities         14,779            4,200            (825)       18,154
                                                       ----------      -----------        --------    ----------

Cash from (used for) investing activities:
   Capital expenditures                                    (3,677)          (5,071)              -        (8,748)
   Acquisition of business, net                                 -           (3,783)              -        (3,783)
   Proceeds from sale of property and equipment               274              412               -           686
                                                       ----------      -----------        --------    ----------
     Net cash from (used for) investing activities         (3,403)          (8,442)              -       (11,845)
                                                       ----------      -----------        --------    ----------

Cash from (used for) financing activities:
     Intercompany                                          (6,143)           6,143               -             -
     Investment in subsidiaries                               602            4,661          (5,263)            -
     Equity in subsidiaries                                (1,019)          (3,697)          4,716             -
     Proceeds from long-term debt issues                   99,377                -               -        99,377
     Payment of long-term debt                            (81,444)         (10,104)              -       (91,548)
     Change in notes payable                              (24,552)            (343)              -       (24,895)
     Change in book overdraft                               1,184            1,745               -         2,929
     Other, net                                              (300)              36              31          (233)
                                                       ----------      -----------        --------    ----------
       Net cash from (used for) financing activities      (12,295)          (1,559)           (516)      (14,370)
                                                       ----------      -----------        --------    ----------

Effect of foreign exchange rate changes on cash            (1,350)             444           1,341           435
                                                       ----------      -----------        --------    ----------
Cash:
    Decrease for the period                                (2,269)          (5,357)              -        (7,626)
    Balance, beginning of period                            2,449            9,126               -        11,575
                                                       ----------      -----------        --------    ----------
    Balance, end of period                             $      180      $     3,769        $      -    $    3,949
                                                       ==========      ===========        ========    ==========



MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS for the fiscal nine-month period ended September 28, 1997




                                                              GUARANTOR         NON-GUARANTOR                              MSXI
                                                             SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                                             ------------       ------------        ------------       ------------
Cash from (used for) operating activities:
   Net income (loss)                                       $       (240)      $      (1,780)      $          -     $        (2,020)
   Equity in earnings of subsidiaries                            (1,780)                  -              1,780                   -
   Adjustments to reconcile net income (loss) to net cash
       from (used for) operating activities:
     Depreciation                                                 3,560               2,159                  -               5,719
     Amortization                                                   630                   -                  -                 630
     (Increase) decrease in receivables, net                    (14,242)             (7,204)                 -             (21,446)
     (Increase) decrease in inventory                              (352)                  2                  -                (350)
     (Increase) decrease in prepaid expenses
          and other assets                                         (547)                232                  -                (315)
     Increase (decrease) in current liabilities                  24,041              (3,513)                 -              20,528
     Other, net                                                   3,219                (309)                 -               2,910
                                                           ------------         -----------       ------------     ---------------
     Net cash from (used for) operating activities               14,289             (10,413)             1,780               5,656
                                                           ------------         -----------       ------------     ---------------

Cash from (used for) investing activities:
   Capital expenditures                                          (5,710)             (2,510)                 -              (8,220)
   Acquisition of business, net                                (122,046)            (37,173)                 -            (159,219)
   Investment in foreign subsidiaries                           (30,936)                  -             30,936                   -
                                                           ------------         -----------       ------------     ---------------
     Net cash from (used for) investing activities             (158,692)            (39,683)            30,936            (167,439)
                                                           ------------         -----------       ------------     ---------------

Cash from (used for) financing activities:
     Intercompany                                               (25,483)             25,483                  -                   -
     Investment in subsidiaries                                       -              30,704            (30,704)                  -
     Equity in subsidiaries                                       1,780                   -             (1,780)                  -
     Proceeds from long-term debt issues                        128,973               1,682                  -             130,655
     Sale of redeemable preferred stock                          36,000                   -                  -              36,000
     Sale of common stock                                         3,800                 232               (232)              3,800
     Other, net                                                    (387)                (15)                 -                (402)
                                                           ------------         -----------       ------------     ---------------
       Net cash from (used for) financing activities            144,683              58,086            (32,716)            170,053
                                                           ------------         -----------       ------------     ---------------

Effect of foreign exchange rate changes on cash                       -              (1,960)                 -              (1,960)
                                                           ------------         -----------       ------------     ---------------

Cash:
    Increase for the period                                         280               6,030                  -               6,310
    Balance, beginning of period                                      -                   -                  -                   -
                                                           ------------         -----------       ------------     ---------------

    Balance, end of period                                 $        280       $       6,030       $          -     $         6,310
                                                           ============       =============       ===========      ===============


MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MSXI's net sales for the quarter ended September 27, 1998 increased $129.4 million (90%) from $144.0 million to $273.4 million, as compared to the fiscal quarter ended September 28, 1997. For the fiscal nine months ended September 27, 1998, net sales increased $473.3 million (152%) from $310.5 million to $783.8 million, as compared to the fiscal nine months ended September 28, 1997. These increases resulted principally from the GRI acquisition. In addition, net sales for the quarter and fiscal year to date 1998 increased approximately 10% from the comparable prior periods throughout the balance of the business.

Operating income for the fiscal quarter ended September 27, 1998 increased $4.2 million (267%) from $1.6 million to $5.8 million, as compared to the fiscal quarter ended September 28, 1997. As a percent of net sales operating income increased to 2.1% for the fiscal quarter ended September 28, 1998 from 1.1% for the fiscal quarter ended September 28, 1997. For the fiscal nine months ended September 27, 1998 operating income increased $10.3 million (173.1%) from $5.9 million to $16.2 million as compared to the fiscal nine months ended September 28, 1997. As a percent of net sales operating income increased to 2.1% for the fiscal nine months ended September 27, 1998 from 1.9% for the fiscal nine months ended September 28, 1997. The changes in operating income and operating income as a percent of net sales for the 1998 periods as compared to the 1997 periods are primarily due to the inclusion of the GRI businesses, which operate at a lower gross profit margin on a higher volume of net sales, offset by the reduction of selling, general and administrative expenses as a percentage of sales. In addition, $2.0 million of the increase resulted from restructuring costs recorded in the fiscal quarter ended September 28, 1997.

Net income for the fiscal quarter ended September 27, 1998 was $0.9 million (0.3% of net sales) as compared to a net loss of $0.9 million (0.7% of net sales) for the fiscal quarter ended September 28, 1997. For the fiscal nine months ended September 27, 1998 net income was $1.5 million (0.2% of net sales) as compared to a net loss of $2.0 million (0.7% of net sales) for the comparable prior period.

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

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

During the fiscal nine months ended September 27, 1998 net cash provided from operating activities was $18.2 million which resulted primarily from improved accounts receivable collections. The cash provided was used to finance capital expenditures and acquisitions of business of $12.5 million and repayment of bank debt.

The Company's total indebtedness as of September 27, 1998 consists of Notes, borrowings under the New Credit Facility, and borrowings under the Ford Facility. On April 14, 1998, the Company amended and restated the New Credit Facility to add a $30 million term loan portion. On the same date, the Company borrowed the full amount available under the term loan and used the funds to reduce outstanding bank balances under the revolving loan portion of the New Credit Facility. The amount is classified as long-term debt as the Company has both the ability and intent to refinance such amount under the New Credit Facility.

OTHER MATTERS

On August 20, 1998, the Company consummated an offer to exchange 11-3/8% Senior Subordinated Notes which had been registered under the Securities Act of 1933 for any and all outstanding Notes. The Company's Registration Statement on Form S-4 with the Securities and Exchange Commission became effective on July 22, 1998.

On August 4, 1998, the Company acquired Gold Arrow Contract Services, Ltd. ("Gold Arrow"), a U.K. technical and information technology staffing services company with annual sales of approximately $20 million. Funding for the transaction was provided by borrowings under the New Credit Facility.

SUBSEQUENT EVENTS

In October 1998, the Company finalized the purchase price of the APX acquisition dated November 6, 1996. This resulted in a favorable purchase price adjustment of $4.9 million which was collected in October 1998.

Effective October 31, 1998 the Company acquired Lexstra International, Inc. and Lexus Temporaries, Inc., providers of contract computer consultants, systems analysts and network support personnel. The companies are headquartered in New York, NY and have offices in Boston, MA, Red Banks, NJ and Silver Spring, MD. The companies have combined annual sales of approximately $50 million. The purchase price is $24 million with additional payments contingent on achieving certain operating results for the years 1998 through 2000. Funding for the transaction was provided by borrowings under the New Credit Facility.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)

On December 27, 1997, Cambridge Industries, Inc. filed a complaint against the Company in Michigan State Court. This complaint was settled in October, 1998 with no material effect to the Company.

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

YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs and manufacturing and administrative equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)

The Company, on a coordinated basis and with the assistance of consultants, is addressing the Y2K issue. The Company's Y2K Methodology categorizes its assets into four areas: applications, facility systems, PCs and peripherals, and third party providers.

1. Applications have been classified depending on the associated business unit or corporate sponsor. Managers are in place with responsibility for prioritization, assessment, remediation planning and implementation, and testing. Substantially all applications are projected for remediation by the end of 1998. The balance of remediation and testing will be accomplished in 1999. Although there can be no assurances that the Company will identify and correct every Y2K issue, the Company believes it has in place a comprehensive program to identify, remediate and test all applicable applications.

2. All facility systems (HVAC, Security, Phones etc.) have been inventoried worldwide. Non-compliance reports will be distributed in the fourth fiscal quarter of 1998. Business units will replace, retire or repair facility systems as necessary.

3. PC's and peripherals have been inventoried worldwide. All PC's will be upgraded to ensure hardware and software compliance by the second fiscal quarter of 1999. All network operations hardware and software will be upgraded and compliant by the first fiscal quarter of 1999.

4. Third party providers and key suppliers will be contacted in the fourth fiscal quarter of 1998 and the first fiscal quarter of 1999 to determine
    Y2K status. Contingency plans will be developed based on information received. Additionally, preliminary contingency planning is currently underway with emphasis on mission critical facilities and systems. The ability of key service providers, such as utility companies, to facilitate the Company's needs is of paramount importance. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

For its information technology, the Company currently uses a mid-range, non-mainframe based computer environment which is complemented by a series of local-area networks ("LANs") that are connected via a wide-area network ("WAN"). Enabled versions of the Company's financial, human resource and business systems are in place. The Company incorporates limited use of embedded technology.

The Company's most significant risks with respect to Y2K problems are: lost revenue and damaged relations with Company's customers resulting from a delay in the delivery of goods and services and the effect of shutting down production or a customer facility. The Company believes the risks may be somewhat mitigated as the majority of the Company's revenue is generated from the sale of business systems, system technology and staffing services as opposed to the delivery of manufactured product.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)

The Company's cost for Y2K compliance in 1998 is estimated at $500,000. Cost for 1999 is expected to reach $2.0 million which includes upgrades, repair and programming. As the Y2K project continues, the company may discover additional Y2K problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company must rely on assurances from suppliers that new and upgraded information systems as well as key services will be Y2K compliant. While the Company plans to validate supplier representations, it cannot be sure that its tests will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company.

EURO CURRENCY

On January 1, 1999 the member states of the European Economic and Monetary Union have agreed to adopt the Euro as their common legal currency. The existing member state currencies are scheduled to remain legal tender as denominations of the Euro until at least January 1, 2002 but not later than July 1, 2002. During this transition period, monetary transactions may be settled using either the Euro or the existing member state currencies.

The Company is in the process of implementing system software required for the Euro currency conversion and does not anticipate the conversion to have a significant impact on the operations, financial position or liquidity of its European businesses.

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

MSX INTERNATIONAL, INC.

PART II. OTHER INFORMATION

ITEM 1. On December 27, 1997, Cambridge Industries, Inc. filed a complaint against the Company in Michigan State Court. This complaint was settled in October, 1998 with no material effect to the Company.

ITEM 2. On August 14, 1998, Ralph L. Miller, Special Assistant to the Chairman of the Board, completed the acquisition of certain shares of Class A Common and Series A Preferred Stock from Citicorp Venture Capital, Ltd. Mr. Miller did not borrow any portion of the purchase price from the Company, as was indicated in the Company's Registration Statement on Form S-4 dated July 22, 1998.

         On October 1, 1998, the Company issued 1,000 shares of Class A Common Stock to John Risk, President, Product Development Services Group, for an aggregate purchase price of $40,000.

         On October 31, 1998, the Company issued 1,000 shares of Class A Common Stock to Don Springer, Vice President, Business and Technology Services, for an aggregate purchase price of $40,000.

         On November 4, 1999, the Company issued 1,000 shares of Class A Common Stock to Erwin H. Billig, Chief Executive Officer and Chairman of the Board of Directors, for an aggregate purchase price of $40,000.

ITEM 3.  Not applicable.

ITEM 4.  Not applicable.

MSX INTERNATIONAL, INC.


PART II. OTHER INFORMATION (CONTINUED)

Item 5.  ACQUISITION OR DISPOSITION OF ASSETS

         Effective October 31, 1998, the Company consummated its acquisition of Lexstra International, Inc, and Lexus Temporaries, Inc. ("Lexstra\Lexus") pursuant to an Asset Purchase Agreement dated as of October 23, 1998. Under the Asset Purchase Agreement, a wholly-owned subsidiary of MSX International, Inc. purchased substantially all of Lexstra\Lexus' assets and assumed substantially all operating liabilities (the "Acquisition"). The Company did not assume any bank debt. The total purchase price for these net assets was $24 million at the closing with additional payments contingent on achieving certain operating results for the years 1998 through 2000. The Acquisition was initially announced on October 27, 1998 and will be accounted for under the purchase method of accounting. Funding for the transaction was provided by borrowings under the New Credit Facility.

         Lexus\Lexstra are providers of contract computer consultants, systems analysts, and network support personnel. The companies are headquartered in New York, NY and have locations in Boston, MA, Red Bank, NJ, and Silver Spring, MD. The combined annual revenue of the two companies is approximately $50 million. Larry Levine, president of Lexstra International, Inc., and Karen Suss, vice president of Lexus Temporaries, Inc., who founded the companies in 1991, will continue in their senior management roles.

         It is presently impracticable to provide the financial statements and the pro forma financial information required to be included herein with respect to the businesses acquired. Such financial statements and pro forma information will be filed under cover of Form 8-K as soon as practicable, and in no event later than January 11, 1999.

MSX INTERNATIONAL, INC.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  Exhibit 10 - Asset Purchase Agreement dated October 23, 1998
                  Exhibit 12 - Computation of Ratio of Earnings to Fixed
                               Charges
                  Exhibit 27 - Financial Data Schedule


         (b)      Reports on Form 8-K:

                  1. A Report on Form 8-K dated October 28, 1998 was filed by MSX International, Inc. reporting under Item 5. "Other Events" regarding the announcement of the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSX INTERNATIONAL, INC.
(Registrant)

Date: November 11, 1998

By: /s/ Frederick K. Mintum

Frederick K. Mintum
Executive Vice President and
Chief Financial Officer

(Chief accounting officer
and authorized signatory)

MSX INTERNATIONAL, INC.


                                  EXHIBIT INDEX

Exhibit                                                                            Sequential Page No.
-------                                                                            -------------------


Exhibit 10-   Asset Purchase Agreement dated October 23,1998 between MSX
              International Engineering Services, Inc.;  Lexstra International,
              Inc.; and Lexus Temporaries, Inc.

Exhibit 12 -  Computation of Ratio of Earnings to Fixed Charges


Exhibit 27 -  Financial Data Schedule