Form 10-K405
period 1999-01-03
MSX INTERNATIONAL INC
filed 1999-04-01
CIK 1059274

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 1999

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to         .
                               ------    --------

                        Commission File Number: 333-49821

                             MSX INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  38-3323099
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

275 REX BOULEVARD, AUBURN HILLS, MICHIGAN                   48326
(Address of principal executive offices)                  (Zip Code)


                                 (248) 299-1000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

None of the registrant's common stock is held by non-affiliates of the registrant.

Number of shares outstanding of each of the registrant's classes of common stock at March 25, 1999:
                 100,003 shares of Class A Common Stock, $.01 par value

                                TABLE OF CONTENTS

ITEM                                                                                                      PAGE
----                                                                                                      ----
                                                      PART I

1.       Business....................................................................................       2

2.       Properties..................................................................................       9

3.       Legal Proceedings...........................................................................       9

4.       Submission of Matters to a Vote of Security Holders.........................................      10

                                                      PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................      11

6.       Selected Financial Data.....................................................................      11

7.       Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................................      12

7A.      Quantitative and Qualitative Disclosures about Market Risk .................................      23

8.       Financial Statements and Supplementary Data.................................................      24

9.       Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure................................................................................      53

                                                     PART III

10.      Directors and Executive Officers of the Registrant..........................................      54

11.      Executive Compensation......................................................................      56


12.      Security Ownership of Certain Beneficial Owners and Management..............................      58

13.      Certain Relationships and Related Transactions..............................................      60

                                                      PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................      63

         Signatures..................................................................................      67


                                     PART I

ITEM 1.  BUSINESS

     MSX International, Inc. is a leading supplier of people and technology-driven engineering and business services, principally to the automotive industry in the United States and Europe, with the capability to provide services on a worldwide basis. Through internal growth and acquisitions, the Company is now a single source provider of a broad range of complementary outsourcing services, provided both at customer and Company facilities. Services offered by the Company include technical and professional contract staffing; product development services; training services; digital document and information storage and retrieval; process improvement consulting; comprehensive marketing information processing; teleservices; and purchasing support services, which include processes to manage the procurement of staffing, training and other professional services.

    MSX International was incorporated under the laws of Delaware in late 1996. On January 3, 1997, the Company acquired (the "TSG Acquisition") selected assets and operations of the former engineering and technical business service units of MascoTech Automotive Systems Group, Inc. ("MASG") and MascoTech, Inc. ("MascoTech"). Through the consummation of the TSG Acquisition, the Company also acquired (the "APX Acquisition") the net assets of APX International ("APX") which previously had been acquired by MASG as of November 6, 1996. All references herein to the Company, unless the context otherwise requires, shall mean MSX International, Inc., including its consolidated subsidiaries, and its predecessor for accounting purposes, the Technical Services Group of MascoTech ("TSG").

     Effective August 31, 1997, the Company acquired (the "GRI Acquisition") all of the issued and outstanding stock of Geometric Results Incorporated ("GRI") from Ford Motor Company ("Ford"). In connection with this acquisition, the Company entered into two five-year agreements with Ford to manage certain temporary staffing procurement services for Ford (the "Ford Master Vendor Agreement") and to continue providing certain general business services (the "Ford Master Supply Agreement").

     By adding GRI's capabilities to its traditional strength in technical staffing and design and engineering services, the Company expanded its ability to sell a broad range of complementary services to both existing and new customers within and outside the automotive industry. The Company believes that it is the only company currently providing such a broad range of services to the automotive industry on a worldwide basis.

     In January 1998, MSX International completed a private placement of a $100 million offering of senior subordinated notes. In August, the Company exchanged its notes for publicly registered notes, pursuant to an effective Registration Statement on Form S-4.

     The Company employed or sourced over 12,000 individuals at 64 operating facilities in 23 countries as of January 3, 1999. The Company continues to pursue a dual growth strategy focused on both internal development and complementary acquisitions.

SEGMENT INFORMATION

     The Company reports its services in two segments: Outsourcing Services and Purchasing Support Services. The following table sets forth, for the three years ended January 3, 1999, the net sales and earnings before interest and taxes, including Michigan Single Business Tax, ("EBIT") for each industry segment.


                                                                 Fiscal Year           Fiscal Year
                                            Year Ended              Ended                 Ended
                                           December 31,          December 28,           January 3,
                                               1996                 1997                  1999
                                         -----------------    -----------------    -----------------
NET SALES(1) -                                                 (In Thousands)

Outsourcing Services                            $ 228,260            $ 374,207           $  515,880

Purchasing Support Services                             -              197,186              591,538
                                         -----------------    -----------------    -----------------
                                                $ 228,260            $ 571,393           $1,107,418
                                         =================    =================    =================


EBIT -

Outsourcing Services                              $ 9,440             $ 10,368             $ 22,339

Purchasing Support Services                             -                2,152                4,432
                                         -----------------    -----------------    -----------------
                                                  $ 9,440             $ 12,520             $ 26,771
                                         =================    =================    =================

(1) Results do not reflect the elimination of inter-segment sales, which were $6.8 million and $26.4 million in fiscal years 1997 and 1998.


OUTSOURCING SERVICES

     In the Outsourcing Services segment, the Company provides technical support services. These services include technical and professional contract staffing, product development support and other business services. Sales in the Outsourcing Services segment are based principally on fees charged for resources provided to support development, manufacturing and distribution of customer products and services. The Company's customers are increasingly relying on third parties to provide them with these and other essential services, allowing customers to improve operating efficiency by focusing on core competencies.

     The Company provides a multi-discipline, technical and professional staffing service with international delivery, recruiting, and training capability. The Company principally provides engineers, designers, and technicians, primarily to the automotive industry, and information technology personnel to a variety of industries. The Company is a leader in automotive technical staffing worldwide. Through internal growth and recent acquisitions, it has also developed information technology staffing capabilities on the West Coast and in the mid-Atlantic states.

     The Company provides a complete range of vehicle engineering services covering all phases of the product development cycle. Such services, which are primarily provided at the Company's own facilities, include computer-aided design and engineering, product and manufacturing engineering, assembly tooling, program management, and specialty vehicle support for original equipment manufacturer ("OEM") marketing programs and non-automotive vehicle applications. As of January 1999, approximately $210 million of its engineering services sales are either "booked" or recurring based on long-term relationships, compared to approximately $170 million in January 1998.

     The remaining services provided by the Company in the Outsourcing Services segment are a broad range of technology-based business services. These include design and delivery of training programs, digital document and information storage and retrieval, internet-based systems development and integration, comprehensive marketing information processing, teleservices such as hotline and customer assistance, process improvement implementation, and other services.

     In the Outsourcing Services segment, the Company obtains its sales from more than 150 customers including the major United States and European automotive OEMs and a number of automotive suppliers. Ford, General Motors Corporation, and DaimlerChrysler Corporation accounted for 47.0%, 17.0%, and 16.2% of net sales in this segment for the fiscal year ended January 3, 1999.


PURCHASING SUPPORT SERVICES

     In the Purchasing Support Services segment, the Company provides administrative support to large companies for the purchase of various services. Customers in this segment use the Company and its automated processes to manage the procurement of staffing, training, consulting and other professional services. Sales from this segment include the billings from sub-suppliers for their services rendered, plus a small mark-up for management and processing. For the fiscal year ended January 3, 1999, the Purchasing Support Services segment obtained its sales primarily from Ford.

     Additional financial information concerning the Company's segments as of January 3, 1999 and for each of the three years in the period ended January 3, 1999 is set forth in the Note to the Company's Combined and Consolidated Financial Statements captioned "Segment Information" included in Item 8 of this Report.


GENERAL INFORMATION

     The Company believes that it has developed strong relationships with its customers and has a reputation for quality, reliability and service that has been recognized through Ford's Q1 and DaimlerChrysler's Pentastar awards. In addition, most of its operations are certified to the ISO 9001 or 9002 international quality standards. An operation receives ISO certification when an independent assessor determines that the operation is in compliance with a documented quality management system.

     A substantial portion of sales to Ford were made pursuant to the Ford Master Vendor Agreement and the Ford Master Supply Agreement, which were entered into for five year terms when the Company acquired GRI in August 1997. These agreements are subject to earlier termination in the event that the Company fails to satisfy certain standards of performance and competitiveness. However, both Ford and the Company have agreed to negotiate in good faith to extend the term for an additional five years beyond the initial five year term. Ford and the Company have also agreed to maintain an advisory board comprised of executives from both companies to monitor and enhance the relationship between the companies.

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services of the Company have historically been lower during the year-end holidays.

     Except as noted above, no material portion of the Company's business is dependent upon any one customer or is subject to re-negotiation of prices. In general, equipment and technologies required by the Company to support its service offerings are obtainable from various sources in the quantities desired.


ENVIRONMENTAL

     Compliance with foreign, federal, state and local environmental protection laws and regulations is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's results of operations, cashflows or competitive position.


RECENT DEVELOPMENTS

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report for further discussion regarding the following developments. Additional financial information is also set forth in the Notes to the Company's Combined and Consolidated Financial Statements captioned "Acquisitions of Businesses" and "Debt," included in Item 8 of this Report.

Acquisitions

     Since January 1998, the Company has completed five acquisitions and made one equity investment. These transactions have expanded the Company's geographic coverage, its service offerings, and its reach to customers outside the automotive industry.

     The following table sets forth certain information on the businesses acquired since January 1998. The aggregate unaudited pro forma 1998 net sales of these companies totaled approximately $110.0 million.

------------------------------- ----------------- --------------------- ------------------ -------------------- -------------
             NAME                MONTH ACQUIRED         SERVICES           GEOGRAPHIC            MARKETS         NUMBER OF
                                                                            COVERAGE                               SITES
------------------------------- ----------------- --------------------- ------------------ -------------------- -------------
Gold Arrow Contract Services,   August 1998       Information           United Kingdom,    Automotive,               2
Ltd                                               technology and        Northern Europe    financial
                                                  technical staffing                       services, and other
                                                                                           commercial markets

Lexstra International, Inc.     October 1998      Information           Mid-Atlantic       Financial                 4
                                                  technology staffing   Region             services, and other
                                                                                           commercial markets

Lexus Temporaries, Inc.         October 1998      Network support       Mid-Atlantic       Telecommunications        4
                                                  staffing              Region

Pilot Computer Services, Inc.   December 1998     Information           California         Government, health        3
                                                  technology staffing                      care, and other
                                                                                           commercial markets

MegaTech Engineering, Inc.      December 1998     Technical staffing    Michigan           Automotive                1
                                                  and product                              original equipment
                                                  development                              manufacturers and
                                                  services                                 suppliers
------------------------------- ----------------- --------------------- ------------------ -------------------- -------------

Equity Investment

    In January 1999, the Company acquired an approximate 25% interest and an option to acquire an additional interest in Cadform GmbH ("Cadform"), a German company that provides design and tooling services to the automotive industry. See the Note to the Company's Combined and Consolidated Financial Statements captioned "Subsequent Event" included in Item 8 of this Report. Cadform is based in Homburg, Germany. It specializes in engineering for automotive interior systems and cast aluminum products. The Company and Cadform plan to engage in joint projects to leverage their combined product development capabilities.


INTERNATIONAL OPERATIONS

    The Company's international presence is an important competitive advantage in winning and retaining new business and meeting the global sourcing, quality and engineering requirements of many of its customers. The Company, through its subsidiaries, has businesses located in 23 countries. Foreign operations are subject to political, monetary, economic and other risks accompanying international business. In the fiscal year ended January 3, 1999, 16% of the Company's net sales were generated outside the United States.

    The Company expanded its UK staffing services capabilities in 1998 through the acquisition of Gold Arrow Contract Services, Ltd. ("Gold Arrow"), an information technology and technical staffing company headquartered in Basildon, Essex, England. The Gold Arrow acquisition enhances the Company's ability to support UK customer requirements for technical staffing in the automotive, financial services, and other industries. Similarly, planned joint projects with Cadform are expected to strengthen the Company's positioning with German automotive manufacturers and their suppliers.


COMPETITION

     The major domestic and foreign markets for the Company's products and services are highly competitive. In some cases, the Company's global competitors include a number of other well-established vendors, as well as customers with their own internal capabilities. Although a number of companies of varying sizes compete with the Company, no single competitor is in substantial competition with the Company with respect to all of its services.

     The Company depends upon its ability to attract, retain and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the needs of customers. Competition for individuals with proven technical or professional skills is intense. The Company competes with other staffing companies, as well as the Company's customers and other employers for qualified personnel. The acquisition of Megatech Engineering, Inc. reinforced the Company's commitment to training and development. As part of the transaction, the Company acquired a training academy that operates a degree-granting program in automotive design and engineering in conjunction with Central Michigan University.

     Competition among vendors of outsourced product development services is based on the types of individual and bundled services offered and by the location of customers. The basis of competition includes the size of competing firms, global capability, relevant experience, prior relationships with customers, and price. In the United States, the Company competes with Modern Engineering, a subsidiary of CDI, and Defiance, among others. European competition includes Bertrandt, Hawtal Whiting, Engineering & Design AG and Ruecker.

     The Company supplies outsourced technical staffing based on its ability to identify, match, and provide high quality personnel on an efficient basis and at a competitive price. The Company both manages and competes with many companies in the temporary staffing industry, which is highly competitive, fragmented, and has limited barriers to entry. The Company uses a variety of resources and techniques to support its recruiting capability, including support of web-enabled recruiting databases, internal training, international recruiting coordination, and competitive benchmarking of compensation and benefits. The Company's principal competitors in staffing services include CDI, TechAid, Manpower, Kelly Services Technical, Olsten, Randstad (in Europe, only), Volt, and numerous regional information technology staffing firms.

     The degree of competition among suppliers of the remaining outsourced business services provided by the Company is high. In many cases, the Company's principal competition is the customer's in-house operations. For certain services, such as training, marketing and imaging services, there are numerous outside competitors, many of whom have greater name recognition and marketing, financial and other resources than the Company.

     The Company's Purchasing Support Services segment, today, primarily provides services to Ford pursuant to agreements that expire in 2002. The Company remains subject to competitive benchmarking with respect to price, service quality, and responsiveness.


PATENTS AND TRADEMARKS

    The Company holds a number of United States and foreign patents, licenses, trademarks and tradenames. The Company regards its patents and licenses to be valuable, but does not believe that there is any reasonable likelihood that the loss of such rights would have a material effect on the Company's industry segments or its present business as a whole.


EMPLOYEES

     The following table sets forth certain information regarding the Company's employees as of January 3, 1999.


                                                            NUMBER OF
                                                            EMPLOYEES
                                                            ---------
                North America................                  5,764
                United Kingdom...............                  1,111
                Germany......................                    335
                Rest of Europe...............                    563
                South America................                     77
                Australasia..................                     49
                                                        ---------------
                  Total......................                  7,899

     Of the Company's 7,899 employees, approximately 5,600 were paid on an hourly basis. Currently, approximately 200 of the Company's employees in the United States are members of unions. The Company believes its current relations with its employees are good.


ITEM 2.  PROPERTIES

    The following table sets forth the number of facilities operated by the Company by region as of January 3, 1999. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected operating needs. All of the Company's facilities are utilized in its Outsourcing Services segment. Three of these facilities are also utilized to provide Purchasing Support Services.


                                                              NUMBER OF
                REGION                                        FACILITIES
           ----------------                                   ----------
           North America..............................            38
           United Kingdom.............................             9
           Germany....................................             6
           Rest of Europe.............................             6
           South America..............................             2
           Australasia................................             3
                                                              ------
           Total......................................            64
                                                              ======


     As part of the Megatech acquisition, the Company acquired a campus of five buildings located in Warren, Michigan. The Company anticipates completing a sale/leaseback transaction related to this property prior to June 30, 1999, when a contractual obligation to pay Johnson Controls, Incorporated becomes due. Additional financial information regarding this obligation is set forth in the Notes to the Company's Combined and Consolidated Financial Statements captioned "Acquisitions of Businesses" and "Property and Equipment, Net," included in Item 8 of this Report.

     Excluding the Megatech buildings held for sale, all but one of the Company's facilities are leased. The Company believes that the termination of any one of its leases would not materially adversely affect the Company.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various proceedings incidental to the ordinary conduct of its business. The Company believes that none of these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is privately owned and there is no public trading market for the Company's equity securities. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." For further information related to ownership aspects of the Common Stock, see the discussion under "Stockholders' Agreement" contained in "Item 13. Certain Relationships and Related Transactions."

     In August 1999, the Company completed an exchange offer with respect to its senior subordinated notes. The Company may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Stockholders' Agreement. See the Note to the Company's Combined and Consolidated Financial Statements captioned "Redeemable Series A Preferred Stock" included in Item 8 of this Report.


ITEM 6.  SELECTED FINANCIAL  DATA

     The following summary historical combined statement of operations data of the Company for the year ended December 31, 1994 have been derived from the audited historical combined statement of operations of TSG for the year ended December 31, 1994. The selected historical combined balance sheet data of the Company as of December 31, 1994 have been derived from the unaudited combined balance sheet of TSG as of December 31, 1994. The selected historical combined financial data of the Company as of and for the years ended December 31, 1995 and 1996 have been derived from the audited historical combined financial statements of TSG as of and for the periods then ended. The selected historical consolidated financial data of the Company as of and for the fiscal years ended December 28, 1997 and January 3, 1999 have been derived from the audited historical financial statements of the Company, as of and for the fiscal years then ended. The selected financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.


                                                    Year Ended December 31,              Fiscal Year Ended (A)
                                       -----------------------------------------  -------------------------------
                                                                                     December 28,    January 3,
                                             1994          1995         1996              1997          1999
                                       -----------    -----------     ----------     -----------   --------------
                                                                  (Dollars In Thousands)
STATEMENT OF OPERATIONS DATA
Net sales                              $   184,540    $   216,130    $   228,260    $   564,546    $ 1,081,042
Cost of sales                             (149,950)      (178,760)      (192,510)      (514,019)      (997,014)
                                       -----------    -----------    -----------    -----------    -----------
Gross profit                                34,590         37,370         35,750         50,527         84,028
Selling, general and administrative
  expenses                                 (23,550)       (25,230)       (26,240)       (36,007)       (57,257)
Michigan Single Business Tax                (1,760)        (1,500)        (1,510)        (2,868)        (3,516)
Restructuring costs                           --             --             --           (2,000)          --
                                       -----------    -----------    -----------    -----------    -----------
Operating income                             9,280         10,640          8,000          9,652         23,255
Interest expense, net                         (920)        (1,470)        (1,310)       (12,400)       (17,416)
Other income (expense), net                    180          1,070            (70)          --             --
                                       -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes                   8,540         10,240          6,620         (2,748)         5,839
Income tax provision                        (3,140)        (3,820)        (2,800)          (225)        (3,068)
                                       -----------    -----------    -----------    -----------    -----------
Net income (loss)                      $     5,400    $     6,420    $     3,820    $    (2,973)   $     2,771
                                       ===========    ===========    ===========    ===========    ===========
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents              $     1,540    $     1,800    $     7,070    $    11,575    $     4,248
Receivables, net                            47,240         60,190         58,860        178,938        208,451
Total assets                                69,490         87,480         94,150        287,176        356,724
Total debt and capital lease
  obligations                                3,370          3,550          4,200        153,246        185,081
Redeemable Series A Preferred
  Stock                                       --             --             --           36,000         36,000
Shareholders' equity (deficit)              46,430         63,650         69,450        (26,364)       (26,105)

OTHER DATA:
EBITDA (B)                             $    15,430    $    16,680    $    14,480    $    22,379    $    40,152
Capital Expenditures                         7,030          8,400          4,840         11,518         11,559
Depreciation and amortization                4,390          4,540          4,970          9,859         14,109
Ratio of earnings to fixed
  charges (C)                                 4.1x           3.4x            3.1x           --             1.2x


(A) Beginning in 1997, the Company adopted a 52-53 week fiscal year which ends on the Sunday nearest December 31.
(B) EBITDA represents income (loss) before income taxes plus net interest expense, depreciation, amortization, Michigan Single Business Tax and other income/(expense), net. EBITDA is presented as additional information because management believes it to be a useful indicator of a company's ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles).
(C) For purposes of computing the ratio of earnings to fixed charges, earnings represent net income (loss) before income taxes and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases and amortization of deferred financing costs. For the fiscal year ended December 28, 1997 earnings were inadequate to cover fixed charges by approximately $2.7 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of financial condition and results of operations of the Company should be read in conjunction with MSX International's Combined and Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

     The Company was organized to pursue growth opportunities in technology-driven engineering and business services. In January 1997, the Company completed the TSG Acquisition, which included the November 6, 1996 APX Acquisition. Since then, the Company has pursued a strategy of internal growth and complementary acquisitions. Acquisitions have expanded the Company's geographic coverage, its service offerings, and its reach to customers outside the automotive industry. In August 1997, the Company completed the GRI Acquisition. Since January 1998, the Company completed five additional acquisitions in fiscal 1998 and made one equity investment in early 1999.

     The results of operations for the fiscal years ended January 3, 1999 and December 28, 1997 include the results of operations of acquired companies from the date of their acquisition. As a result, the financial performance of the Company for the fiscal years ended December 28, 1997 and January 3, 1999 are not directly comparable to the results of operations for the immediately preceding year.


GENERAL

     The Company is a holding company formed and owned by Citicorp Venture Capital, Ltd., MascoTech, Inc., and certain members of management. The Company believes that it is well positioned to increase its market share among existing customers and in the global automotive market, as well as to expand into non-automotive markets. As it pursues additional strategic acquisitions, the Company also intends to continue to rationalize its cost structure through the elimination of redundant back office activities, operating facilities, management and administrative offices.

     The Company operates in two industry segments: Outsourcing Services and Purchasing Support Services.

     Outsourcing Services provides technical support services to commercial enterprises, including technical and professional contract staffing, product development support, and other business services. During the fiscal year ended January 3, 1999, the Company had over 150 customers in this segment, including Ford, General Motors, and DaimlerChrysler, who accounted for 47.0%, 17.0%, and 16.2% of net sales for the fiscal year ended January 3, 1999. The Company achieved earnings before interest and taxes, including Michigan Single Business Tax ("EBIT"), of $22.3 million on net sales in the Outsourcing Services segment totaling $515.9 million. As a result of the GRI Acquisition, a substantial portion of the Company's sales to Ford of other business services are generated pursuant to the Ford Master Supply Agreement, a five-year agreement that was executed when the Company acquired GRI. The Company is the sole or preferred provider of outsourcing services identified in the agreement to various business units of Ford.

     In its Purchasing Support Services segment, the Company provides administrative support to large companies for the purchase of contract staffing, training and other professional services. For fiscal 1998, this segment generated EBIT of $4.4 million on net sales totaling $591.5 million. The Company generates substantially all of its net sales in its Purchasing Support Services segment pursuant to the Ford Master Supply Agreement, as well as the Ford Master Vendor Agreement, which describes staffing services provided by the Company to Ford.

     The Company recorded $26.4 million of inter-company sales from its contract staffing unit to its Purchasing Support Services business in fiscal 1998.


CONSOLIDATED RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 3, 1999 COMPARED WITH THE FISCAL YEAR ENDED DECEMBER 28, 1997

Net Sales

     The Company's net sales for fiscal 1998 increased $516.5 million (91.5%) from $564.5 million to $1,081.0 million, as compared to the fiscal year ended December 28, 1997. This increase resulted principally from the inclusion of a full year of operations from the GRI Acquisition in fiscal 1998 as compared to four months in fiscal 1997. Net sales of the Company's Purchasing Support Services segment increased $394.3 million, which related entirely to the inclusion of a full year of operations of the GRI Acquisition. Net sales of the Company's Outsourcing Services segment increased $141.6 million. The increase in net sales of this segment is comprised of $78.7 million relating to a full year of operations from the GRI Acquisition, increased volume in contract staffing services of $44.4 million (which includes $16.1 million from acquisitions of businesses in fiscal 1998), and an increase in revenues from product development totaling $18.5 million. In addition to its acquisitions, the increase in contract staffing is related to a combination of internal growth, including the opening of new locations, and increased sales resulting from customers' consolidation of their supplier base. Net sales from product development support increased primarily due to an increase in customer orders for automotive design and engineering in the United Kingdom.

Gross Profit

     Gross profit for fiscal 1998 increased $33.5 million (66.3%), from $50.5 million to $84.0 million, as compared to fiscal 1997. This increase resulted principally from the inclusion of a full year of operations from the GRI Acquisition in fiscal 1998 as compared to four months in fiscal 1997. In addition, the Company's contract staffing and product development support services improved in both sales volume and margins.

Gross profit as a percentage of net sales for fiscal 1998 decreased from 9.0% to 7.8%, as compared to fiscal 1997, principally due to the inclusion of the gross profits from the Company's Purchasing Support Services operations acquired from GRI, which has a higher sales volume and lower margins than the Company's Outsourcing Services.

Selling, General and Administrative Expenses

     The Company's selling, general and administrative expenses in fiscal 1998 increased $21.3 million (59.0%), from $36.0 million to $57.3 million, as compared to fiscal 1997. This increase resulted principally from the inclusion of a full year of operations from the GRI Acquisition in fiscal 1998 as compared to four months in fiscal 1997, increased investment in the Company's human resources and business systems to support acquisitions and internal growth, and the implementation of a performance incentive plan. Selling, general and administrative expenses as a percentage of net sales in fiscal 1998 was 5.3% as compared to 6.4% in fiscal 1997. The decline as a percentage of net sales principally related to the continued consolidation of centralized administrative services and the increase in net sales volume during the period.

     In fiscal 1997 there was a one-time, pre-tax charge of $2.0 million for restructuring costs relating to the closure of two facilities.

Operating Income

     Principally as a result of the foregoing, offset by an increase in Michigan Single Business Tax of $0.6 million, the Company's operating income for fiscal 1998 increased $13.6 million (140.9%), from $9.7 million to $23.3 million, as compared to fiscal 1997. Operating income as a percentage of net sales for fiscal 1998 increased from 1.7% to 2.2%, as compared to fiscal 1997.


FISCAL YEAR ENDED DECEMBER 28, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31,
1996

Net Sales

     The Company's net sales for fiscal 1997 increased $336.2 million (147.3%), from $228.3 million to $564.5 million, as compared to 1996. This increase resulted principally from the APX and GRI acquisitions. These increases were offset by a decline in the Outsourcing Services segment's net sales from product development support in the United States due to the completion of a multi-year project, the early termination of an engineering project in Europe and the planned elimination of an unprofitable shop facility in the United States.

Gross Profit

     The Company's gross profit for fiscal 1997, which includes gross profits from GRI for four months, increased $14.8 million (41.5%), from $35.7 million to $50.5 million, as compared to 1996. This increase resulted principally from the APX and GRI Acquisitions. Gross profit as a percentage of net sales for fiscal 1997 decreased from 15.7% to 9.0% as compared to 1996, principally due to the inclusion of gross profits from the Company's Purchasing Support Services acquired from GRI, which is at a lower margin than the Company's Outsourcing Services, and due to lower margins earned on sales of product development services as a result of under-absorbed fixed costs resulting from the decrease in sales in Europe and North America. Gross profit as a percentage of net sales also decreased as a result of a change in the pricing of certain manufacturing engineering purchase orders from fixed-price to time-and-materials.

Selling, General and Administrative Expenses

     The Company's selling, general and administrative expenses for fiscal 1997 increased $9.8 million (37.4%), from $26.2 million to $36.0 million, as compared to 1996. This increase resulted principally from the APX Acquisition and the GRI Acquisition. In addition, there was a one-time, pre-tax charge of $2.0 million in 1997 related to the closure of two facilities. Selling, general and administrative expenses as a percentage of net sales for fiscal 1997 decreased from 11.5% to 6.4%, as compared to 1996. This decrease principally related to the consolidation of centralized administrative services and the increase in net sales volume during the period.

Operating Income

     Principally as a result of the foregoing, offset by an increase in Michigan Single Business Tax of $1.4 million, the Company's operating income for fiscal 1997 increased $1.7 million (21.3%), from $8.0 million to $9.7 million, as compared to 1996. Operating income as a percentage of sales for fiscal 1997 decreased from 3.5% to 1.7% as compared to 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are for the acquisition of businesses, capital expenditures, and working capital to support growth. These requirements have been met through a combination of bank debt, issuance of senior subordinated notes and cash from operations.

     Shortly after its inception in late 1996, the Company completed the TSG Acquisition at a purchase price of $145.6 million. The TSG Acquisition, which followed the initial capitalization of the Company, was financed through $3.8 million of common equity, $36.0 million of Redeemable Series A Preferred Stock, $70.0 million of senior subordinated debt, and $35.8 million of borrowings under credit facilities between the Company and Bank One Corporation as agent and its affiliates (the "Old Credit Facility"). On August 31, 1997, the Company acquired GRI for $60.0 million which was financed with borrowings under the Old Credit Facility, offset in part by substantial cash balances acquired.

     The Company typically pays its employees on a weekly basis and is reimbursed by its customers within invoicing terms, which is generally a 60 day period after it makes such payment. However, in connection with Purchasing Support Services, the Company collects related receivables at approximately the same time it makes payment to its suppliers.

     Net cash from operating activities for fiscal 1998 increased $24.7 million from $1.8 million in fiscal 1997 to $26.5 million in fiscal 1998. This increase was principally due to an increase in net income of $5.7 million, a change in non-cash charges for depreciation and amortization of $4.3 million, and a change in other items of $14.7 million, principally due to the timing of receipts and payments associated with the Company's Purchasing Support Services as well as improved collections of accounts receivable in the United Kingdom. Net cash from operating activities for fiscal 1997 decreased $6.0 million, from $7.8 million in 1996 to $1.8 million in fiscal 1997. The decrease was principally due to an unfavorable change in net income of $(6.8) million, offset by an increase in non-cash charges for depreciation and amortization of $4.9 million, and a decrease in other items affecting cash provided by operating activities of $(4.1) million.

     Net cash used for investing activities for fiscal 1998 decreased $117.4 million from $170.7 million to $53.3 million, as compared to fiscal 1997. Acquisitions in fiscal 1998 were not as large as in fiscal 1997, which included the TSG Acquisition and the GRI Acquisition. Capital expenditures for fiscal 1998 and fiscal 1997 were $11.6 million and $11.5 million, respectively. The majority of these capital expenditures were to acquire equipment for specific customer projects, including computer systems and improvements on leased facilities. In the year ended December 31, 1996, TSG, the Company's predecessor for accounting purposes, invested $4.8 million, principally for capital expenditures.

     Net cash from financing activities for fiscal 1998 decreased $162.1 million from the comparable prior period. Financing requirements decreased commensurate with the declines in investing activities and the improvement in cash flow from operating activities after initial capitalization of the Company. Net cash from financing activities for fiscal 1997, increased $177.4 million, from $4.2 million to $181.6 million, as compared to fiscal 1996. This increase was due to the CVC and MascoTech bridge loans, aggregating $40.0 million, the issuance of $3.8 million of Common Stock, $36.0 million of Redeemable Series A Preferred Stock, a $30.0 million Senior Subordinated Note and borrowings under the Old Credit Facility.

     On January 22, 1998, the Company issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008. On August 20, 1998, the Company consummated an offer to exchange 11-3/8% Senior Subordinated Notes ("Notes") which had been registered under the Securities Act of 1933 for any and all outstanding notes. The Company's Registration Statement on Form S-4 with the Securities and Exchange Commission became effective on July 22, 1998.

     Concurrent with the private placement, the Company entered into a $100 million New Credit Facility with Bank One Corporation (the "New Credit Facility") to replace the Old Credit Facility. On April 14, 1998, the Company syndicated the New Credit Facility to add additional commercial lenders and amended and restated the New Credit Facility to add a $30 million term loan portion. On the same date, the Company borrowed the full amount available under the term loan and used the funds to reduce outstanding balances under the revolving loan portion of the New Credit Facility. As of January 3, 1999, $80.4 million was outstanding under the New Credit Facility as amended and restated.

     The Company's total indebtedness consists of the Notes, borrowings under the New Credit Facility and borrowings under various short-term arrangements. Additional information regarding these obligations is set forth in the Notes to the Company's Combined and Consolidated Financial Statements captioned "Debt," included in Item 8 of this report. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     During fiscal 1998, the Company finalized the purchase price of the APX Acquisition, which resulted in a favorable purchase price adjustment totaling $4.8 million. This amount was collected in October 1998.


CORPORATE DEVELOPMENT

     In fiscal 1998, the Company completed several strategic acquisitions that have expanded its geographic coverage, increased its service offerings, and increased its reach to customers outside the automotive industry.

     On August 4, 1998, the Company acquired Gold Arrow Contract Services, Ltd., a technical and information technology staffing services company located in the United Kingdom with annual sales of approximately $20 million. Funding for the transaction was provided by borrowings under the New Credit Facility as amended and restated.

     Effective October 31, 1998, the Company acquired Lexstra International, Inc. and Lexus Temporaries, Inc., providers of contract computer consultants, systems analysts and network support personnel. The companies are headquartered in New York, NY and have offices in Boston, MA, Red Banks, NJ and Silver Spring, MD. The companies have combined annual sales of approximately $50 million. The purchase price was $24 million at closing, with additional payments contingent on achieving improved operating results for the years 1998 through 2000. Funding for the initial transaction was provided by borrowings under the New Credit Facility as amended and restated.

     On December 18, 1998, the Company acquired Pilot Computer Services, Inc. This Concord, California-based company provides computer professionals experienced in systems development, systems enhancement and project management.

     Effective December 26, 1998, the Company acquired MegaTech Engineering, Inc. ("MEI") from Johnson Controls, Incorporated ("JCI"). MEI offers technical staffing and product development support services. The total purchase price was $30 million, including $15 million which was paid at the closing using borrowings under the New Credit Agreement as amended and restated. The balance of the purchase price is due, without interest, in fiscal 1999 and is expected to be provided by the proceeds from the sale of real property acquired. As part of the transaction, the Company significantly enhanced its opportunity to provide services to JCI. It also strengthened its training resources by acquiring a training academy that operates a degree-granting program in automotive design and engineering in conjunction with Central Michigan University.

Subsequent Events

     On January 8, 1999, the Company acquired an approximate 25% interest in Cadform GmbH, a German company with sales of approximately $22 million that provides product design and tooling services to the automotive industry. Based in Homburg, Germany, Cadform specializes in automotive interior systems and cast aluminum products. Cadform plans to engage in joint projects with the Company. As part of the investment, the Company obtained an option to acquire an additional interest in Cadform.

     In early April 1999, the Company expects to acquire a permanent placement staffing company based in Pennsylvania with sales of approximately $5.0 million.

     Additional information related to these developments is set forth in the Notes to the Company's Combined and Consolidated Financial Statements captioned "Acquisitions of Businesses" and "Subsequent Event" included in Item 8 of this Report.


UNITED KINGDOM WORKING TIME DIRECTIVE

     The Company is monitoring developments in the United Kingdom related to government mandated, minimum vacation benefits for employees. Prompted by the commonization of employment legislation across Europe, the United Kingdom adopted a "Working Time Directive" in Fall 1998. The Directive requires payment of a minimum three week vacation benefit to employees, retroactive to October 1998. In October 1999, the minimum vacation benefit will be raised to four weeks. The application of the Directive to all employment classes is not yet finalized, nor is it resolved whether staffing vendors or their customers will bear the expected increase in employment costs. The Company is working with professional advisors to assess the likely result of the Working Time Directive and alternative benefit strategies. The Company believes that the ultimate impact of the Directive will not have a material impact on the results of operations and cash flows of the Company, taken as a whole.

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


YEAR 2000

     The Year 2000 issue ("Y2K") is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs and manufacturing and administrative equipment that have date-sensitive software may recognize a date using "00" as the year 1900 rather than as the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result. This may cause disruptions of operations including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties, or to engage in similar normal business activities.

     The Company, on a coordinated basis and with the assistance of consultants, is addressing Y2K. The Company's Y2K methodology categorizes its assets into four areas: applications, facility systems, PCs and peripherals, and third party providers.

     1. Applications have been classified depending on the associated business unit or corporate sponsor. Managers are in place with responsibility for prioritization, assessment, remediation planning and implementation, and testing. Four hundred applications have been identified, of which, 68 are considered critical. The majority of critical applications are scheduled for remediation and testing by the Spring of 1999, with the balance through remediation and testing by June 30, 1999. Although there can be no assurances that the Company will identify and correct every Y2K defect, the Company believes it has in place a comprehensive program to identify, remediate and test all applicable applications.

     2. The Company has inventoried all facility systems (e.g., HVAC, security, telephones, etc.) worldwide. Non-compliance reports have been distributed to individual business units. Less than five percent of all facility systems were not Y2K compliant. Business units will replace, retire or repair facility systems as necessary.

     3. PC's and peripherals have been inventoried worldwide. All PC's will be upgraded to ensure hardware and software compliance by the second fiscal quarter of 1999. Substantially all network operations hardware and software have been upgraded and are compliant as of the date of this Report.

     4. The majority of third party providers and key suppliers have been contacted with a letter requesting Y2K status. Contingency planning has commenced with the identification of critical facilities and systems. Specific back-up system plans will be finalized by the end of the first fiscal quarter of 1999. The ability of key service providers, such as utility companies, to facilitate the Company's needs is of paramount importance. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

     For its information technology, the Company currently uses a mid-range, non-mainframe based computer environment which is complemented by a series of local-area networks ("LANs") that are connected via a wide-area network ("WAN"). Enabled versions of the Company's financial, human resource and business systems are in place. The Company incorporates limited use of embedded technology.

     The Company's most significant risks with respect to Y2K problems are lost revenue and damaged relations with the Company's customers resulting from a delay in the delivery of goods and services and the effect of shutting down production or a customer facility. The Company believes the risks may be somewhat mitigated as the majority of the Company's revenue is generated from the sale of business systems, system technology and staffing services as opposed to the delivery of manufactured product.

     The Company's cost for Y2K compliance preparation in 1998 was $500,000. Y2K remediation costs for 1999 are expected to reach $2.0 million, which includes upgrades, repair and programming. As the Y2K project continues, the Company may discover additional Y2K problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company must rely on assurances from suppliers that new and upgraded information systems as well as key services will be Y2K compliant. While the Company plans to validate supplier representations, it cannot be sure that its tests will be adequate, or that, if problems are identified, they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans, and develops contingency plans, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company.

EUROCURRENCY

     On January 1, 1999, the member states of the European Economic and Monetary Union have agreed to adopt the Euro as their common legal currency. The existing member state currencies are scheduled to remain legal tender as denominations of the Euro until at least January 1, 2002 but not later than July 1, 2002. During this transition period, monetary transactions may be settled using either the Euro or the existing member state currencies.

     The Company has both operating divisions and customers located in Europe. In 1998, combined revenues from these sources were approximately 14.8% of total revenues. The Company has operations in substantially all European Economic and Monetary Union participating countries, as well as in the United Kingdom, which has elected not to participate in the Euro conversion at this time. The affected operations plan to make the Euro the functional currency sometime during the transition period, although certain of the Company's European operations have already entered into Euro-based transactions, such as bank borrowing and collection of accounts receivable.

     It is difficult to assess the competitive impact of the Euro conversion on the Company's operations, both in Europe and in the United States. In markets where sales are made in U.S. dollars, there may be pressures to denominate sales in the Euro. However, exchange risks resulting from these transactions could be mitigated through hedging. It is not anticipated that changes to information technology and other systems which are necessary for the Euro conversion will be material. The Company is currently assessing the impact the Euro conversion may have on items such as taxation and other issues.

     The Company is in the process of implementing system software required for the Euro currency conversion and does not anticipate the conversion to have a significant impact on the operations, financial position or liquidity of its European businesses.


FORWARD LOOKING STATEMENTS

     This report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, the Company's leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, the Company's ability to recruit and place qualified personnel, risks associated with its acquisition strategy, and employment liability risk.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks, including interest rates and currency exchange rates. Risk exposure relating to these market risks are summarized below. This information should be read in connection with the Combined and Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

Currency Rate Management

     For fiscal 1998, approximately 16% of the Company's net sales were from foreign markets. To date, the Company has been able to minimize its currency exposure by receiving its foreign revenues in local currency, which are naturally hedged as the corresponding costs are usually in the same currency.

Interest Rate Management

     The Company manages its interest cost using a combination of fixed and variable rate debt. As of January 3, 1999 the Company has $100 million of Senior Subordinated Notes outstanding at a fixed interest rate of 11-3/8%. In addition, the Company has a $130 million credit facility at variable rates of interest. As of January 3, 1999, $80.4 million of the New Credit Facility was outstanding at interest rates ranging from 6.75% to 7.81%. A 1% change in the credit facility's applicable interest rate would result in additional interest expense of approximately $0.8 million per year.

     As of January 3, 1999 the fair value of the Senior Subordinated Notes was $97.5 million compared to its carrying value of $100 million.

Sales with Major Customers

     Three customers accounted for approximately 75%, 8% and 8% of consolidated net sales for fiscal 1998.

                                    PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of MSX International, Inc.:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of MSX International, Inc. and its subsidiaries at December 28, 1997 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
March 4, 1999

                            MSX INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 28, 1997 AND JANUARY 3, 1999

                                                                                       DECEMBER 28,     JANUARY 3,
                                                                                           1997            1999
                                                                                       ------------     -----------
                                                                                         (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
   Cash and cash equivalents                                                              $ 11,575         $  4,248
   Receivables, net                                                                        178,938          208,451
   Inventory                                                                                 1,239            2,362
   Prepaid expenses and other assets                                                         5,638            5,559
   Deferred income taxes, net                                                                2,352              961
                                                                                          --------         --------
      Total current assets                                                                 199,742          221,581
Property and equipment, net                                                                 34,337           35,265
Buildings held for sale                                                                          -           15,000
Goodwill, net of accumulated amortization of $892 and $2,337, respectively                  31,934           58,993
Other assets                                                                                 8,783           13,349
Deferred income taxes, net                                                                  12,380           12,536

                                                                                          --------         --------
      Total assets                                                                        $287,176         $356,724
                                                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt                                    $ 87,930          $ 4,581
   Accounts payable                                                                         80,366           89,886
   Accrued payroll and benefits                                                             16,984           23,286
   Other accrued liabilities                                                                20,907           26,825
   Contractual acquisition obligation                                                            -           15,000
   Deferred income taxes, net                                                                  984            2,192
                                                                                          --------         --------
      Total current liabilities                                                            207,171          161,770
Long-term debt                                                                              65,000          180,356
Long-term deferred compensation liability and other                                          5,369            4,703
                                                                                          --------         --------
      Total liabilities                                                                    277,540          346,829
                                                                                          --------         --------
Redeemable Series A Preferred Stock,  authorized 500,000
  shares; issued and outstanding 360,000 shares                                             36,000           36,000
                                                                                          --------         --------

Shareholders' equity (deficit):
  Common Stock, $.01 par, authorized 2,000,000 shares; issued
     and outstanding 95,004 shares and 97,004 shares, respectively                               1                1
  Additional paid-in capital                                                               (22,251)         (24,764)
  Other comprehensive income (loss)                                                         (1,141)          (1,140)
  Accumulated deficit                                                                       (2,973)            (202)
                                                                                          --------         --------
      Total shareholders' equity (deficit)                                                 (26,364)         (26,105)
                                                                                          --------         --------
      Total liabilities and shareholders' equity (deficit)                                $287,176         $356,724
                                                                                          ========         ========



      The accompanying notes are an integral part of the financial statements.

                            MSX INTERNATIONAL, INC.
                        (INCLUDING ITS PREDECESSOR TSG)

                        COMBINED STATEMENT OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997 AND JANUARY 3, 1999


                                                               PREDECESSOR         FISCAL YEAR        FISCAL YEAR
                                                                YEAR ENDED            ENDED              ENDED
                                                               DECEMBER 31,       DECEMBER 28,        JANUARY 3,
                                                                   1996               1997               1999
                                                               ------------       ------------        -----------
                                                                            (DOLLARS IN THOUSANDS)

Net sales                                                       $ 228,260           $ 564,546         $1,081,042
Cost of sales                                                    (192,510)           (514,019)          (997,014)
                                                                ---------           ---------         ----------
      Gross profit                                                 35,750              50,527             84,028

Selling, general and administrative expenses                      (26,240)            (36,007)           (57,257)
Michigan Single Business Tax                                       (1,510)             (2,868)            (3,516)
Restructuring costs                                                     -              (2,000)                 -
                                                                ---------           ---------         ----------
      Operating income                                              8,000               9,652             23,255
                                                                ---------           ---------         ----------
Other income (expense), net:
   Interest expense, net                                             (170)             (4,383)           (16,858)
   Interest expense, related parties                               (1,140)             (8,017)              (558)
   Other (expense), net                                               (70)                  -                  -
                                                                ---------           ---------         ----------
                                                                   (1,380)            (12,400)           (17,416)
                                                                ---------           ---------         ----------

       Income (loss) before income taxes                            6,620              (2,748)             5,839
 Income tax provision                                               2,800                 225              3,068
                                                                ---------            ---------        ----------
       Net income (loss)                                        $   3,820            $ (2,973)        $    2,771
                                                                =========            =========        ==========



    The accompanying notes are an integral part of the financial statements.

                             MSX INTERNATIONAL, INC.
                        (INCLUDING ITS PREDECESSOR TSG)

                        COMBINED STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997 AND JANUARY 3, 1999


                                                                        PREDECESSOR      FISCAL YEAR      FISCAL YEAR
                                                                         YEAR ENDED         ENDED            ENDED
                                                                        DECEMBER 31,     DECEMBER 28,      JANUARY 3,
                                                                            1996             1997             1999
                                                                        ------------     ------------     ------------
                                                                                    (DOLLARS IN THOUSANDS)

Cash from (used for):
Operating activities:
      Net income (loss)                                                 $ 3,820           $  (2,973)        $  2,771
      Adjustments to reconcile net income (loss)
        to net cash from (used for) operating activities:
        Depreciation                                                      4,970               8,967           11,908
        Amortization                                                          -                 892            2,201
        Deferred taxes                                                        -                   -            1,038
       (Gain) loss on sale of property and equipment                          -                   -              162
       (Increase) decrease in receivables, net                            1,380             (36,343)         (11,829)
       (Increase) decrease in inventory                                     530                (309)             (36)
       (Increase) decrease in prepaid expenses and other assets             210              (1,513)             367
       Increase (decrease) in current liabilities                            10              30,487           19,902
       Other, net                                                        (3,130)              2,576              (14)
                                                                        -------           ---------         --------
     Net cash from operating activities                                   7,790               1,784           26,470
                                                                        -------           ---------         --------

Investing activities:
     Capital expenditures                                                (4,840)            (11,518)         (11,559)
     Acquisition of businesses, net of cash received                          -            (159,137)         (42,940)
     Proceeds from sale of property and equipment                             -                   -            1,231
     Other, net                                                              70                  (5)               -
                                                                        -------           ---------         --------
     Net cash (used for) investing activities                            (4,770)           (170,660)         (53,268)
                                                                        -------           ---------         --------
Financing activities:
     Proceeds from issuance of debt                                         650              70,000          180,356
     Debt issuance costs                                                      -                   -           (4,637)
     Payment of Senior Subordinated Notes and Bridge Loans                    -                   -          (70,000)
     Changes in revolving debt                                                -              73,399          (78,577)
     Changes in book overdraft                                                -                (669)          (7,963)
     Sale of Redeemable Preferred Stock                                       -              36,000                -
     Sale of Common Stock                                                     -               3,800               80
     Increase in MascoTech, Inc. net investment
      and advances                                                        4,110                   -                -
     Other, net                                                            (610)               (938)             213
                                                                        -------           ---------         --------
     Net cash from financing activities                                   4,150             181,592           19,472
                                                                        -------           ---------         --------
Effect of foreign exchange rate changes on cash                          (1,900)             (1,141)              (1)
                                                                        -------           ---------         --------
Cash:
     Increase (decrease) for the period                                   5,270              11,575           (7,327)
     Balance, beginning of period                                         1,800                   -           11,575
                                                                        -------           ---------         --------
     Balance, end of period                                             $ 7,070           $  11,575         $  4,248
                                                                        =======           =========         ========

Supplemental disclosure of cash flow information:

     Cash paid for interest                                             $   500           $   7,400         $ 16,800
     Cash paid for income taxes                                         $ 3,600           $   1,600         $    800
     Non-cash investing and financing activities:
        Contractual acquisition obligation                              $     -           $       -         $ 15,000





    The accompanying notes are an integral part of the financial statements.

                             MSX INTERNATIONAL, INC.
                        (INCLUDING ITS PREDECESSOR TSG)

              COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
        FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997 AND JANUARY 3, 1999


                                           MASCOTECH, INC.                                  OTHER                         TOTAL
                                           NET INVESTMENT    COMMON      ADDITIONAL     COMPREHENSIVE  ACCUMULATED   SHAREHOLDERS'
                                            AND ADVANCES      STOCK   PAID-IN CAPITAL   INCOME (LOSS)    DEFICIT    EQUITY (DEFICIT)
                                           --------------    ------   ---------------   -------------  -----------  ---------------
                                                                            (dollars in thousands)
Balance at December 31, 1995                 $ 63,650        $    -      $       -         $   (890)     $      -      $  62,760
Comprehensive income (loss)
    Net income                                  3,820                                                                      3,820
    Cumulative translation adjustment                                                        (1,900)                      (1,900)
                                                                                                                       ---------
Total comprehensive income (loss)                                                                                          1,920
MascoTech, Inc. additional net investment
   and advances                                 4,770                                                                      4,770
                                             --------        ------      ---------         --------      --------      ---------

Balance at December 31, 1996                   72,240             -              -           (2,790)            -         69,450
Comprehensive income (loss)
    Net (loss)                                                                                             (2,973)        (2,973)
    Cumulative translation adjustment                                                        (1,141)                      (1,141)
                                                                                                                       ---------
Total comprehensive income (loss)                                                                                         (4,114)
Payment to MascoTech, Inc. for book
 value of TSG                                 (72,240)                                        2,790                      (69,450)
Payment to MascoTech, Inc. in excess
of book value of TSG                                                       (26,050)                                      (26,050)

Sale of Common Stock                                              1          3,799                                         3,800
                                             --------        ------      ---------         --------      --------      ---------
Balance at December 28, 1997                        -             1        (22,251)          (1,141)       (2,973)       (26,364)
Comprehensive income (loss)
    Net income                                                                                              2,771          2,771
    Cumulative translation adjustment                                                             1                            1
                                                                                                                       ---------
Total comprehensive income (loss)                                                                                          2,772

Adjustment due to the final allocation of
  of taxable temporary differences related
  to the TSG Acquisition                                                    (2,593)                                       (2,593)

Sale of Common Stock                                                            80                                            80
                                             --------        ------      ---------         --------      --------      ---------
Balance at January 3, 1999                   $      -        $    1      $ (24,764)        $ (1,140)     $   (202)     $ (26,105)
                                             ========        ======      =========         ========      ========      =========




    The accompanying notes are an integral part of the financial statements.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         The accompanying financial statements represent the consolidated assets and liabilities and operations of MSX International, Inc. and its subsidiaries ("MSXI" or the "Company") in fiscal 1998 and fiscal 1997, and in 1996 the combined assets and liabilities and operations of certain subsidiaries and divisions of subsidiaries of MascoTech, Inc. ("MascoTech") which constituted the Technical Services Group of MascoTech ("TSG"). MSXI is a holding company formed and owned by Citicorp Venture Capital, Ltd. ("CVC"), MascoTech and certain members of management. The Company was formed to consummate the acquisition of TSG ("TSG Acquisition"), in which it acquired selected assets and operations of TSG owned by MascoTech and MascoTech Automotive Systems Group ("MASG"), as well as the net assets of APX International ("APX"), a design and engineering services provider, which had been acquired by MASG effective November 6, 1996. The TSG Acquisition was effective on January 3, 1997. Effective August 31, 1997, the Company acquired certain service-providing operations of Ford Motor Company ("Ford") through the acquisition of Geometric Results Incorporated ("GRI"), a wholly-owned subsidiary of Ford. The results of operations of APX and GRI have been included in the results of operations of the Company from January 3, 1997 and September 1, 1997, respectively. As a result of these acquisitions and new basis of accounting (See Note 3), the Company's financial statements for the periods subsequent to the acquisitions are not comparable to the Predecessor's financial statements for the periods prior to the acquisitions.

         The Company is principally engaged in providing purchasing support services and outsourcing services, primarily to automobile manufacturers and suppliers in the United States and Europe.

         Until it was sold, TSG paid MascoTech a management fee for various corporate support staff and administrative services. Such fees approximated one percent of domestic net sales and amounted to approximately $1.5 million in 1996. Certain of TSG's employee benefit plans and insurance coverages were administered by MascoTech. These costs, as well as other costs incurred on TSG's behalf, were charged directly to TSG. Interest expense was also charged at various rates for TSG's European operations on the average amounts due MascoTech. This charge aggregated $1.1 million in 1996.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. Principles of Consolidation/Combination: The accompanying financial statements include the accounts of MSXI and TSG, as appropriate. Significant intercompany transactions have been eliminated. Beginning in 1997, the Company adopted a 52-53 week fiscal year which ends on the Sunday nearest December 31.

         b. Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

         c. Receivables: Receivables are presented net of aggregate allowances for doubtful accounts of $1.2 million at December 28, 1997 and $3.4 million (including $2.0 million of allowance accounts from acquired businesses) at January 3, 1999.

         d. Inventory: Inventory is comprised of raw materials, parts and supplies which are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method.

         e. Property and Equipment: Property and equipment, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: - (CONTINUED)

         f. Goodwill: The excess of the purchase price over the estimated fair values of acquired assets and assumed liabilities is being amortized using the straight-line method over the period estimated to be benefited, ranging from 20 to 30 years.

         At each balance sheet date, management assesses whether there has been a permanent impairment of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, competitive activities and other economic factors. Based on this assessment, there was no permanent impairment related to goodwill at January 3, 1999.

         g. Fair Value of Financial Instruments: The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate their carrying amounts. The estimated fair value and carrying amounts of long-term debt borrowings are reported in Note 8.

         h. Foreign Currency Translation: Net assets of operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments included in Shareholders' Equity (Deficit) as a separate component of comprehensive income (loss). Revenues and expenses of operations outside of the United States are translated at the average rates of exchange during the period.

         i. Revenue Recognition: Outsourcing Services revenue is primarily comprised of revenue from fixed price contracts and time and material contracts. Revenues from fixed price contracts are recognized using the percentage of completion method, measured by comparing the percentage of labor costs incurred to date to the estimated total labor costs for each contract. Revenues from time and material contracts are valued at selling price based on contractual billing rates. Revenues from Purchasing Support Services are recorded at the completion of each individual service.

         Contract costs include all direct material and labor costs and indirect costs such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in fixed price contracts may result in revisions to estimates of costs and revenues and are recognized in the period in which the revisions are determined.

         j. Depreciation: Depreciation is computed using the straight-line method over the estimated useful lives of assets as follows:




                                                                           Useful Lives
                                                                             in Years
                                                                          --------------

                Buildings and improvements.....................................10-15
                Machinery and equipment.........................................3-12
                Computers, peripherals and software.............................2- 5
                Automobiles and trucks..........................................3- 5


         Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the term of the lease, whichever is shorter.

         k. Income Taxes: Deferred income taxes are recorded to reflect the tax liability or benefit on future years of differences between the tax basis and financial reporting amounts of assets and liabilities at each fiscal year end.

         As of December 31, 1996, the domestic operations of TSG were included in the consolidated federal income tax return of MascoTech. For the year ended December 31, 1996, income tax expense and credits were computed on a separate return basis.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: - (CONTINUED)

         l. Reclassification: Certain prior year amounts have been reclassified to conform with current year presentation.

         m. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from such estimates and assumptions.

         n. Segments: In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 superceded FAS 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach reports segment information based on how the internal organization makes operating decisions and assesses performance. FAS 131 also requires disclosure about products and services, geographic areas of business and major customers. The adoption of FAS 131 has also been retroactively applied for fiscal 1997 and 1996.

         o. Comprehensive Income: In fiscal 1999, the Company adopted FAS 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods have been reclassified.

         p. Recently Issued Financial Accounting Standards: In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting the Cost of Start-Up Activities", both of which are effective for fiscal 1999. The Company believes the adoption of these statements will have no material impact on the Company's financial statements.

3.       ACQUISITIONS OF BUSINESSES:

         On January 3, 1997, the Company acquired selected assets and operations of the former engineering and technical business service units of MASG and MascoTech, as well as the net assets of APX, a design and engineering services provider which had been acquired by MASG effective November 6, 1996 (the "TSG Acquisition").

         The purchase price of the TSG Acquisition was $145.6 million which was financed through $3.8 million of common equity, $36 million of redeemable preferred stock, a $20 million bridge loan provided by CVC, a $20 million bridge loan provided by MascoTech, the issuance of a $30 million Senior Subordinated Note to MascoTech and $35.8 million of borrowings under the Old Credit Facility (See Note 8). The acquisition of TSG was accounted for, using the purchase method of accounting, at carryover basis as no change in control resulted from the acquisition. The amount paid in excess of book value for TSG of $26.1 million was recorded as a reduction of additional paid-capital. In accordance with FAS 109, "Accounting for Income Taxes", the Company established deferred taxes related to the TSG Acquisition by recording an increase in additional paid-in capital in the amount of $10.4 million. The acquisition of APX was accounted for using the purchase method of accounting and, accordingly, the purchase price of the acquisition was allocated to the acquired assets and assumed liabilities based upon the estimated fair value as of the closing of the acquisition. The excess of purchase price over the acquired net assets of APX resulted in goodwill of $19.8 million. The determination of the purchase price for the APX acquisition was finalized upon the resolution of certain contractual matters during 1998 resulting in a decrease in goodwill of $4.8 million from the prior year.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


3.       ACQUISITIONS OF BUSINESSES: - (CONTINUED)

         The Company acquired certain service-providing operations of Ford through the acquisition of GRI, a wholly-owned subsidiary of Ford, pursuant to a stock purchase agreement dated August 31, 1997. As part of Ford, GRI used automated processes to manage the procurement of staffing, training and other professional services for Ford. The purchase price of $60 million was financed with borrowings under the Old Credit Facility, offset in part by substantial cash balances acquired. The acquisition of GRI was accounted for using the purchase method of accounting and, accordingly, the purchase price of the acquisition was allocated to the acquired assets and assumed liabilities based upon the estimated fair values as of the closing of the acquisition. The excess of purchase price over the acquired net assets of GRI resulted in goodwill of $13.3 million. The allocation of the purchase price of GRI was completed during fiscal year 1998, resulting in an increase in goodwill from the prior year of $5.1 million. The increase in goodwill will be amortized to expense over the remaining amortization period.

         Effective October 31, 1998, the Company consummated its acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. (the "Lexus Acquisition") pursuant to an Asset Purchase Agreement dated October 23, 1998. These companies are providers of contract computer consultants, systems analysts, and network support personnel. Under the Asset Purchase Agreement, a wholly-owned subsidiary of MSX International, Inc. purchased substantially all of the assets and assumed substantially all of the operating liabilities of Lexstra International, Inc. and Lexus Temporaries, Inc. The Company did not assume any bank debt. The total purchase price for these net assets was $24 million at the closing with additional payments due contingent on achieving certain operating results for the years 1998 through 2000. No such contingent payments have been accrued as of January 3,1999. Funding for the transaction was provided by borrowings under the New Credit Facility (See Note 8). The acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $15.1 million.

         Effective December 26, 1998, the Company consummated its acquisition of MegaTech Engineering, Inc. ("MEI") from Johnson Controls, Incorporated ("JCI") pursuant to the Stock Purchase Agreement dated as of December 22, 1998. MEI offers technical staffing and product development services specializing in vehicle interiors, HVAC and electrical design. Under the Stock Purchase Agreement, a wholly-owned subsidiary of MSX International, Inc. purchased one hundred percent of the outstanding shares of MEI from Becker Group, Inc., a wholly-owned subsidiary of Johnson Controls, Inc. (the "MegaTech Acquisition"). The Company did not assume any bank debt. The total purchase price for the stock of MEI was $30 million of which $15 million was paid at the closing using borrowings under the New Credit Facility. The remaining $15 million (which is non-interest bearing) is due to JCI no later than June 30, 1999, and is expected to be provided by the proceeds from the sale of real property acquired. Such real property has been presented as buildings held for sale and the related amount due to JCI has been presented as a contractual acquisition obligation. The acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $5.4 million.

         Also during 1998, the Company acquired Pilot Computer Services, Inc. (the "Pilot Acquisition") and Gold Arrow Contract Services, Ltd. (the "Gold Arrow Acquisition") for an aggregate purchase price of $9.4 million. Pilot Computer Services, Inc. is a provider of computer professionals experienced in all aspects of systems development, systems enhancement and project management, which is headquartered in Concord, California. Gold Arrow Contract Services, Ltd. is an information technology and technical staffing company, which is headquartered in Basildon, Essex, England. The Pilot and Gold Arrow Acquisitions were accounted for under the purchase method of accounting resulting in goodwill of $7.9 million.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


3.       ACQUISITIONS OF BUSINESSES: - (CONTINUED)

         The following unaudited pro forma consolidated results of operations for the fiscal years ended December 28, 1997 and January 3, 1999 are presented as if the GRI, Lexus, MegaTech, Gold Arrow and Pilot Acquisitions had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been made during the period presented or the future results of the combined operations.



                                                FISCAL YEAR ENDED        FISCAL YEAR ENDED
                                                  DECEMBER 28,               JANUARY 3,
                                                      1997                     1999
                                                   (Unaudited)              (Unaudited)
                                               --------------------      -------------------

Net sales                                          $ 1,066,675              $ 1,180,271
Income before income taxes                               3,191                    9,586
Net income                                                 507                    5,182




4.       ACCOUNTS RECEIVABLE, NET:

         Receivables arise from services provided pursuant to contracts or agreements with customers for such services. The primary users of MSXI's and TSG's services are manufacturers in the automotive industry. Sales to one customer were 25.5%, 56.8% and 74.4% of total sales in 1996, fiscal 1997 and fiscal 1998, respectively; sales to a second customer were 21.7%, 13.7% and 8.1% of total sales in 1996, fiscal 1997 and fiscal 1998, respectively; and sales to a third customer were 19.9%, 13.3% and 7.7% of total sales in 1996, fiscal 1997 and fiscal 1998, respectively. At December 31, 1996, December 28, 1997 and January 3, 1999, the foregoing three customers accounted for approximately 67%, 69% and 67%, respectively, of the billed accounts receivable balance.

         Accounts receivable include both billed and unbilled receivables. Unbilled receivables amounted to $74.9 million and $82.2 million at December 28, 1997 and at January 3, 1999, respectively. All such billings are expected to be collected within the ensuing year.

5.       PROPERTY AND EQUIPMENT, NET:

                                                            AT DECEMBER 28,      AT JANUARY 3,
                                                                1997                 1999
                                                            ---------------      -------------
Cost:
  Land and improvements                                      $    108              $ 1,309
  Buildings and improvements                                    9,927                9,095
  Machinery and equipment                                      45,972               48,389
  Computers, peripherals and software                          21,146               26,514
  Automobiles and trucks                                        1,609                1,821
                                                             --------             --------
                                                               78,762               87,128
  Less accumulated depreciation                               (44,425)             (51,863)
                                                             --------             --------
                                                             $ 34,337             $ 35,265
                                                             ========             ========

 Buildings held for sale                                     $     --             $ 15,000
                                                             ========             ========

         Buildings held for sale represent the estimated fair value (based on appraisals dated December 1998) of the buildings acquired in the purchase of MegaTech less the estimated selling costs. The Company intends to sell and lease back these buildings pursuant to an operating lease and does not anticipate any significant gain or loss on disposition.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


6.       OTHER ACCRUED LIABILITIES:

                                         AT DECEMBER 28,       AT JANUARY 3,
                                             1997                  1999
                                        ---------------       --------------
Income and other taxes                         $    911             $  1,283
Restructuring costs                               6,097                1,272
Deferred income                                   4,078               11,224
Interest                                          4,979                5,639
Other                                             4,842                7,407
                                               --------             --------
                                               $ 20,907             $ 26,825
                                               ========             ========



7.       RESTRUCTURING ACTIONS:

         During fiscal 1997, restructuring costs aggregated $6.7 million. These costs were comprised of $2.7 million of severance pay for certain employees of an acquired business, facility closure costs of $2.0 million which were primarily remaining operating lease obligations of acquired facilities closed subsequent to the acquisition, and $2.0 million of remaining lease obligations and other costs related to the closure of MSXI facilities. Restructuring costs accounted for in the purchase of the related businesses and costs charged to operations were $4.7 million and $2.0 million, respectively. Restructuring charges were accounted for in accordance with approved management plans and are expected to be completed in fiscal 1999. Remaining accrued restructuring costs totaled $1.3 million as of January 3, 1999, which are expected to be paid in fiscal 1999.

8.       DEBT:

         Debt is comprised of the following:


                                                              INTEREST RATES AT          OUTSTANDING AT
                                                                                --------------------------------
                                                                 JANUARY 3,        DECEMBER 28,      JANUARY 3,
                                                                   1999               1997             1999
                                                              ---------------   ---------------    -------------

Senior Subordinated Notes                                         11.375%           $     --          $100,000
Credit Facilities, as amended and restated:
   Revolving line of credit notes                            7.03 - 7.75%             40,000            26,238
   Swingline notes                                           6.75 - 7.81%             35,450            24,118
   Term notes                                                       7.29%                 --            30,000
Bridge loans due to:
    CVC                                                               --              20,000                --
    MascoTech                                                         --              20,000                --
MascoTech Senior Subordinated Notes                                   --              30,000                --
Ford Motor Company Limited, line of credit                          8.69%              7,480             4,581
                                                                                    --------          --------
                                                                                     152,930           184,937
Less current portion                                                                  87,930             4,581
                                                                                    --------          --------

Total long-term debt                                                                $ 65,000          $180,356
                                                                                    ========          ========

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


8.       DEBT: - (CONTINUED)

Senior Subordinated Notes

      On January 22, 1998, the Company issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008. On August 20, 1998, the Company consummated an offer to exchange 11-3/8% Senior Subordinated Notes which had been registered under the Securities Act of 1933 for any and all outstanding Notes. The Company's Registration Statement on Form S-4 with the Securities and Exchange Commission became effective on July 22, 1998. Interest on the Notes is payable semi-annually at 11-3/8% per annum and commenced July 15, 1998. The Notes may be redeemed subsequent to January 15, 2003 at premiums, which begin at 105.6875% and decline each year to face for redemptions taking place after January 15, 2006. In addition, at any time prior to January 15, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the proceeds of one or more public equity offerings at a redemption price of 111.375% plus accrued and unpaid interest, if any. Also, upon the occurrence of a Change of Control, as defined in the Indenture (the "Indenture"), the Notes may be redeemed at the option of the Note holders at a premium of one percent, plus accrued and unpaid interest, if any. The Notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

        In connection with the Notes offering, each of the Company's domestic restricted subsidiaries, as defined in the Indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guarantee the Company's performance under the Notes as primary obligors.

Credit Facilities

         Concurrently with the private placement, the Company entered into a New Credit Facility with Bank One Corporation (the "New Credit Facility"), with a borrowing base of up to $100 million, as defined, to replace the prior Credit Facility (the "Old Credit Facility"). On April 14, 1998, the Company syndicated the New Credit Facility to add additional commercial lenders and amended and restated the New Credit Facility to add a $30 million term loan portion. On the same date, the Company borrowed the full amount available under the term loan and used the funds to reduce outstanding balances under the revolving loan portion of the New Credit Facility as amended and restated. Term loan borrowings are subject to satisfaction of the same borrowing base requirements and financial reporting and operating covenants as are other borrowings under the New Credit Facility. The New Credit Facility provides for borrowings as revolving credit loans, letters of credit, swingline loans and term loans. This Facility expires January 22, 2003. Revolving credit loans, swingline loans and letters of credit (collectively "Revolving Debt") are payable on demand. Term loans are issued with a five-year maturity. Interest on the loans under the New Credit Facility is payable quarterly or, if earlier, at the end of each interest period and accrues at an annual rate equal to a floating rate, as defined, or except for swingline loans which accrue at an annual rate equal to a fixed or floating rate as negotiated at the time of borrowing.

         Each significant domestic subsidiary of the Company guarantees all obligations of the Company under the New Credit Facility. In addition, the Company has pledged the stock of such domestic subsidiaries and 65% of the stock of the significant foreign subsidiaries. Additionally, a first lien exists on substantially all assets of such domestic subsidiaries. The obligations of the Company under the New Credit Facility rank senior to all other indebtedness of the Company, including the Notes.

         The New Credit Facility contains certain reporting covenants, customary affirmative covenants and various negative covenants including, but not limited to, certain limitations on mergers, sales of assets, acquisitions, liens, investments, indebtedness, contingent obligations, dividends, subsidiaries' ability to agree to dividend restrictions, affiliate transactions and changes of business. The New Credit Facility also contains certain covenants with respect to employee benefit arrangements and environmental matters and certain financial covenants including, but not limited to, a ratio of total debt to EBITDA, a fixed charge coverage ratio and a minimum net worth requirement, each as defined.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


8.       DEBT: - (CONTINUED)

         The net proceeds from the issuance of Senior Subordinated Notes and the New Credit Facility were used to retire the bridge loans to CVC and MascoTech, the Senior Subordinated Notes and the outstanding amount under the Old Credit Facility.

         As of January 3, 1999, $80.4 million was outstanding under the New Credit Facility and has been classified as long-term debt as the Company has both the ability and intent to refinance such amounts under the New Credit Facility.

Fair Value of Debt

         The estimated fair values and carrying amounts of debt borrowings are as follows:



                                  AT DECEMBER 28,              AT JANUARY 3,
                                       1997                        1999
                                -------------------          ------------------

Fair value                           $ 65,000                    $ 177,856
Carrying amounts                     $ 65,000                    $ 180,356


         The fair value of $100 million aggregate principle amount of 11-3/8% Senior Subordinated Notes as of January 3, 1999 was determined to be approximately $97.5 million based on a quoted market price. The fair values of amounts outstanding under the New Credit Facility of $65.0 million and $80.4 million as of December 28, 1997 and January 3, 1999, respectively, approximate their carrying amounts as the variable rates inherent in the related financial instrument reflect changes in the overall market interest rates.

9.       BOOK OVERDRAFTS:

         Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to the Company's banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. There were aggregate book overdrafts of $21.9 million and $14.3 million at December 28, 1997 and January 3, 1999, respectively. Such balances are included in Accounts Payable in the Consolidated Balance Sheets.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


10.      LEASE COMMITMENTS:

         MSXI and its subsidiaries have leases for real estate and equipment utilized in its business. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rental payments required under leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:


                                                                                                   OTHER
                                                                                   CAPITAL        OPERATING
                                                                     TOTAL         LEASES          LEASES
                                                                  ------------    ---------     -------------
Fiscal year ended:
1999                                                               $21,672         $ 69           $21,603
2000                                                                16,531           68            16,463
2001                                                                10,937           27            10,910
2002                                                                 4,493           --             4,493
2003                                                                 3,611           --             3,611
Thereafter                                                           8,901           --             8,901
                                                                    ------         ----           -------



                                                                   $66,145          164           $65,981
                                                                   =======           20           =======
Less amount representing interest                                                  ----
Present value of minimum payments                                                  $144
                                                                                   ====


          Rental expense was approximately $17.6 million and $22.3 million for the fiscal years ended December 28, 1997 and January 3, 1999, respectively. Rental expense for the Technical Service Group was approximately $ 5.4 million in 1996.

11.      REDEEMABLE SERIES A PREFERRED STOCK:

         In connection with the TSG Acquisition, the Company issued 360,000 shares of 12% Series A Cumulative Redeemable Preferred Stock ("the Preferred Stock") with a stated value and redemption value of $100 per share or $36 million.

         Dividends on the Preferred Stock are payable in cash at the rate per annum equal to 12% of the stated value plus an amount equal to any accrued and unpaid dividends. As of January 3, 1999, the Company has not declared any dividends. Accordingly, no dividends have been paid or accrued. Dividends accumulated, but not declared, aggregate approximately $9.4 million as of January 3, 1999. The Company may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Stockholders' Agreement. The Preferred Stock, which has no voting rights, is mandatorily redeemable at the earlier of December 31, 2008 or the date on which a sale transaction, as defined, occurs. The Company may redeem any or all of the Preferred Stock at its election prior to December 31, 2008. The Company may also elect to acquire shares of the Preferred Stock from time to time without redeeming or otherwise acquiring all or any other issued shares of the Preferred Stock pursuant to the terms of the Stockholders' Agreement. As of January 3, 1999, no Preferred Stock has been redeemed or acquired by the Company.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

12.      SHAREHOLDERS' EQUITY (DEFICIT):

         The common stock at par value resulted from the initial capitalization of the Company by MascoTech, CVC and certain members of management. The additional paid-in capital amount at December 28, 1997 of approximately $(22.3) million represented amounts received from the issuance of common stock in excess of par value of $3.8 million, reduced by amounts paid to MascoTech for the acquisition of TSG in excess of book value as of December 31, 1996 of $(26.1) million. As the acquisition of TSG did not involve a change in control, the acquisition was recorded at carryover basis. In accordance with FAS 109, "Accounting for Income Taxes", the Company established deferred taxes related to the TSG Acquisition by recording an increase in additional paid-in capital in the amount of $10.4 million. In 1998, in connection with preparing the initial tax returns of the Company, which incorporated the opening balance sheet of TSG, certain adjustments to the estimated tax assets and liabilities acquired were identified when the final allocation of taxable temporary differences related to the acquisition was completed. These adjustments have been reflected as a change in additional paid-in capital.

13.      EMPLOYEE BENEFIT PLANS:

         The Company maintains a qualified cash or deferred compensation plan under Section 401(k) of the Internal Revenue Code. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Under the plan, employees may elect to defer up to 20 percent of their annual wages, subject to the limitations of the Internal Revenue Code. Third party administrative costs paid by the plan approximated $0.1 million for fiscal 1998.

         Contributions to union-sponsored, multi-employer pension plans were approximately $0.5 million in 1996, $0.7 million for the fiscal year ended December 28, 1997 and $0.7 million for the fiscal year ended January 3, 1999. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. MSXI has no present intention of withdrawing from any of these plans, nor has MSXI been informed that there is any intention to terminate such plans.

         MSXI has an unfunded deferred compensation plan for certain salaried employees. Individual participants make pre-tax contributions to the plan and MSXI matches up to 5 percent of the individual's annual salary. MSXI contributions vest over a period of time. Individuals may elect to receive lump sum or defined payments of vested balances upon retirement or termination. The deferred compensation plan liability at December 28, 1997 and January 3, 1999 was $3.2 million and $3.4 million, respectively. This is an unfunded and unsecured obligation of MSXI. However, MSXI has, through deposits to a grantor trust, restricted certain corporate assets having a fair value of $1.6 million at both December 28, 1997 and January 3, 1999 that are intended to be used to settle a portion of the obligation.

         With the APX Acquisition, the Company acquired certain obligations with respect to a frozen defined benefit pension plan. The plan was frozen in 1988 and covers certain union and non-union employees who were employed by Autodynamics Corporation of America, Inc., a company acquired previously by one of the companies that comprised APX. This plan is not administered by the Company. Contributions are determined in accordance with provisions of the plan.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


13.      EMPLOYEE BENEFIT PLANS: - (CONTINUED)

         The Autodynamics plan status as of June 30, 1998, the date of the most recent actuarial report, was as follows:




         Actuarial present value of benefit obligation:
            Vested benefit obligation                                                        $767
                                                                                             ====
            Accumulated benefit obligation                                                   $767
                                                                                             ====

            Projected benefit obligation                                                     $767
            Plan assets at fair value                                                         829
                                                                                             ----

            Plan assets in excess of projected benefit obligation                            $ 62
                                                                                             ====


14.      INCOME TAXES:


                                                          YEAR            FISCAL YEAR         FISCAL YEAR
                                                          ENDED              ENDED               ENDED
                                                       DECEMBER 31,        DECEMBER 28,        JANUARY 3,
                                                          1996                1997               1999
                                                    ----------------    ---------------    ----------------
Income (loss) before income taxes:
   Domestic                                            $  1,700            $  3,236            $  2,898
   Foreign                                                4,920              (5,984)              2,941
                                                       --------            --------            --------
                                                       $  6,620            $ (2,748)           $  5,839
                                                       ========            ========            ========

Provision for income taxes (benefit):
   Currently payable:
     Federal                                           $  2,810            $  1,049            $   (573)
     Foreign                                              1,950                (640)              2,178
     State                                                   --                  --                 104
   Deferred:
     Federal                                             (2,170)                315               1,871
     Foreign                                                210                (499)               (512)
                                                       --------            --------            --------
                                                       $  2,800            $    225            $  3,068
                                                       ========            ========            ========

Deferred tax assets (liabilities):
   Amortizable goodwill                                $     --            $  9,111            $  7,890
   Accrued interest expense                                  --               2,023               1,019
   Accrued liabilities and deferred compensation          3,480                 863              (1,662)
   Net operating loss                                        --                 360               3,604
   German tax benefit                                       240                 332                  --
   Property and equipment                                  (700)              1,937               1,264
   Contractual advances                                   1,300                  --                  --
   Accounts receivable                                     (800)               (984)               (587)
   Valuation allowance                                       --                (535)               (736)
   Unrealized foreign gain                                   --                  --                 181
   Other, net                                                70                 641                 332
                                                       --------            --------            --------
     Net deferred tax asset                            $  3,590            $ 13,748            $ 11,305
                                                       ========            ========            ========

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


14.      INCOME TAXES: - (CONTINUED)

         The following is a reconciliation of the tax at the U.S. federal statutory rate to the provision for income taxes allocated to income before income taxes:


                                                               YEAR            FISCAL YEAR        FISCAL YEAR
                                                               ENDED              ENDED              ENDED
                                                           DECEMBER 31,       DECEMBER 28,         JANUARY 3,
                                                               1996               1997                1999
                                                          ----------------   ----------------    ---------------
                                                                35%                35%                35%
                                                                ---                ---                ---

Tax at U.S. statutory rate                                  $ 2,320             $  (961)            $ 2,043
Valuation allowance                                              --                 535                 201
Higher effective foreign tax rate                               440                 351                 367
Other, net                                                       40                 300                 457
                                                            -------             -------             -------
                                                            $ 2,800             $   225             $ 3,068
                                                            =======             =======             =======

         As of December 31, 1996, December 28, 1997 and January 3, 1999, a provision had not been made for U.S. or additional foreign taxes on approximately $8.7 million, $1.4 million, and $2.3 million, respectively, of undistributed earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It was not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

         Income taxes paid were approximately $3.6 million, $1.6 million and $0.8 million in 1996, fiscal 1997 and fiscal 1998, respectively.

15.      SEGMENT INFORMATION:

         The Company has adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information" for 1996, fiscal 1997 and fiscal 1998. The Company has two reportable segments which are Purchasing Support Services and Outsourcing Services. In 1996 the Company's operations were comprised totally of Outsourcing Services.

         In its Purchasing Support Services segment, the Company provides administrative support to large companies for the purchase of various services. The customers in this segment use the Company and its automated processes to manage the procurement of staffing, training and other professional services. Sales for this segment include the billings from sub-suppliers for their services rendered, plus a small mark-up for management and processing.

         In its Outsourcing Services segment, the Company provides technical support services, including technical and professional contract staffing, product development support and other business services. Sales in this segment are based principally on fees charged for resources provided to support customers' development, manufacturing and distribution of their products and services.

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


15.      SEGMENT INFORMATION: - (CONTINUED)

         The segment data includes intersegment sales as well as charges allocating corporate selling, general and administrative expenses to each of the operating segments. The Company evaluates performance based on earnings before interest and taxes, including the Michigan Single Business Tax and other (expense), net (EBIT), as defined.

         Summarized below is the segment information for 1996, fiscal 1997 and fiscal 1998:


             YEAR ENDED                    FISCAL YEAR ENDED                                FISCAL YEAR ENDED
            DECEMBER 31,                      DECEMBER 28,                                      JANUARY 3,
                1996                             1997                                             1999
            ------------       --------------------------------------------    -------------------------------------------
                                PURCHASING                                     PURCHASING
             OUTSOURCING         SUPPORT      OUTSOURCING                       SUPPORT         OUTSOURCING
              SERVICES          SERVICES        SERVICES           TOTAL        SERVICES          SERVICES           TOTAL
              --------          --------        --------           -----        --------          --------           -----

Sales       $  228,260       $  197,186       $  374,207       $  571,393       $  591,538       $  515,880       $1,107,418

EBIT        $    9,440       $    2,152       $   10,368       $   12,520       $    4,432       $   22,339       $   26,771




         During fiscal 1997, the Outsourcing Services segment incurred $2 million of restructuring costs which are included in the above operating results. Refer to Note 7 for more details.

         A reconciliation of total segment sales and EBIT to the Company's consolidated sales and EBIT are as follows:


                                                             YEAR ENDED        FISCAL YEAR ENDED      FISCAL YEAR ENDED
                                                            DECEMBER 31,          DECEMBER 28,            JANUARY 3,
                                                                1996                  1997                   1999
                                                           -------------       ------------------     -----------------

Sales
Total segment sales                                         $   228,260           $   571,393            $ 1,107,418
Elimination of intersegment sales                                    --                (6,847)               (26,376)
                                                            -----------           -----------            -----------
Consolidated sales                                          $   228,260           $   564,546            $ 1,081,042
                                                            ===========           ===========            ===========



                                                            YEAR ENDED           FISCAL YEAR ENDED      FISCAL YEAR ENDED
                                                           DECEMBER 31,            DECEMBER 28,            JANUARY 3,
                                                               1996                   1997                    1999
                                                       --------------------    --------------------    --------------------
EBIT
Total EBIT
Interest expense                                            $  9,440              $ 12,520               $ 26,771
Michigan Single Business Tax                                  (1,310)              (12,400)               (17,416)
                                                              (1,510)               (2,868)                (3,516)
Consolidated income (loss) before taxes                     --------              --------               --------
                                                            $  6,620              $ (2,748)              $  5,839
                                                            ========              ========               ========

                            MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


  15.    SEGMENT INFORMATION: - (CONTINUED)

         Sales and long-lived asset information by geographic area are as follows:




                                         SALES                               LONG-LIVED ASSETS
                      ------------------------------------------    ---------------------------------------

                         YEAR        FISCAL YEAR     FISCAL YEAR
                        ENDED           ENDED           ENDED          AS OF         AS OF          AS OF
                      DECEMBER 31,   DECEMBER 28,     JANUARY 3,    DECEMBER 31,   DECEMBER 28,    JANUARY 3,
                         1996           1997            1999           1996           1997           1999
                      ------------   -----------     -----------    -----------    ------------    ----------

United States         $  140,770     $  463,141     $  909,803     $   15,861     $   63,436     $  106,580
Foreign:
   United Kingdom         72,118         72,105        110,362          5,089          7,593         12,144
   Other Foreign          15,372         29,300         60,877          2,740          4,025          3,883
                      ----------     ----------     ----------     ----------     ----------     ----------
                      $  228,260     $  564,546     $1,081,042     $   23,690     $   75,054     $  122,607
                      ==========     ==========     ==========     ==========     ==========     ==========



Major Customers

         The Company's Purchasing Support Services segment obtains its sales from primarily one customer. The Outsourcing Services segment obtains its sales from various customers of which three customers account for 25.2%, 21.5% and 19.7% of the segment's total sales in 1996; 34.7%, 20.7% and 20.0% of the segment's total sales in fiscal 1997; and 47.0%, 17.0% and 16.2% of the segment's total sales in fiscal 1998.

16.      SUBSEQUENT EVENT:

Cadform Investment

         On January 8, 1999, the Company acquired an approximate 25% interest in Cadform GmbH ("Cadform"), a German company with sales of approximately $22 million that provides product design and tooling services to the automotive industry. Based in Homburg, Germany, Cadform specializes in automotive interior systems and cast aluminum products. Cadform plans to engage in joint projects with the Company. As part of the investment, the Company obtained an option to acquire an additional interest in Cadform.

17.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

         In connection with the Notes Offering on January 22, 1998, each of the Company's domestic restricted subsidiaries, as defined in the Indenture ("the Guarantor Subsidiaries"), irrevocably and unconditionally guaranteed the Company's performance under the Notes as primary obligors. The following condensed consolidating and combining financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (including Predecessor combining financial data) as set forth. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined those would not be material to the holders of the Notes.

         The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries, if any, on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

         GRI is a guarantor subsidiary. The statements of operations and of cash flows for the year ended December 31, 1996 and for the eight months in the period ended August 31, 1997 are separately included on a consolidated basis with its subsidiaries.

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 3, 1999



                                                  GUARANTOR      NON-GUARANTOR                        MSXI
                                                 SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                ---------------  --------------  --------------  ----------------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                     $  1,690        $  2,558         $     --       $   4,248
   Receivables, net                               145,715          62,736               --         208,451
   Inventory                                        2,315              47               --           2,362
   Prepaid expenses and other assets                4,029           1,530               --           5,559
   Deferred income taxes                               --             961               --             961
                                                 --------        --------         --------       ---------
     Total current assets                         153,749          67,832               --         221,581
Property and equipment, net                        23,255          12,010               --          35,265
Buildings held for sale                            15,000               -               --          15,000
Goodwill, net                                      55,335           3,658               --          58,993
Investment in subsidiaries                         33,703               -          (33,703)             --
Other assets                                       12,990             359               --          13,349
Deferred income taxes                               9,711           2,825               --          12,536
                                                 --------        --------         --------       ---------
     Total assets                                $303,743        $ 86,684         $(33,703)      $ 356,724
                                                 ========        ========         ========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion
      of long-term debt                          $     --       $   4,581         $     --       $   4,581
   Accounts payable                                74,705          15,181               --          89,886
   Accrued liabilities                             41,057           9,086              (32)         50,111
   Contractual acquisition obligation              15,000              --               --          15,000
   Deferred income taxes                              930           1,262               --           2,192
                                                 --------        --------         --------       ---------
     Total current liabilities                    131,692          30,110              (32)        161,770
Long-term debt                                    173,238           7,118               --         180,356
Intercompany accounts                             (28,832)         28,832               --              --
Long-term deferred compensation liability
     and other                                      4,629              74               --           4,703
                                                 --------        --------         --------       ---------
     Total liabilities                            280,727          66,134              (32)        346,829
                                                 --------        --------         --------       ---------
Redeemable Series A Preferred Stock                36,000              --               --          36,000
                                                 --------        --------         --------       ---------
Shareholders' equity (deficit)                    (12,984)         20,550          (33,671)        (26,105)
                                                 --------        --------         --------       ---------
    Total liabilities and shareholders'
      equity (deficit)                           $303,743        $ 86,684         $(33,703)      $ 356,724
                                                 ========        ========         ========       =========

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 28, 1997



                                                  GUARANTOR      NON-GUARANTOR                      MSXI
                                                SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                ------------     ------------   ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                     $   2,449       $   9,126       $      --        $  11,575
   Receivables, net                                130,404          48,534              --          178,938
   Inventory                                         1,204              35              --            1,239
   Prepaid expenses and other assets                 2,106           3,532              --            5,638
   Deferred income taxes                               863           1,489              --            2,352
                                                 ---------       ---------       ---------        ---------
     Total current assets                          137,026          62,716              --          199,742
Property and equipment, net                         23,208          11,129              --           34,337
Goodwill, net                                       31,934              --              --           31,934
Investment in subsidiaries                          20,583              --         (20,583)              --
Other assets                                         8,294             489              --            8,783
Deferred income taxes                               11,036           1,344              --           12,380
                                                 ---------       ---------       ---------        ---------
     Total assets                                $ 232,081       $  75,678       $ (20,583)       $ 287,176
                                                 =========       =========       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion
      of long-term debt                          $  71,280       $  16,650       $      --        $  87,930
   Accounts payable                                 73,726           6,640              --           80,366
   Accrued liabilities                              31,752           6,171             (32)          37,891
   Deferred income taxes                              --               984              --              984
                                                 ---------       ---------       ---------        ---------
     Total current liabilities                     176,758          30,445             (32)         207,171
Long-term debt                                      65,000              --              --           65,000
Intercompany accounts                              (31,389)         31,389              --               --
Long-term deferred compensation liability
     and other                                       4,970             399              --            5,369
                                                 ---------       ---------       ---------        ---------
     Total liabilities                             215,339          62,233             (32)         277,540
                                                 ---------       ---------       ---------        ---------
Redeemable Series A Preferred Stock                 36,000              32             (32)          36,000
                                                 ---------       ---------       ---------        ---------
Shareholders' equity (deficit)                     (19,258)         13,413         (20,519)         (26,364)
                                                 ---------       ---------       ---------        ---------
     Total liabilities and shareholders'
       equity (deficit)                          $ 232,081       $  75,678       $ (20,583)       $ 287,176
                                                 =========       =========       =========        =========

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
        FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997 AND JANUARY 3, 1999




                                                GUARANTOR     NON-GUARANTOR                    MSXI
                                               SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ------------   ------------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
1996
Net sales                                      $   140,770    $    87,490    $       --     $   228,260
Cost of sales                                     (120,614)       (71,896)           --        (192,510)
                                               -----------    -----------    ----------     -----------
     Gross profit                                   20,156         15,594            --          35,750
Selling, general and administrative expenses       (16,775)        (9,465)           --         (26,240)
Michigan Single Business Tax                        (1,510)            --            --          (1,510)
                                               -----------    -----------    ----------     -----------
     Operating income                                1,871          6,129            --           8,000
Other (expense), net                                  (171)        (1,209)           --          (1,380)
                                               -----------    -----------    ----------     -----------
     Income before income taxes                      1,700          4,920            --           6,620
Income tax provision                                   640          2,160            --           2,800
                                               -----------    -----------    ----------     -----------
     Net income                                $     1,060    $     2,760    $       --     $     3,820
                                               ===========    ===========    ==========     ===========

FISCAL YEAR ENDED DECEMBER 28, 1997
Net sales                                      $   463,141    $   101,405    $       --     $   564,546
Cost of sales                                     (420,999)       (93,020)           --        (514,019)
                                               -----------    -----------    ----------     -----------
     Gross profit                                   42,142          8,385            --          50,527
Selling, general and administrative expenses       (24,572)       (11,435)           --         (36,007)
Michigan Single Business Tax                        (2,868)            --            --          (2,868)
Restructuring costs                                 (2,000)            --            --          (2,000)
                                               -----------    -----------    ----------     -----------
     Operating income (loss)                        12,702         (3,050)           --           9,652
Other (expense), net                                (9,466)        (2,934)           --         (12,400)
Equity in subsidiary earnings (loss)                (4,845)            --          4,845             --
                                               -----------    -----------    -----------    -----------
     Loss before income taxes                       (1,609)        (5,984)         4,845         (2,748)
Income tax provision (benefit)                       1,364         (1,139)            --            225
                                               -----------    -----------    -----------    -----------
     Net (loss)                                $    (2,973)   $    (4,845)   $     4,845    $    (2,973)
                                               ===========    ===========    ===========    ===========

FISCAL YEAR ENDED JANUARY 3, 1999
Net sales                                      $   909,803    $   171,239    $        --    $ 1,081,042
Cost of sales                                     (850,859)      (146,155)            --       (997,014)
                                               -----------    -----------    -----------    -----------
     Gross profit                                   58,944         25,084             --         84,028
Selling, general and administrative expenses       (38,540)       (18,717)            --        (57,257)
Michigan Single Business Tax                        (3,516)            --             --         (3,516)
                                               -----------    -----------    -----------    -----------
     Operating income                               16,888          6,367             --         23,255
Other (expense), net                               (13,990)        (3,426)            --        (17,416)
Equity in subsidiary earnings                        1,274             --         (1,274)            --
                                               -----------    -----------    -----------    -----------
   Income before income taxes                        4,172          2,941         (1,274)         5,839
Income tax provision                                 1,401          1,667             --          3,068
                                               -----------    -----------    -----------    -----------
     Net income                                $     2,771    $     1,274    $    (1,274)   $     2,771
                                               ===========    ===========    ===========    ===========

17.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)


                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999



                                                                   GUARANTOR        NON-GUARANTOR                         MSXI
                                                                  SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                                  ------------      ------------    ------------      ------------
                                                                                       (DOLLARS IN THOUSANDS)

Cash from (used for):
Operating activities:
      Net income (loss)                                          $   1,497          $   1,274        $      --          $   2,771
      Equity in earnings of subsidiaries                             1,274                 --           (1,274)                --
      Adjustments to reconcile net income (loss)
        to net cash from (used for) operating activities:
        Depreciation                                                 7,607              4,301               --             11,908
        Amortization                                                 2,094                107               --              2,201
      Deferred taxes                                                 2,306             (1,268)              --              1,038
      (Gain) loss of sale of property and equipment                    194                (32)              --                162
      (Increase) decrease in receivables, net                        1,249            (13,078)              --            (11,829)
      (Increase) decrease in inventory                                 (25)               (11)              --                (36)
      (Increase) decrease in prepaid expenses
        and other assets                                            (1,794)             2,161               --                367
      Increase (decrease) in current liabilities                    13,850              6,052               --             19,902
      Other, net                                                       363              2,470           (2,847)               (14)
                                                                 ---------          ---------        ---------          ---------
     Net cash from (used for) operating activities                  28,615              1,976           (4,121)            26,470
                                                                 ---------          ---------        ---------          ---------
Investing activities:
     Capital expenditures                                           (6,025)            (5,534)              --            (11,559)
     Acquisition of businesses, net of cash received               (38,460)            (4,480)              --            (42,940)
     Proceeds from sale of property and equipment                      764                467               --              1,231
                                                                 ---------          ---------        ---------          ---------
     Net cash used for investing activities                        (43,721)            (9,547)              --            (53,268)
                                                                 ---------          ---------        ---------          ---------
Financing activities:
     Intercompany                                                    2,591             (2,591)              --                 --
     Investment in subsidiaries                                    (15,970)            10,645            5,325                 --
     Equity of subsidiaries                                          6,780             (4,174)          (2,606)                --
     Proceeds from the issuance of debt                            173,239              7,117               --            180,356
     Debt issuance costs                                            (4,637)                --               --             (4,637)
     Payment of  Senior Subordinated Notes and Bridge              (70,000)                --               --            (70,000)
     Changes in revolving debt                                     (66,509)           (12,068)              --            (78,577)
     Changes in book overdraft                                      (9,762)             1,799               --             (7,963)
     Sale of Common Stock                                               80                 --               --                 80
     Other, net                                                          1                212               --                213
                                                                 ---------          ---------        ---------          ---------
     Net cash from financing activities                             15,813                940            2,719             19,472
                                                                 ---------          ---------        ---------          ---------
Effect of foreign exchange rates changes cash                       (1,466)                63            1,402                 (1)
                                                                 ---------          ---------        ---------          ---------

Cash:
     (Decrease) for the period                                        (759)            (6,568)              --             (7,327)
     Balance, beginning of period                                    2,449              9,126               --             11,575
                                                                 ---------          ---------        ---------          ---------
     Balance, end of period                                      $   1,690          $   2,558        $      --          $   4,248
                                                                 =========          =========        =========          =========

17.        GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:- (CONTINUED)

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                                                GUARANTOR      NON-GUARANTOR                        MSXI
                                                               SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                               ------------    -------------   ------------     ------------
                                                                                       (DOLLARS IN THOUSANDS)
Cash from (used for):
Operating activities:
      Net income (loss)                                        $   1,872       $  (4,845)      $       -        $  (2,973)
      Equity in earnings of subsidiaries                          (4,845)              -           4,845                -
      Adjustments to reconcile net income (loss)
        to net cash from (used for) operating activities:
        Depreciation                                               5,523           3,444               -            8,967
        Amortization                                                 892               -               -              892
       (Increase) decrease in receivables, net                   (28,394)         (7,949)              -          (36,343)
       (Increase) decrease in inventory                             (310)              1               -             (309)
       (Increase) decrease in prepaid expenses
          and other assets                                          (828)           (685)              -           (1,513)
       Increase (decrease) in current liabilities                 32,558          (2,071)              -           30,487
       Other, net                                                  2,861            (285)              -            2,576
                                                               ---------       ---------       ---------        ---------
     Net cash from (used for) operating activities                 9,329         (12,390)          4,845            1,784
                                                               ---------       ---------       ---------        ---------

Investing activities:
     Capital expenditures                                         (7,433)         (4,085)              -          (11,518)
     Acquisition of business, net of cash received              (122,806)        (30,327)         (6,004)        (159,137)
     Investment in foreign subsidiaries                          (24,378)              -          24,378                -
     Other, net                                                       (8)              3               -               (5)
                                                               ---------       ---------       ---------        ---------
     Net cash (used for) investing activities                   (154,625)        (34,409)         18,374         (170,660)
                                                               ---------       ---------       ---------        ---------

Financing activities:
     Intercompany                                                (30,610)         30,610               -                -
     Investment in subsidiaries                                        8          19,385         (19,393)               -
     Equity of subsidiaries                                        3,794               -          (3,794)               -
     Proceeds from the issuance of debt                           70,000               -               -           70,000
     Changes in revolving debt                                    66,275           7,124               -           73,399
     Change in book overdraft                                       (669)              -               -             (669)
     Sale of Redeemable Preferred Stock                           36,000               -               -           36,000
     Sale of Common Stock                                          3,800               -               -            3,800
     Other, net                                                     (830)            (76)            (32)            (938)
                                                               ---------       ---------       ---------        ---------
     Net cash from  financing activities                         147,768          57,043         (23,219)         181,592
                                                               ---------       ---------       ---------        ---------
Effect of foreign exchange rates changes                             (23)         (1,118)              -           (1,141)
                                                               ---------       ---------       ---------        ---------

Cash:
     Increase for the period                                       2,449           9,126               -           11,575
     Balance, beginning of period                                      -               -               -                -
                                                               ---------       ---------       ---------        ---------
     Balance, end of period                                    $   2,449       $   9,126       $       -        $  11,575
                                                               =========       =========       =========        =========

17.         GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

                             MSX INTERNATIONAL, INC.
                         (INCLUDING ITS PREDECESSOR TSG)

                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                                                                    GUARANTOR    NON-GUARANTOR     MSXI
                                                                   SUBSIDIARIES  SUBSIDIARIES    COMBINED
                                                                   ------------  -------------   --------
                                                                           (DOLLARS IN THOUSANDS)

Cash from (used for):
Operating activities:
     Net income (loss)                                               $ 1,060       $ 2,760       $ 3,820
     Adjustments to reconcile net income (loss) to net cash
       from (used for) operating activities:
       Depreciation and amortization                                   2,373         2,597         4,970
       Decrease in receivables, net                                      412           968         1,380
       (Increase) decrease in inventory                                  533            (3)          530
       (Increase) decrease in prepaid expenses and other assets          630          (420)          210
       Increase (decrease) in current liabilities                      2,800        (2,790)           10
       Other, net                                                     (1,537)       (1,593)       (3,130)
                                                                     -------       -------       -------
     Net cash from operating activities                                6,271         1,519         7,790
                                                                     -------       -------       -------

Investing activities:
     Capital expenditures, net                                        (2,178)       (2,592)       (4,770)
                                                                     -------       -------       -------
     Net cash used for investing activities                           (2,178)       (2,592)       (4,770)
                                                                     -------       -------       -------

Financing activities:
     Proceeds from the issuance debt                                       -           650           650
     Increase (decrease) in MascoTech Inc., net investment
       and advances                                                   (3,237)        7,347         4,110
     Other, net                                                         (670)           60          (610)
                                                                     -------       -------       -------
     Net cash from (used for) financing activities                    (3,907)        8,057         4,150
                                                                     -------       -------       -------
Effect of foreign exchange rates changes on cash                           -        (1,900)       (1,900)
                                                                     -------       -------       -------

Cash:
     Increase for the period                                             186         5,084         5,270
     Balance, beginning of period                                        154         1,646         1,800
                                                                     -------       -------       -------
     Balance, end of period                                          $   340       $ 6,730       $ 7,070
                                                                     =======       =======       =======

17.         GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)


                    GEOMETRIC RESULTS INCORPORATED - SERVICES
   (A FORMER BUSINESS UNIT OF GEOMETRIC RESULTS INCORPORATED AND SUBSIDIARIES)

            CONDENSED CONSOLIDATED CARVE-OUT STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                FOR THE EIGHT-MONTH PERIOD ENDED AUGUST 31, 1997



                                                                    FOR THE
                                                    FOR THE       EIGHT MONTH
                                                   YEAR ENDED     PERIOD ENDED
                                                  DECEMBER 31,     AUGUST 31,
                                                      1996           1997
                                                  ------------    ------------
                                                    (DOLLARS IN THOUSANDS)
Net sales                                         $ 690,468       $ 431,134
Cost of sales                                      (665,661)       (411,518)
                                                  ---------       ---------
     Gross profit                                    24,807          19,616
Selling, general and administrative expenses        (21,576)        (13,636)
Michigan Single Business Tax                           (251)           (239)
                                                  ---------       ---------
     Operating income                                 2,980           5,741
Other income, net                                     2,511           1,136
                                                  ---------       ---------
     Income  before income taxes                      5,491           6,877
Income tax provision                                  2,530           2,908
                                                  ---------       ---------
      Net income                                  $   2,961       $   3,969
                                                  =========       =========

17.          GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)


                    GEOMETRIC RESULTS INCORPORATED - SERVICES
   (A FORMER BUSINESS UNIT OF GEOMETRIC RESULTS INCORPORATED AND SUBSIDIARIES)

                   CONDENSED CONSOLIDATED CARVE-OUT CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                FOR THE EIGHT-MONTH PERIOD ENDED AUGUST 31, 1997


                                                                                      FOR THE
                                                                        FOR THE     EIGHT MONTH
                                                                       YEAR ENDED   PERIOD ENDED
                                                                      DECEMBER 31,    AUGUST 31,
                                                                         1996           1997
                                                                       -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
Cash from (used for):
Operating Activities:
   Net income                                                         $  2,961       $  3,969
   Adjustments to reconcile net income to net cash
       from (used for) operating activities:
       Depreciation                                                      5,111          3,960
       Loss on disposal of assets                                          481              8
       Provision for doubtful accounts                                     (62)            (2)
       Deferred income taxes                                              (101)           262
       (Increase)  decrease in receivables                             (15,602)        39,865
       (Increase) decrease in prepaid expenses and other assets         (2,588)        (1,071)
       Increase (decrease) in accounts payable                          (8,571)       (10,750)
       Increase (decrease) in accrued payroll and benefits               2,162         (1,962)
       Increase (decrease) in income taxes due to parent                 4,618          2,192
       Increase (decrease) in accrued expenses                            (656)          (248)
                                                                      --------       --------
          Net cash from (used for) operating activities                (12,247)        36,223
                                                                      --------       --------

Investing activities:
       Proceeds from sale of assets                                        333              -
       Capital expenditures                                             (3,676)        (4,047)
                                                                      --------       --------
          Net cash used for investing activities                        (3,343)        (4,047)
                                                                      --------       --------

Financing activities:
       Net borrowings on lines of credit from parent                    (3,231)         2,135
       Divisional equity transfer                                       10,215          1,007
       Increase in cash overdraft                                        9,273          4,221
                                                                      --------       --------
         Net cash from financing activities                             16,257          7,363
                                                                      --------       --------
Effect of exchange rate changes on cash                                    117           (441)
                                                                      --------       --------

Cash and cash investments:
       Increase for the period                                             784         39,098
       At January 1                                                     16,496         17,280
                                                                      --------       --------
       At end of period                                               $ 17,280       $ 56,378
                                                                      ========       ========

                                APX INTERNATIONAL

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
              FOR THE PERIOD DECEMBER 31, 1995 TO NOVEMBER 6, 1996



                                                      FOR THE PERIOD DECEMBER 31, 1995 TO
                                                                NOVEMBER 6, 1996
                                                  ----------------------------------------------
                                                   GUARANTOR          NON-GUARANTOR       APX
                                                  SUBSIDIARIES        SUBSIDIARIES      COMBINED
                                                  -------------       -------------     --------
                                                             (DOLLARS IN THOUSANDS)

Net sales                                           $ 126,853         $   8,197         $ 135,050
Cost of sales                                        (118,566)           (8,554)         (127,120)
                                                    ---------         ---------         ---------
       Gross profit (loss)                              8,287              (357)            7,930

Selling, general and administrative expenses           (7,357)             (528)           (7,885)
Michigan Single Business Tax                             (806)                -              (806)
                                                    ---------         ---------         ---------
       Operating profit (loss)                            124              (885)             (761)

Other expense, net                                     (2,126)               (3)           (2,129)
                                                    ---------         ---------         ---------
       Loss before income tax benefit                  (2,002)             (888)           (2,890)

Income tax benefit                                        195                 -               195
                                                    ---------         ---------         ---------
       Net loss                                     $  (1,807)        $    (888)        $  (2,695)
                                                    =========         =========         =========

                                APX INTERNATIONAL

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
              FOR THE PERIOD DECEMBER 31, 1995 TO NOVEMBER 6, 1996


                                                                                FOR THE PERIOD DECEMBER 31, 1995 TO
                                                                                          NOVEMBER 6, 1996
                                                                            ---------------------------------------------
                                                                             GUARANTOR     NON-GUARANTOR        APX
                                                                            SUBSIDIARIES   SUBSIDIARIES       COMBINED
                                                                            -------------  --------------   -------------
                                                                                       (DOLLARS IN THOUSANDS)
Cash from (used for):
Operating Activities:
   Net loss                                                                 $(1,807)        $  (888)        $(2,695)
   Adjustments to reconcile net income to net cash
       from (used for) operating activities:
       Depreciation and amortization                                          1,745              97           1,842
       Loss on disposal of fixed assets                                         633               -             633
   Changes in asssets and liabilities:
       Accounts receivable                                                    2,914          (1,153)          1,761
       Inventory                                                              1,503               -           1,503
       Prepaid expenses and other current assets                               (834)            170            (664)
       Accounts payable                                                         764               2             766
       Accrued expenses                                                       3,980             (25)          3,955
                                                                            -------         -------         -------
         Net cash provided (used) by operating activities                     8,898          (1,797)          7,101
                                                                            -------         -------         -------

Investing Activities:
       Purchases of equipment                                                  (444)           (162)           (606)
                                                                            -------         -------         -------
          Net cash used for investing activities                               (444)           (162)           (606)
                                                                            -------         -------         -------

Financing activities:
       Advances from affiliates                                              (9,969)          1,802          (8,167)
       Capital lease payments                                                  (394)              -            (394)
       Bank overdraft                                                         1,455               -           1,455
       Other                                                                   (164)            164               -
                                                                            -------         -------         -------
         Net cash from (used for) financing activities                       (9,072)          1,966          (7,106)
                                                                            -------         -------         -------
Net increase (decrease) in cash                                                (618)              7            (611)
Cash, beginning of period                                                       657              80             737
                                                                            -------         -------         -------
Cash, end of period                                                         $    39         $    87         $   126
                                                                            =======         =======         =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to directors and executive officers of the Company as of January 3, 1999.


                    NAME                  AGE              POSITION
                    ----                  ---              --------
  Erwin H. Billig......................    72    Chief Executive Officer,
                                                 Chairman of the Board of
                                                 Directors
  Frederick K. Minturn.................    42    Executive Vice President; Chief
                                                 Financial Officer
  Roger Fridholm.......................    58    President, Business, Technology
                                                 and Staffing Services Division
  John Risk............................    60    President, Product Development
                                                 Services Division
  Ralph L. Miller......................    56    Special Assistant to the
                                                 Chairman of the Board
  Richard M. Cashin, Jr................    45    Director
  David E. Cole........................    61    Director
  Michael A. Delaney...................    44    Director
  Lee Gardner..........................    51    Director
  Richard A. Manoogian.................    62    Director


     Erwin H. Billig has been Chief Executive Officer since April 28, 1998 and Chairman of the Board of Directors since January 3, 1997. He served as Vice Chairman of MascoTech from 1994 to 1997 and was President and Chief Operating Officer of MascoTech from 1986 to 1994. He is also the Chairman of the Board of Directors of Titan Wheel International, Inc., a director of OEA, Inc. and a director and Vice Chairman of Delco Remy International, Inc.

     Frederick K. Minturn has been Executive Vice President and Chief Financial Officer since January 3, 1997. Mr. Minturn was Group Controller of MascoTech's Automotive Operations from 1991 through December 1996 and was a Vice President of such group from 1994 through December 1996.

     Roger Fridholm has been President of the Business, Technology and Staffing Services Division since May 26, 1998. Mr. Fridholm has also served as President of St. Clair Group, Inc., a private investment company, since 1991 and as Chairman of Ad Hoc Legal Resources LLC since 1995, as President of IPG Services Corporation since 1996, and as President of Ad Hoc, Inc. since 1997, all of which are staffing service companies. Mr. Fridholm is a director of The Stroh Companies, Inc., MascoTech, Inc., MCN Energy Group and Comerica Bank.

     John Risk has been President of the Product Development Services Division since May 11, 1998. Mr. Risk retired from Ford Motor Company in 1997, where he served as director of a vehicle line from 1994 to 1997.

     Ralph L. Miller has been Special Assistant to the Chairman of the Board since April 28, 1998. From January 3, 1997 to April 28, 1998, Mr. Miller served as President and Chief Operating Officer. He was President and Chief Executive Officer of APX International, Inc. from January 1994 through December 1996. He is also a director of Separation Dynamics International Ltd. and iX Systems, Inc.

     Richard M. Cashin, Jr. has been a director since January 3, 1997. Mr. Cashin has been president of CVC since 1994. Mr. Cashin is also a director of Levitz Furniture Inc., Delco Remy International, Inc., LifeStyle Furnishings International Ltd., Fairchild Semiconductor Corporation, FFC Holding, Inc., Cable Systems International, Euramax International, Plc, Titan Wheel International, Inc., Hoover Group Inc., Thermal Engineering, Gerber Childrenswear Inc., JAC Holding Corporation, GVC Holdings, Ballantrae Corporation and Delta Commodities, Inc.

     David E. Cole has been a director since January 3, 1997. Mr. Cole has been the Director of the Office for the Study of Automotive Transportation (OSAT) at the University of Michigan's Transportation Research Institute since 1978. Mr. Cole is a director of Mechanical Dynamics Inc., JPE Inc., Thyssen U.S., Saturn Electronics and Engineering Inc., and Plastech Inc. Mr. Cole is also a director of the Automotive Hall of Fame and is on the Board of Trustees of Hope College.

     Michael A. Delaney has been a director since January 3, 1997. Mr. Delaney has been a Vice President of CVC since 1989. Mr. Delaney is also a director of Allied Digital Technologies, Inc., GVC Holdings, JAC Holding Corporation, CORT Business Services Corporation, Inc., Palomar Technologies Corporation, Great Lakes Dock & Dredge Corporation, SC Processing, Inc., Triumph Group, Inc., CLARK Material Handling Inc., International Knife and Saw, Inc., Aetna Industries, Inc., AmeriSource Health Corporation and Delco Remy International, Inc.

     Lee M. Gardner has been a director since January 3, 1997. Mr. Gardner has served as President and Chief Operating Officer of MascoTech since 1992.

     Richard A. Manoogian has been a director since January 3, 1997. Mr. Manoogian served as Chairman, Chief Executive Officer and a director of MascoTech from 1984 to 1998 and continues to serve as Chairman and as a director. Mr. Manoogian is also Chairman of the Board and CEO of Masco Corporation and a director of Bank One Corporation, Detroit Renaissance and The American Business Conference.

     Each director of the Company holds office until a successor is elected and qualified or until such director's earlier resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION

                 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to the Company for the last two fiscal years (except for bonus amounts, which are compensation for services rendered in the immediately preceding year) of those persons who served as (i) the Company's Chief Executive Officer during fiscal 1998 and (ii) the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of fiscal 1998 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                           ANNUAL COMPENSATION
                                                             ------------------------------------------------
                                            FISCAL YEAR                                       OTHER ANNUAL
       NAME AND PRINCIPAL POSITION             ENDED         SALARY ($)       BONUS ($)       COMPENSATION
       ---------------------------                                                               ($)
                                            -------------    ------------    -------------   ----------------

Erwin H. Billig..............................     1/3/99         240,000                                 ---
    Chief Executive Officer, Chairman           12/28/97         240,000              ---                ---
    of the Board of Directors
Ralph L. Miller..............................     1/3/99         335,400           61,925             16,770(1)
    Special Assistant to the Chairman           12/28/97         325,000              ---             13,575(1)
    of the Board
Frederick K. Minturn.........................     1/3/99         212,500           20,000            105,128(2)
   Executive Vice President; Chief              12/28/97         200,000           65,000            100,594(2)
   Financial Officer
Roger Fridholm...............................     1/3/99         152,700              ---                ---
  President, Business, Technology, and          12/28/97             ---              ---                ---
  Staffing Services Division
John Risk....................................     1/3/99         174,667              ---                ---
  President, Product Development                12/28/97             ---              ---                ---
  Services

-------------------------
(1) Company match of amounts of employee salary deferrals pursuant to the Company's Deferred Compensation Plan.

(2) Company match of amounts of employee salary deferrals pursuant to the Company's Deferred Compensation Plan totaling $10,625 in fiscal 1998 and $8,333 in fiscal 1997, combined with the value on the date of vesting of 4,697 shares of common stock of MascoTech granted pursuant to MascoTech's 1991 Stock Incentive Plan, being compensation for services prior to 1997.


     Pursuant to the Company's Deferred Compensation Plan, certain of the Company's management employees have the option of deferring salary and bonus amounts up to a maximum amount of 10% of salary. In addition, deferred discretionary bonuses may be awarded by the Company to participants in the Deferred Compensation Plan. Such deferred amounts and Company matches are credited to an account on the books of the Company, which is credited annually with earnings. In 1997 and 1998, the Company matched five percent of the amount deferred by participants in the Deferred Compensation Plan.

DIRECTOR COMPENSATION

     Outside directors are entitled to receive $10,000 in annual compensation and $500 per meeting attended. As of the date of this Report, Mr. Cole is the only outside director.


EMPLOYMENT AGREEMENTS

     Ralph L. Miller and Frederick K. Minturn. Effective as of January 3, 1997, the Company entered into employment agreements with Mr. Miller to serve as President and Chief Operating Officer (Mr. Miller's position prior to April 28,
1998) and Mr. Minturn to serve as Executive Vice President and Chief Financial Officer, each for an initial term of two years. Effective May 1, 1998, Mr. Miller's Employment Agreement was amended to reflect the change in duties for Mr. Miller's position and to adjust his compensation (the "Amendment"). The following terms of Mr. Miller's agreement are still effective although his position has changed. The agreements will automatically renew for successive one-year terms unless otherwise terminated in writing by either the Company or Messrs. Miller or Minturn, as the case may be. Annual base salary for Mr. Miller, pursuant to the Amendment, is $335,400 and for Mr. Minturn is $200,000, subject, in each case, to increases upon approval by the Board of Directors. The agreements also provide that the Company will pay Mr. Miller and Mr. Minturn an annual performance bonus pursuant to the Performance Incentive Plan described below. Mr. Miller and Mr. Minturn will also be entitled to all other employee benefits maintained for officers and employees of the Company. The Company may terminate employment upon death or disability. Either the Company or Mr. Miller or Mr. Minturn, as applicable, may terminate the agreement, with or without cause (as defined therein). If the agreement is terminated without cause by the Company or with good reason (as defined therein) by Mr. Miller or Mr. Minturn, as applicable, the Company will pay to Mr. Miller or Mr. Minturn, as applicable, the full base salary for the remainder of the term then in effect. The agreements also provide that, during the term of their employment, and thereafter for the greater of twelve months or the remainder of the then current term, Mr. Miller and Mr. Minturn will not, directly or indirectly, engage in certain activities competitive with the business of the Company. Pursuant to the Amendment, the Company may elect to extend Mr. Miller's non-compete provision for an additional six-month period in exchange for a payment equaling $10,000 per month.

     Roger Fridholm. Mr. Fridholm's services are provided to the Company pursuant to a Agreement with St. Clair Group, Inc. ("St. Clair Group"). Annual compensation paid to St. Clair Group for Mr. Fridholm's services is $250,000, subject to increase upon approval of the Board of Directors. The agreement also provides that the Company will pay to St. Clair Group a discretionary annual performance bonus for Mr. Fridholm's services. The bonus is guaranteed for 1998 at an amount equal to 50% of the fees paid to St. Clair Group, prorated based on length of service. In addition, the agreement provides that St. Clair Group and the Company may agree to extend Mr. Fridholm's term of service for an additional three years. If such an extension is agreed upon, the Company has agreed to purchase from Mr. Fridholm, for an amount less than $4.0 million, an employee leasing business owned by Mr. Fridholm's spouse.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the compensation committee are Messrs. Billig, Delaney and Gardner. Messrs. Billig and Delaney also serve on the compensation committee of Delco Remy International, Inc.

     The compensation committee recommended adoption of the Company's Performance Incentive Plan to reflect the Company's compensation policy.


PERFORMANCE INCENTIVE PLAN

     The Company introduced the Performance Incentive Plan ("PIP") in April 1998. All of the Company's salaried employees, including executive officers, are eligible to receive payments under PIP. PIP offers target awards based on a percentage of an employee's annual base salary. Actual awards are based on individual as well as corporate and business unit performance. Under PIP, each of Mr. Miller, Mr. Minturn, and Mr. Risk may receive a discretionary annual performance bonus, capped at 87.5% of his annual base salary, if the Company meets or exceeds its target performance.

     Mr. Billig is eligible to receive discretionary annual bonuses as determined by the Board of Directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides certain information regarding the beneficial ownership, as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the "Exchange Act"), of the Company's common stock as of March 25, 1999 by (i) each stockholder known to the Company to be the beneficial owner of 5% or more of any class of the Company's voting securities, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. So far as is known to the Company, the persons named in the tables below as beneficially owning the shares set forth therein have sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

                                                              AMOUNT
                                                        BENEFICIALLY OWNED               PERCENT OF CLASS
                                                       -----------------------        -----------------------
                                                       CLASS          SERIES A         CLASS        SERIES A
                                                         A            PREFERRED          A          PREFERRED
        NAME OF BENEFICIAL OWNER                      COMMON            STOCK         COMMON          STOCK
----------------------------------------              ------            -----         ------          -----
MascoTech, Inc.....................                   43,752*          180,000         43.8%          50.0%
21001 Van Born Road
Taylor, Michigan 48180

Citicorp Venture Capital, Ltd...........              32,041*          131,826         32.0%          36.6%
399 Park Avenue, 14th Floor
New York, New York 10043

CCT Partners IV, L.P.............                      5,468*           22,495          5.5%           6.2%
399 Park Avenue, 14th Floor
New York, New York 10043

Richard M. Cashin, Jr..................                1,084*            4,466          1.0%           1.2%
399 Park Avenue, 14th Fl.
New York, New York  10043

Michael A. Delaney................                       332*            1,367          0.3%           0.4%
399 Park Avenue, 14th Fl.
New York, New York  10043

Erwin H. Billig(1)......................               3,000*               --          3.0%            --
275 Rex Blvd.
Auburn Hills, MI  48326

Frederick K. Minturn....................               1,500*               --          1.5%            --
275 Rex Blvd.
Auburn Hills, MI  48326

Roger Fridholm.....................                    1,999*               --          2.0%            --
275 Rex Blvd.
Auburn Hills, MI  48326

John Risk.............................                 1,000*               --          1.0%            --
275 Rex Blvd.
Auburn Hills, MI  48326

Ralph L. Miller(2)......................               4,867*            7,697          4.9%           2.1%
275 Rex Blvd.
Auburn Hills, MI  48326

All directors and executive officers as a
group....................................             13,782            13,530         13.5%           3.8%

  * Consists of an equal number of shares of each of Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock and Series A-4 Common Stock (collectively, the "Class A Common Stock")

(1) In name of Billig Family Limited Partnership.

(2) As trustee of Kyung Ae Bae and Ralph L. Miller, Trustees

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

     On January 3, 1997, in connection with the ownership of certain capital shares of the Company, the Company entered into a stockholders' agreement (the "Stockholders' Agreement") with MascoTech, CVC and certain executive officers and directors of the Company (the "Management Stockholders" and, together with MascoTech and CVC, the "Stockholders"). The Stockholders' Agreement imposes certain restrictions on, and rights with respect to, the transfer of shares of the Company's Common Stock (as defined) and Series A Preferred Stock held by MascoTech, CVC and the Management Stockholders. The Stockholders Agreement also entitles the Stockholders to certain rights regarding corporate governance of the Company and to CVC and MascoTech the right to purchase their pro rata share in connection with the issuance of any new shares of Common Stock by the Company.

     The Stockholders' Agreement sets forth conditions under which the parties may transfer their shares. The Stockholders' Agreement provides for a right of first refusal in favor of the Company in the event that any Stockholder (the "Selling Stockholder") desires to transfer its shares of Common Stock pursuant to a bona fide third party offer or an involuntary transfer (as defined in the Stockholders Agreement). To the extent that the Company elects to purchase fewer than all of the shares proposed to be sold by such Selling Stockholder, the Stockholders' Agreement provides for rights of first refusal on a pro rata basis in favor of the other Stockholders. Pursuant to an Amendment to the Stockholders Agreement dated as of August 10, 1998, as a result of the sale by CVC of shares to Mr. Miller, CVC has the right of first refusal with respect to shares owned by Mr. Miller, up to an amount necessary to bring CVC back to its original ownership level. In the case of a bona fide third party offer, without the consent of the Selling Stockholders, neither the Company nor the other Stockholders may purchase any of the shares pursuant to the right of first refusal unless all such shares are purchased. If such Selling Stockholder is MascoTech or CVC, and such Selling Stockholder proposes to sell shares representing more than 5% of the outstanding shares of Common Stock on a fully-diluted basis or if any Selling Stockholder proposes to transfer shares of Series A Preferred Stock, then such Selling Stockholder must also cause the buyer to give the other Stockholders an option to sell a pro rata number of their respective shares of the same class and on the same terms and conditions as the Selling Stockholder.

     In the event that a Management Stockholder's shares of capital stock are subject to an involuntary transfer (such as a seizure pursuant to a judgment lien or in connection with any voluntary or involuntary bankruptcy proceeding), the Stockholders' Agreement grants similar rights to purchase such shares first to the Company and then to MascoTech and CVC, pro rata.

     Subject to certain restrictions, following the fifth anniversary of the date of the Stockholders' Agreement and for as long as CVC or MascoTech, as the case may be, or any of their permitted successors and assigns, shall hold more than 60% of the Common Stock of the Company originally issued to them, the Stockholders' Agreement grants each of MascoTech and CVC certain "drag-along rights." The drag-along rights require the other Stockholders to sell all of their capital stock upon the same terms and conditions as MascoTech and CVC in connection with the sale of all of the shares of MascoTech or CVC, as the case may be, to a third party. In addition, if MascoTech or CVC propose the transfer or sale of all or substantially all of the assets or business of the Company to any third party, MascoTech or CVC, as the case may be, may require the other Selling Stockholders to take all action necessary to cause the Company to approve such transaction.

     The Stockholders' Agreement provides that the Board of Directors (the "Board") of the Company shall consist of seven members consisting of two nominees of CVC, two nominees of MascoTech, one nominee of the Management Stockholders and two disinterested directors. Voting on the Board is weighted so as to provide each MascoTech designate with 17.5%, each CVC designate with 17.5%, the Management designate with 10%, and each disinterested director with 10%, respectively, of the voting power on the Board.

REGISTRATION RIGHTS AGREEMENT

     On January 3, 1997, the Company entered into a registration rights agreement (the "MSXI Registration Rights Agreement") with the CVC, MascoTech and the Management Stockholders. The MSXI Registration Rights Agreement provides that CVC and MascoTech shall be entitled, at any time, to request that the Company effect an underwritten primary or secondary public offering, which raises aggregate net proceeds to the Company of at least $50,000,000 or, after June 3, 1998, to request that the Company effect an underwritten primary or secondary public offering of at least 25% of the Company's Common Stock on a fully diluted basis; and in connection with any such public offering the Company is required to use reasonable efforts to include in such offering all other shares, subject to certain exceptions, that the stockholders request for inclusion therein. In addition, at any time following an initial public offering of the Company's shares, the MSXI Registration Rights Agreement provides that, subject to certain limitations, each of CVC and MascoTech shall be entitled to request three long-form registrations using SEC Form S-1 or S-2 and request unlimited short-form registrations using Form S-3 (any registration effected in accordance with this or the preceding sentence, a "Demand Registration"). If (i) the Company's Board determines that a Demand Registration must be postponed to avoid the disclosure of material non-public information or (ii) as a result of a pending material financing or acquisition, then the Company may require CVC or MascoTech, as the case may be, to withdraw its Demand Registration and not submit another Demand Registration for up to sixty days. Whenever the Company decides to register any of its shares (other than on Forms S-4 and S-8), the CVC, MascoTech and Management Stockholders have the right to register (or "piggyback") their shares on the same terms as the Company. The Company is obligated to pay all reasonable fees, costs and expenses in connection with any initial, demand or piggyback registration.

     Notwithstanding such demand registration rights, the Company shall not be obligated to effect a Demand Registration statement if, within 90 days of such request, a registration statement in which CVC or MascoTech was entitled to participate, pursuant to their demand or piggyback registration rights, was filed. In addition, the Company and each Stockholder shall be precluded from effecting any public sale or distribution of the shares for a certain period prior to and following the effective date of any initial public offering or any demand or piggyback registration. In each demand registration, holders of registrable securities other than the holders initiating such registration may include their securities in such registration, subject to certain restrictions. The MSXI Registration Rights Agreement contains indemnity and contribution provisions between the Company and any selling stockholders for losses arising out of any registration effected pursuant to the MSXI Registration Rights Agreement.

OTHER

     The services of Mr. Fridholm are provided to the Company through his employer, St. Clair Group, a company owned by Mr. Fridholm's spouse. See "Executive Compensation."

     On August 10, 1998, CVC sold to Mr. Miller 1,900 shares of the Company's Class A Common Stock and 7,815 shares of the Company's Series A Preferred Stock for a cumulative purchase price of $1 million.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) LISTING OF DOCUMENTS

          (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required for the year ended December 31, 1996 and for the fiscal years ended December 28, 1997 and January 3, 1999, consist of the following:

                    Consolidated Balance Sheet
                    Combined and Consolidated Statements of Operations Combined and Consolidated Statements of Cash Flows Combined and Consolidated Statements of Shareholders' Equity (Deficit)
                    Notes to Combined and Consolidated Financial Statements

          (2) Financial Statement Schedules.

               (i) Financial Statement Schedule of the Company appended hereto, as required for the year ended December 31, 1996 and fiscal years ended December 28, 1997 and January 3, 1999, consist of the following:

                         II. Valuation and Qualifying Accounts

          (3) Exhibits.

               3.1  Restated Certificate of Incorporation of the Company.(1)
               3.2  Amended and Restated By-laws of the Company.(1)
               4.1 Indenture dated as of January 15, 1998 by and between the Company, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11-3/8% Senior Subordinated Notes due 2008.(1)
               4.2  Form of Exchange Notes. (1)
               4.3 Registration Agreement dated as of January 16, 1998 by and among the Company, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc. (1)
               10.1 Stockholders' Agreement dated as of January 3, 1997 among the Company, MascoTech, Inc. ("MascoTech"), Citicorp Venture Capital, Ltd. ("CVC") and certain executive officers and directors of the Company (1) and Amendment to Stockholders' Agreement dated August 10, 1998.

               10.2  Registration Rights Agreement dated as of January 3, 1997 among the Company, CVC, MascoTech and certain executive
                     officers and directors of the Company.(1)
               10.3  Amended and Restated Credit Agreement dated as of April 14,
                     1998 among the Company, the Subsidiary Guarantors and NBD
                     Bank as agent to the lenders party thereto. (1)
               10.4  Master Vendor Agreement dated as of August 31, 1997 between the Company and Ford Motor Company ("Ford").(1)
               10.5  Master Supply Agreement dated as of August 31, 1997 between the Company and Ford.(1)
               10.6  MascoTech Subscription Agreement dated as of January 3,
                     1997 between the Company and MascoTech.(1)
               10.7  CVC Subscription Agreement dated as of January 3, 1997 between the Company and CVC.(1)
               10.8  Management Subscription Agreement dated as of January 3,
                     1997 between the Company and certain executive officers of the Company.(1)
               10.9  Stock Purchase Agreement dated as of July 25, 1997 between
                     MSX International (Holdings), Inc. and Ford.(1)
               10.10 Acquisition Agreement dated as of November 12, 1996 among the Company, MascoTech and ASG Holdings Inc. (1)
               10.11 Employment Agreement dated as of January 3, 1997 between the Company and Ralph L. Miller(1) and the Amendment
                     thereto dated May 1, 1998.
               10.12 Employment Agreement dated as of January 3, 1997 between the Company and Frederick K. Minturn.(1)
               10.13 Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and
                     Lexstra International, Inc. and Lexus Temporaries, Inc.(2)
               10.14 Deferred Compensation Plan.(1)
               10.15 Services Agreement dated as of May 21, 1998 between MSX
                     International Inc., and St. Clair Group, Inc.
               12    Statement re: Computation of Ratio of Earnings to Fixed
                     Charges.
               21.1  Subsidiaries of the Company.
               27    Financial Data Schedule.
               -------------------------
               (1)   Incorporated by reference to the Exhibits filed with MSX
                     International's Registration Statement on Form S-4 filed
                     July 21, 1998 (Amendment No. 3).

               (2) Incorporated by reference to the Exhibits filed with MSX International's Current Report on Form 8-K filed
                     October 28, 1998.

(b)  REPORTS ON FORM 8-K.

     (1) A Current Report on Form 8-K was filed by MSX International, Inc. during the quarter ended January 3, 1999 reporting under Item 5 "Other Events," the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. Included under Item 7 of such report was the following exhibit:

               (i) MSX International Press Release of October 27, 1998 announcing the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc.

     (2) A Current Report on Form 8-K was filed by MSX International, Inc. during the quarter ending March 28, 1999 reporting under Item 2, "Acquisition or Disposition of Assets," the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. Included under Item 7 of such report were the following exhibits:

               (i) The audited financial statements of Lexstra International, Inc. and Lexus Temporaries, Inc. as of and for the ten-month period ended October 31, 1998.

               (ii) The audited financial statements of Lexstra International, Inc. and Lexus Temporaries, Inc. as of December 31, 1996 and 1997 and for each of the two years in the period ended December 31, 1997.

               (iii) MSX International, Inc. Pro Forma Consolidated Statement of Operations for the fiscal nine-month period ended September 27, 1998 (unaudited).

               (iv) MSX International, Inc. Pro Forma Consolidated Statement of Operations for the fiscal year ended December 28, 1997 (unaudited).

               (v) MSX International, Inc. Pro Forma Consolidated Balance Sheet as of September 27, 1998 (unaudited).

     (3) A Current Report on Form 8-K was filed by MSX International, Inc. during the quarter ending March 28, 1999 reporting under Item 5 "Other Events," the acquisition of Megatech Engineering, Inc. Included under
          Item 7 of such report was the following exhibit:

               (ii) MSX International Press Release of December 23, 1998 announcing the acquisition of Megatech Engineering, Inc.

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

          None.

(d) FINANCIAL STATEMENTS EXCLUDED FROM ANNUAL REPORT

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MSX INTERNATIONAL, INC.

                                   By:     /s/  FREDERICK K. MINTURN
                                      ------------------------------------------
                                                FREDERICK K. MINTURN
                                           Executive Vice President and
                                           Chief Financial Officer

April 1, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


PRINCIPAL EXECUTIVE OFFICER:                                     |
                                                                 |
/s/ ERWIN H. BILLIG              Chairman of the Board           |
-------------------------------   and Chief Executive Officer,   |
ERWIN H. BILLIG                   Director                       |
                                                                 |
                                                                 |
CHIEF FINANCIAL OFFICER:                                         |
                                                                 |
/s/ FREDERICK K. MINTURN         Executive Vice President        |
-------------------------------   and Chief Financial Officer    |
FREDERICK K. MINTURN                                             |
                                                                 |
                                                                 |
/s/ RICHARD M. CASHIN, JR.       Director                        |
-------------------------------                                  |
RICHARD M. CASHIN, JR                                            |
                                                                 |
                                                                 |
/s/ DAVID COLE                   Director                        | April 1, 1999
-------------------------------                                  |
DAVID COLE                                                       |
                                                                 |
                                                                 |
/s/ MICHAEL A. DELANEY           Director                        |
-------------------------------                                  |
MICHAEL A. DELANEY                                               |
                                                                 |
                                                                 |
/s/ LEE GARDNER                  Director                        |
-------------------------------                                  |
LEE GARDNER                                                      |
                                                                 |
                                                                 |
/s/ RICHARD A. MANOOGIAN         Director                        |
-------------------------------                                  |
RICHARD A. MANOOGIAN                                             |

                             MSX INTERNATIONAL, INC.
                          FINANCIAL STATEMENT SCHEDULES
                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K
             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999


Schedules, as required for the fiscal years ended January 3, 1999 and December 28, 1997 and December 31, 1996:

                                                                            PAGE
                                                                            ----
II.  Valuation and Qualifying Accounts                                      F-2


                                                            MSX INTERNATIONAL, INC.
                                                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                      For the Years Ended January 3, 1999 and December 28, 1997 and the Year Ended December 31, 1996


                       Column A             Column B                   Column C                     Column D           Column E
                    --------------       --------------     ---------------------------------    --------------     --------------
                                                                       Additions
                                                            ---------------------------------
                                                               Charged           Charged
                                           Balance at        (Credited)         (Credited)                           Balance at
                                          Beginning of        to costs           to Other                              End of
                     Description             Period         and Expenses         Accounts          Deductions          Period
                    --------------       --------------     ------------      ---------------    --------------     --------------
                                                                                   (A)                (B)
Allowance for doubtful accounts
  deducted from accounts receivable
  in the balance:

1998                                       $ 1,218,075        $ 662,289         $ 2,016,206        $ 421,004         $ 3,475,556
                                         ===============    ==============    ===============    ==============    ===============


1997                                        $       -         $ 445,124         $ 1,441,729        $ 668,778         $ 1,218,075
                                         ===============    ==============    ===============    ==============    ===============

1996 (C)                                    $ 300,000         $ 394,000         $         -        $ 354,000         $  342,000
                                         ===============    ==============    ===============    ==============    ===============





(A) Allowance of companies acquired including TSG in fiscal 1997, the Company's predecessor for accounting purposes.
(B) Doubtful accounts charged off, net of recoveries.
(C) Results shown are for TSG.