Form 10-Q
period 1999-04-04
MSX INTERNATIONAL INC
filed 1999-05-19
CIK 1059274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 1999

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

                             Yes   X   No
                                ------   ------

MSX INTERNATIONAL, INC.

INDEX                                                                                                              PAGES

PART  I - FINANCIAL  INFORMATION


       ITEM 1 - Financial Statements - (Unaudited)


           Condensed Consolidated Balance Sheets as of April 4, 1999 and
                  January 3, 1999.....................................................................................1

           Condensed Consolidated Statements of Operations for the Fiscal Quarters
                  Ended April 4, 1999 and March 29, 1998..............................................................2

           Condensed Consolidated Statements of Cash Flows for the Fiscal Quarters
                  Ended April 4, 1999 and March 29, 1998..............................................................3

           Condensed Consolidated Statement of Shareholders' Equity (Deficit)
                  For the Fiscal Quarter Ended April 4, 1999..........................................................4

           Notes to Condensed Consolidated Financial Statements....................................................5-14




       ITEM 2 - Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.....................................................................15-19



PART II - OTHER INFORMATION AND SIGNATURE......................................................................   20-22



EXHIBITS........................................................................................................  23-25

MSX INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of April 4, 1999 and January 3, 1999

                                                                       APRIL 4,          JANUARY 3,
                                                                         1999              1999
                                                                      -----------        ----------
                                                                      (unaudited)

                                                                         (dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                           $   3,642         $   4,248
   Receivables, net                                                      230,905           208,451
   Inventory                                                               1,435             2,362
   Prepaid expenses and other assets                                       7,951             5,559
   Deferred income taxes                                                     900               961
                                                                       ---------         ---------
       Total current assets                                              244,833           221,581

Property and equipment, net of accumulated depreciation
   of $54,513 and $51,863, respectively                                   35,500            35,265
Buildings held for sale                                                   15,000            15,000
Goodwill, net of accumulated amortization
 of $2,952 and $2,337, respectively                                       58,369            58,993
Other assets                                                              15,645            13,349
Deferred income taxes                                                     12,318            12,536
                                                                       ---------         ---------
       Total assets                                                    $ 381,665         $ 356,724
                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Notes payable and current portion of long-term debt                   $   4,572         $   4,581
 Accounts payable                                                         98,967            89,886
 Accrued payroll and benefits                                             25,318            23,286
 Other accrued liabilities                                                21,733            26,825
 Contractual acquisition obligation                                       15,000            15,000
 Deferred income taxes                                                     1,736             2,192
                                                                       ---------         ---------
       Total current liabilities                                         167,326           161,770

Long-term debt                                                           198,754           180,356
Long-term deferred compensation liability and other                        4,394             4,703
                                                                       ---------         ---------
       Total liabilities                                                 370,474           346,829
                                                                       ---------         ---------
Redeemable Series A Preferred Stock, authorized 500,000 shares;
    issued and outstanding, 360,000 shares                                36,000            36,000
                                                                       ---------         ---------
Shareholders' equity (deficit):
   Common stock, $.01 par, authorized 2,000,000 shares; issued
       and outstanding 100,003 shares and 97,004 shares, respectively          l                 1
   Additional paid-in capital                                            (24,644)          (24,764)

   Accumulated other comprehensive income (loss)                          (2,414)           (1,140)

   Retained earnings (accumulated deficit)                                 2,248              (202)
                                                                       ---------         ---------
       Total shareholders' equity (deficit)                              (24,809)          (26,105)
                                                                       ---------         ---------
       Total liabilities and shareholders' equity (deficit)            $ 381,665         $ 356,724
                                                                       =========         =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the fiscal quarters ended April 4, 1999 and March 29, 1998


                                                         1999                1998
                                                       ---------           ---------
                                                           (dollars in thousands)
                                                               (unaudited)
Net sales                                             $ 339,488           $ 255,056
Cost of sales                                          (315,184)           (236,719)
                                                      ---------           ---------
     Gross profit                                        24,304              18,337

Selling, general and administrative expenses            (14,151)            (12,504)
Michigan Single Business Tax                             (1,315)               (772)
                                                      ---------            --------
     Operating income                                     8,838               5,061
                                                      ---------           ---------
Interest expense, net                                    (4,659)             (3,755)
Interest expense, related parties                            --                (558)
                                                      ---------           ---------
                                                          4,659              (4,313)
                                                      ---------           ---------
     Income before income taxes                           4,179                 748

Income tax provision                                      1,729                 370
                                                      ---------           ---------
     Net income                                       $   2,450           $     378
                                                      =========           =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX  INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the fiscal quarters ended April 4, 1999 and March 29, 1998

                                                                  1999             1998
                                                               ----------       ----------
                                                                 (dollars in thousands)
                                                                       (unaudited)
Cash from (used for) operating activities:
   Net income                                                   $  2,450         $    378
   Adjustments to reconcile net income to net cash from
   (used for) operating activities:
     Depreciation                                                  2,731            3,487
     Amortization                                                    775              352
     Deferred  taxes                                                (177)              --
     (Increase) decrease in receivables, net                     (22,454)           1,002
     (Increase) decrease in inventory                                927               64
     (Increase) decrease in prepaid expenses and other assets     (2,392)             966
     Increase (decrease) in current liabilities                    7,485           (6,292)
     Other, net                                                     (229)            (165)
                                                                --------         --------
        Net cash (used for) operating activities                 (10,884)            (208)
                                                                --------         --------
Cash from (used for) investing activities:
 Capital expenditures                                             (3,010)          (1,763)
 Acquisition of businesses, net of cash received                  (2,429)              --
 Proceeds from sale of property and equipment                         38               --
                                                                --------         --------
        Net cash (used for) investing activities                  (5,401)          (1,763)
                                                                --------         --------
Cash from (used for) financing activities:
     Proceeds from long-term debt issues                              --           96,778
     Payment of long-term debt                                        --          (70,000)
     Changes in revolving debt                                    18,503          (22,083)
     Changes in book overdraft                                    (1,463)           1,839
     Sale of Common Stock                                            120               --
     Other, net                                                     (207)            (324)
                                                                --------         --------
        Net cash from financing activities                        16,953            6,210
                                                                --------         --------
Effect of foreign exchange rate changes on cash                   (1,274)            (776)
                                                                --------         --------
Cash:
    Increase (decrease) for the period                              (606)           3,463
    Balance, beginning of period                                   4,248           11,575
                                                                --------         --------
    Balance, end of period                                      $  3,642         $ 15,038
                                                                ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX  INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) for the fiscal quarter ended April 4, 1999

                                                                                   RETAINED
                                                                     OTHER         EARNINGS            TOTAL
                                         COMMON     ADDITIONAL    COMPREHENSIVE  (ACCUMULATED       SHAREHOLDERS'
                                         STOCK   PAID-IN CAPITAL  INCOME(LOSS)     DEFICIT)       EQUITY (DEFICIT)
                                         -----   --------------- -------------    -----------     ----------------
                                                              (dollars in thousands)
                                                                    (unaudited)
Balance at January 3, 1999             $     1     $ (24,764)       $ (1,140)      $  (202)         $ (26,105)

Comprehensive income (loss)

   Net income                                                                        2,450              2,450

   Cumulative translation adjustment                                  (1,274)                          (1,274)
                                                                                                    ---------
Total comprehensive income (loss)                                                                       1,176

Sale of Common Stock                                     120                                              120
                                       -------     ---------        --------       -------          ---------
Balance at April 4, 1999               $     1     $ (24,644)       $ (2,414)      $ 2,248          $ (24,809)
                                       =======     =========        ========       =======          =========


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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are normal and recurring in nature necessary to present fairly its financial position at April 4, 1999, its shareholders' equity (deficit) as of April 4, 1999, its results of operations for the fiscal quarters ended April 4, 1999 and March 29, 1998 and its cash flows for the fiscal quarters ended April 4, 1999 and March 29, 1998. The operating results for the fiscal quarters ended April 4, 1999 and March 29, 1998 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

2.       REDEEMABLE SERIES A PREFERRED STOCK:

         Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of April 4, 1999, the Company had not declared any dividends. Accordingly, no dividends have been paid or accrued. Dividends accumulated but not declared aggregated approximately $10.8 million as of April 4, 1999.

3.       DEBT:

         Debt is comprised of the following:


                                                             Interest Rate at                  Outstanding at
                                                   -----------------------------------------------------------------
                                                        April 4,           January 3,      April 4,      January 3,

                                                          1999                1999          1999           1999
                                                      --------------     --------------  -----------    -----------
Senior Subordinated Notes                                   11.375%            11.375%    $ 100,000      $ 100,000
Credit Facilities, as amended and restated:
   Revolving line of credit notes                      6.34 - 7.75%       7.03 - 7.75%       46,393         26,238
   Swingline notes                                     6.44 - 7.06%       6.75 - 7.81%       22,361         24,118
   Term notes                                                 6.69%              7.29%       30,000         30,000
Ford Motor Company Limited, line of credit                    7.34%              8.69%        4,572          4,581
                                                                                          ---------      ---------
                                                                                            203,326        184,937

Less current portion                                                                          4,572          4,581
                                                                                          ---------      ---------
Total long-term debt                                                                      $ 198,754      $ 180,356
                                                                                          =========      =========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise stated)

3.       DEBT: - (CONTINUED)

Senior Subordinated Notes

         On January 22, 1998, the Company issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series A Notes"). On August 20, 1998, the Company consummated an offer to exchange 11-3/8% Senior Subordinated Notes which had been registered under the Securities Act of 1933 for any and all outstanding Series A Notes. The Company's Registration Statement on Form S-4 with the Securities and Exchange Commission became effective on July 22, 1998. Interest on the Series A Notes is payable semi-annually at 11-3/8% per annum. The Series A Notes may be redeemed subsequent to January 15, 2003 at premiums, which begin at 105.6875% and decline each year to face for redemptions taking place after January 15, 2006. In addition, at any time prior to January 15, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Series A Notes with the proceeds of one or more public equity offerings at a redemption price of 111.375% plus accrued and unpaid interest, if any. Also, upon the occurrence of a Change of Control, as defined in the Indenture dated January 15, 1998 (the "Indenture"), the Series A Notes may be redeemed at the option of the Note holders at a premium of one percent, plus accrued and unpaid interest, if any. The Series A Notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

         In connection with the Series A Notes offering, each of the Company's domestic restricted subsidiaries, as defined in the Indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guarantee the Company's performance under the Notes as primary obligors.

Credit Facilities

         Concurrently with the private placement, the Company entered into a credit facility with Bank One Corporation (the "Credit Facility"), with a borrowing base of up to $100 million, as defined, to replace the prior Credit Facility (the "Old Credit Facility"). On April 14, 1998, the Company syndicated the Credit Facility to add additional commercial lenders and amended and restated the Credit Facility to add a $30 million term loan portion. On the same date, the Company borrowed the full amount available under the term loan and used the funds to reduce outstanding balances under the revolving loan portion of the Credit Facility as amended and restated. Term loan borrowings are subject to satisfaction of the same borrowing base requirements and financial reporting and operating covenants as are other borrowings under the Credit Facility. The Credit Facility provides for borrowings as revolving credit loans, letters of credit, swingline loans and term loans. This Facility expires January 22, 2003. Revolving credit loans, swingline loans and letters of credit (collectively "Revolving Debt") are payable on demand. The term loan was issued with a five-year maturity. Interest on the loans under the Credit Facility is payable quarterly or, if earlier, at the end of each interest period and accrues at an annual rate equal to a floating rate, as defined, for swingline loans which accrue at an annual rate equal to a fixed or floating rate as negotiated at the time of each borrowing.

         Each significant domestic subsidiary of the Company guarantees all obligations of the Company under the Credit Facility. In addition, the Company has pledged the stock of such domestic subsidiaries and 65% of the stock of the significant foreign subsidiaries. Additionally, a first lien exists on substantially all assets of such domestic subsidiaries. The obligations of the Company under the Credit Facility rank senior to all other indebtedness of the Company.

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)


3.       DEBT: - (CONTINUED)

         The Credit Facility contains certain reporting covenants, customary affirmative covenants and various negative covenants including, but not limited to, certain limitations on mergers, sales of assets, acquisitions, liens, investments, indebtedness, contingent obligations, dividends, subsidiaries' ability to agree to dividend restrictions, affiliate transactions and changes of business. The Credit Facility also contains certain covenants with respect to employee benefit arrangements and environmental matters and certain financial covenants including, but not limited to, a ratio of total debt to EBITDA, a fixed charge coverage ratio and a minimum net worth requirement, each as defined.

         The net proceeds from the issuance of Series A Notes and the Credit Facility were used to retire the bridge loans with CVC and MascoTech, the MascoTech Subordinated Notes and the outstanding amount under the Old Credit Facility.

         As of April 4, 1999, $98.8 million was outstanding under the Credit Facility and has been classified as long-term debt as the Company has both the ability and intent to refinance such amounts under the Credit Facility.

4.       BOOK OVERDRAFTS:

         Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to the Company's banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. Accordingly, there were negative book balances of $12.8 million and $14.3 million at April 4, 1999 and January 3, 1999, respectively. Such balances are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

5.       INCOME TAXES:

         For the fiscal quarters ended April 4, 1999 and March 29, 1998, the effective income tax rate was 41.4% and 49.5%, respectively. The decrease in the Company's effective income tax rate resulted from the expected increased ratio of earnings to non-deductible expenses and a decrease in certain foreign statutory income tax rates.

6.       SEGMENT INFORMATION:

          The Company has two reportable segments: Purchasing Support Services and Outsourcing Services.

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

6.       SEGMENT INFORMATION: - (CONTINUED)

         In its Outsourcing Services segment, the Company provides technical support services, including technical and professional contract staffing, product development support and other business services. Sales in this segment are based principally on fees charged for resources provided to support customers' development, manufacturing and distribution of their products and services.

     The segment data includes intersegment sales as well as charges allocating corporate selling, general and administrative expenses to each of the operating segments. The Company evaluates performance based on earnings before interest and taxes (EBIT), including the Michigan Single Business Tax.


     Summarized below is the segment information for fiscal quarters ended April 4, 1999 and March 29, 1998:

                     FISCAL QUARTER ENDED                    FISCAL QUARTER ENDED
                       APRIL 4, 1999                              MARCH 29, 1998
         -------------------------------------------------------------------------------------
              PURCHASING                             PURCHASING
               SUPPORT     OUTSOURCING                SUPPORT     OUTSOURCING
               SERVICES     SERVICES      TOTAL      SERVICES       SERVICES        TOTAL
         -------------------------------------------------------------------------------------
Sales       $ 170,312      $178,375    $ 348,687    $ 145,240      $ 114,698    $ 259,938

EBIT        $   1,272      $  8,881    $  10,153    $     637      $   5,196    $   5,833


         A reconciliation of total segment sales and EBIT to the Company's consolidated sales and EBIT are as follows:


                                       FISCAL QUARTER ENDED FISCAL QUARTER ENDED
                                          APRIL 4, 1999         MARCH 29, 1998
                                       -------------------  --------------------
SALES
Total segment sales                        $ 348,687             $ 259,938
Elimination of intersegment sales             (9,199)               (4,882)
                                           ---------             ---------
Consolidated sales                         $ 339,488             $ 255,056
                                           =========             =========


                                       FISCAL QUARTER ENDED FISCAL QUARTER ENDED
                                           APRIL 4, 1999        MARCH 29, 1998
                                       -------------------  --------------------
EBIT
Total EBIT                                 $  10,153             $   5,833
Interest expense                              (4,659)               (4,313)
Michigan Single Business Tax                  (1,315)                 (772)
                                           ---------             ---------
Consolidated income before income taxes    $   4,179             $     748
                                           =========             =========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

7.       SUBSEQUENT EVENTS:

         On May 18, 1999, the Company issued, in a private placement, $30 million aggregate principle amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series B Notes"). The Series B Notes were issued, net of discount, at an aggregate amount of $29.4 million. These Series B Notes are substantially identical to, and rank pari passu in right of payment with, the Series A Notes issued by the Company on January 22, 1998. These Series B Notes and the previously issued Series A Notes will trade as separate securities prior to the consummation of an Exchange Offer (an "Exchange Offer"). It is anticipated that an Exchange Offer will be consummated pursuant to an effective registration statement within 210 days of the issuance of the Series B Notes. The net proceeds received from the issuance of the notes were used to repay outstanding indebtedness under the Company's Credit Facility.

          In early April 1999, the Company acquired Rice Cohen International, a permanent placement staffing company based in Yardley, Pennsylvania with annual sales of approximately $5 million.

8.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

         In connection with the Series A Notes offering on January 22, 1998, each of the Company's domestic restricted subsidiaries, as defined in the Indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guaranteed the Company's performance under the Series A Notes as primary obligors. The following condensed consolidating financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries as set forth below. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined those would not be material to the holders of the Series A Notes.

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

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)


8.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of April 4, 1999

                                                                     GUARANTOR  NON-GUARANTOR                 MSXI
                                                                   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                                   --------------------------------------------------
                                                                                  (dollars in thousands)
                                                                                        (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $     480    $   3,162    $      --    $   3,642
   Receivables, net                                                   169,937       60,968           --      230,905
   Inventory                                                            1,390           45           --        1,435
   Prepaid expenses and other assets                                    5,498        2,453           --        7,951
   Deferred income taxes                                                  807           93           --          900
                                                                    ------------------------------------------------
      Total current assets                                            178,112       66,721           --      244,833

Property and equipment, net                                            22,666       12,834           --       35,500
Buildings held for sale                                                15,000           --           --       15,000
Goodwill, net                                                          54,794        3,575           --       58,369
Investment in subsidiaries                                             33,593        3,697      (37,290)          --
Other assets                                                           12,794        2,851           --       15,645
Deferred income taxes                                                   9,501        2,817           --       12,318
                                                                    ------------------------------------------------
      Total assets                                                  $ 326,460    $  92,495    $ (37,290)   $ 381,665
                                                                    ================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt              $      --    $   4,572    $      --    $   4,572
   Accounts payable                                                    84,130       14,837           --       98,967
   Accrued liabilities                                                 38,256        8,827          (32)      47,051
   Contractual acquisition obligation                                  15,000           --           --       15,000
   Deferred income taxes                                                1,738           (2)          --        1,736
                                                                    ------------------------------------------------
        Total current liabilities                                     139,124       28,234          (32)     167,326

Long-term debt                                                        186,450       12,304           --      198,754
Intercompany accounts                                                 (28,465)      28,465           --           --
Long-term deferred compensation liability and other                     4,394           --           --        4,394
                                                                    ------------------------------------------------
        Total liabilities                                             301,503       69,003          (32)     370,474
                                                                    ------------------------------------------------

Redeemable Series A Preferred Stock                                    36,000           --           --       36,000
                                                                    ------------------------------------------------
Shareholders' equity (deficit)                                        (11,043)      23,492      (37,258)     (24,809)
                                                                    ------------------------------------------------

       Total liabilities and shareholders' equity (deficit)         $ 326,460    $  92,495    $ (37,290)   $ 381,665
                                                                    ================================================

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 3, 1999

                                                               GUARANTOR      NON-GUARANTOR                        MSXI
                                                              SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                              ------------    ------------     ------------    ------------
                                                                               (dollars in thousands)
                                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                   $   1,690         $ 2,558        $     --         $   4,248
   Receivables, net                                              145,715          62,736              --           208,451
   Inventory                                                       2,315              47              --             2,362
   Prepaid expenses and other assets                               4,029           1,530              --             5,559
   Deferred income taxes                                              --             961              --               961
                                                               ---------         -------        --------         ---------
     Total current assets                                        153,749          67,832              --           221,581
Property and equipment, net                                       23,255          12,010              --            35,265
Buildings held for sale                                           15,000              --              --            15,000
Goodwill, net                                                     55,335           3,658              --            58,993
Investment in subsidiaries                                        33,703              --         (33,703)               --
Other assets                                                      12,990             359              --            13,349
Deferred income taxes                                              9,711           2,825              --            12,536
                                                               ---------         -------        --------         ---------
     Total assets                                              $ 303,743         $86,684        $(33,703)        $ 356,724
                                                               =========         =======        ========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion
      of long-term debt                                        $      --         $ 4,581        $     --         $   4,581
   Accounts payable                                               74,705          15,181              --            89,886
   Accrued liabilities                                            41,057           9,086             (32)           50,111
   Contractual acquisition obligation                             15,000              --              --            15,000
   Deferred income taxes                                             930           1,262              --             2,192
                                                               ---------         -------        --------         ---------
     Total current liabilities                                   131,692          30,110             (32)          161,770
Long-term debt                                                   173,238           7,118              --           180,356
Intercompany accounts                                            (28,832)         28,832              --                --
Long-term deferred compensation liability and other                4,629              74              --             4,703
                                                               ---------         -------        --------         ---------
     Total liabilities                                           280,727          66,134             (32)          346,829
                                                               ---------         -------        --------         ---------

Redeemable Series A Preferred Stock                               36,000              --              --            36,000
                                                               ---------         -------        --------         ---------
Shareholders' equity (deficit)                                   (12,984)         20,550         (33,671)          (26,105)
                                                               ---------         -------        --------         ---------
    Total liabilities and shareholders' equity (deficit)       $ 303,743         $86,684        $(33,703)        $ 356,724
                                                               =========         =======        ========         =========

MSX  INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS for the fiscal quarters ended April 4,1999 and March 29, 1998


                                                                                       1999
                                                          --------------------------------------------------------------
                                                            GUARANTOR     NON-GUARANTOR                          MSXI
                                                          SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                          ------------     ------------   ------------      ------------
                                                                             (dollars in thousands)
                                                                                   (unaudited)

Net sales                                                 $ 287,855         $ 51,633         $     --         $ 339,488
Cost of sales                                              (271,204)         (43,980)              --          (315,184)
                                                          ---------         --------         --------         ---------

     Gross profit                                            16,651            7,653               --            24,304

Selling, general and administrative expense                  (9,045)          (5,106)              --           (14,151)
Michigan Single Business Tax                                 (1,315)              --               --            (1,315)
                                                          ---------         --------         --------         ---------
     Operating income                                         6,291            2,547               --             8,838

Interest expense, net                                        (4,060)            (599)              --            (4,659)
Equity in subsidiary earnings                                 1,246               --           (1,246)               --
                                                          ---------         --------         --------         ---------
     Income before income taxes                               3,477            1,948           (1,246)            4,179

Income tax provision                                          1,027              702               --             1,729
                                                          ---------         --------         --------         ---------
     Net income                                           $   2,450         $  1,246         $ (1,246)        $   2,450
                                                          =========         ========         ========         =========




                                                                                          1998
                                                          --------------------------------------------------------------
                                                          GUARANTOR      NON-GUARANTOR                           MSXI
                                                         SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                         ------------    ------------      ------------      ------------
                                                                             (dollars in thousands)
                                                                                   (unaudited)

Net sales                                                 $ 217,966         $ 37,090         $     --         $ 255,056
Cost of sales                                              (205,300)         (31,419)              --          (236,719)
                                                          ---------         --------         --------         ---------

     Gross profit                                            12,666            5,671               --            18,337

Selling, general and administrative expense                  (8,638)          (3,866)              --           (12,504)
Michigan Single Business Tax                                   (772)              --               --              (772)
                                                          ---------         --------         --------         ---------

      Operating income (loss)                                 3,256            1,805               --             5,061

Interest expense, net                                        (3,380)            (933)              --            (4,313)
Equity in subsidiary earnings                                   450               --             (450)               --
                                                          ---------         --------         --------         ---------
      Income before income taxes                                326              872             (450)              748

Income tax provision (benefit)                                  (52)             422               --               370
                                                          ---------         --------         --------         ---------
      Net income                                          $     378         $    450         $   (450)        $     378
                                                          =========         ========         ========         =========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS for the fiscal quarter ended April 4, 1999

                                                                            GUARANTOR    NON-GUARANTOR                      MSXI
                                                                           SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                           ------------   ------------   ------------   ------------
                                                                                            (dollars in thousands)
                                                                                                 (unaudited)
Cash from (used for) operating activities:
   Net income                                                         $  1,204          $ 1,246          $     --          $  2,450
   Equity in earnings of subsidiaries                                    1,246               --            (1,246)               --
   Adjustments to reconcile net income to net cash from
       (used for) operating activities:
     Depreciation                                                        2,218              513                --             2,731
     Amortization                                                          729               46                --               775
     Deferred taxes                                                        211             (388)               --              (177)
     (Increase) decrease in receivables, net                           (24,385)           1,931                --           (22,454)
     (Increase) decrease in inventory                                      926                1                --               927
     (Increase) decrease in prepaid expenses and other assets           (1,478)            (914)               --            (2,392)
     Increase (decrease) in current liabilities                          6,375            1,110                --             7,485
     Other, net                                                           (259)             176              (146)             (229)
                                                                      --------          -------          --------          --------
       Net cash from (used for) operating activities                   (13,213)           3,721            (1,392)          (10,884)
                                                                      --------          -------          --------          --------
Cash from (used for) investing activities:
   Capital expenditures                                                 (1,730)          (1,280)               --            (3,010)
   Acquisition of businesses, net of cash received                         (77)          (2,352)               --            (2,429)
   Proceeds from sale of property and equipment                             --               38                --                38
                                                                      --------          -------          --------          --------
      Net cash (used for) investing activities                          (1,807)          (3,594)               --            (5,401)
                                                                      --------          -------          --------          --------
Cash from (used for) financing activities:
     Intercompany                                                        1,407           (1,407)               --                --
     Investment in subsidiaries                                         (3,545)            (146)            3,691                --
     Equity in subsidiaries                                              3,406             (205)           (3,201)               --
     Changes in revolving debt                                          13,325            5,178                --            18,503
     Changes in book overdraft                                              (1)          (1,462)               --            (1,463)
     Sale of Common Stock                                                  120               --                --               120
     Other, net                                                             --             (207)               --              (207)
                                                                      --------          -------          --------          --------
       Net cash from financing activities                               14,712            1,751               490            16,953
                                                                      --------          -------          --------          --------
Effect of foreign exchange rate changes on cash                           (902)          (1,274)              902            (1,274)
                                                                      --------          -------          --------          --------
Cash:
    Increase (decrease) for the period                                  (1,210)             604                --              (606)
    Balance, beginning of period                                         1,690            2,558                --             4,248
                                                                      --------          -------          --------          --------
    Balance, end of period                                            $    480          $ 3,162          $     --          $  3,642
                                                                      ========          =======          ========          ========

MSX  INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS for the fiscal quarter ended March 29, 1998


                                                                              GUARANTOR    NON-GUARANTOR                    MSXI

                                                                             SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                             ------------  ------------   ------------  ------------
                                                                                         (dollars in thousands)

                                                                                               (unaudited)
Cash from (used for) operating activities:
  Net income (loss)                                                           $    (72)     $    450      $     --      $    378
  Equity in earnings of subsidiaries                                               450            --          (450)           --
  Adjustments to reconcile net income (loss) to net cash
    from (used for) operating activities:
  Depreciation                                                                   2,158         1,329            --         3,487
  Amortization                                                                     352            --            --           352
  (Increase) decrease in receivables                                             9,051        (8,049)           --         1,002
  (Increase) decrease in inventory                                                  64            --            --            64
  (Increase) decrease in prepaid expenses and other assets                      (1,210)        2,176            --           966
  Increase (decrease) in current liabilities                                   (13,772)        7,480            --        (6,292)
  Other, net                                                                       199          (315)          (49)         (165)
                                                                              --------      --------      --------      --------
    Net cash from (used for) operating activities                               (2,780)        3,071          (499)         (208)
                                                                              --------      --------      --------      --------
Cash from (used for) investing activities:
  Capital expenditures                                                            (895)         (868)           --        (1,763)
                                                                              --------      --------      --------      --------
    Net cash (used for) investing activities:                                     (895)         (868)           --        (1,763)
                                                                              --------      --------      --------      --------
Cash from (used for) financing activities:
  Intercompany                                                                  (1,564)        1,564            --            --
  Investment in subsidiaries                                                      (210)          101           109            --
  Equity in subsidiaries                                                          (450)           --           450            --
  Proceeds from long-term debt issues                                           96,778            --            --        96,778
  Payment of long-term debt                                                    (70,000)           --            --       (70,000)
  Changes in revolving debt                                                    (24,552)        2,469            --       (22,083)
  Changes in book overdraft                                                      1,839            --            --         1,839
  Other, net                                                                      (321)           (3)           --          (324)
                                                                              --------      --------      --------      --------
    Net cash from financing activities                                           1,520         4,131           559         6,210
                                                                              --------      --------      --------      --------
Effect of foreign exchange rate changes on cash                                    (18)         (698)          (60)         (776)
                                                                              --------      --------      --------      --------

Cash:
  Increase (decrease) for the period                                            (2,173)        5,636            --         3,463
  Balance, beginning of period                                                   2,449         9,126            --        11,575
                                                                              --------      --------      --------      --------
  Balance, end of period                                                      $    276      $ 14,762      $     --      $ 15,038
                                                                              ========      ========      ========      ========

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES

         The Company's net sales for the quarter ended April 4, 1999 increased $84.4 million (33.1%) from $255.1 million to $339.5 million, as compared to the quarter ended March 29, 1998. The increase in net sales resulted from internal growth of $54.4 million and sales from acquired businesses of approximately $30.0 million.

         Net sales of the Company's Purchasing Support Services segment for the quarter ended April 4, 1999 was $170.3 million, an increase of $25.1 million (17.3%), as compared to $145.2 million for the quarter ended March 29, 1998. The increase in net sales resulted from greater demand for customer administrative support services.

         Net sales of the Company's Outsourcing Services segment for the quarter ended April 4, 1999 was $178.4 million, an increase of $63.7 million (55.5%), as compared to $114.7 million for the quarter ended March 29, 1998. The increase in net sales is comprised of increased volume and approximately $30.0 million of net sales from acquired businesses. In addition to the Company's acquisitions, increased sales related to the opening of new locations, customers' consolidation of their supplier base and increased demand for automotive design and engineering services both in the United States and the United Kingdom.

         GROSS PROFIT

         Gross profit for the quarter ended April 4, 1999 increased $6.0 million (32.5%) from $18.3 million to $24.3 million, as compared to the quarter ended March 29, 1998. This increase resulted from improved sales volume and the acquisition of businesses.

         Gross profit as a percentage of net sales for the quarters ended April 4, 1999 and March 29, 1998 was 7.2% in each quarter. Improvements in the gross profit margin from the Company's Outsourcing Services segment was offset from increased sales volume in the Company's Purchasing Support Services segment that are at lower gross profit margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's selling, general and administrative expenses for the quarter ended April 4, 1999 increased $1.6 million (13.2%) from $12.5 million to $14.1 million, as compared to the quarter ended March 29, 1998. Selling, general and administrative expenses as a percentage of net sales for the quarter ended April 4, 1999 was 4.2% as compared to 4.9% for the prior year quarter ended March 29, 1998. The decline as a percentage of net sales principally related to the continued consolidation of centralized administrative services and the increase in net sales volume during the period.

         OPERATING INCOME

         Principally as a result of the foregoing, offset by an increase in Michigan Single Business Tax of $0.5 million, the Company's operating income for the quarter ended April 4, 1999 increased $3.7 million (74.6%) from $5.1 million to $8.8 million, as compared to the quarter ended March 29, 1998. Operating income as a percentage of net sales for the quarter ended April 4, 1999 increased from 2.0% to 2.6%, as compared to the quarter ended March 29, 1998.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are for the acquisition of businesses, capital expenditures, and working capital to support growth. These requirements have been met through a combination of bank debt, issuance of subordinated notes and cash from operations.

         The Company typically pays its employees on a weekly basis and is reimbursed by its customers within invoicing terms, which is generally a 60 day period after it makes such payment. However, in connection with the Purchasing Support Services segment, the Company collects related receivables at approximately the same time it makes such payment to its suppliers.

         Net cash used for operating activities decreased $10.7 million from $ (0.2) million for the quarter ended March 29, 1998 as compared to $ (10.9) million for the quarter ended April 4, 1999. This use of cash from operating activities resulted from a change in receivables of $23.4 million during the quarter ended April 4, 1999 as compared to the prior year quarter and other items of $3.2 million offset by an increase in net income of $2.1 million and a change in current liabilities of $13.8 million. The changes in receivables relate to acquisition of businesses, increased sales volume and timing of customer collections.

         Net cash used for investing activities increased $3.6 million from $1.8 million for the quarter ended March 29, 1998, to $5.4 million for the quarter ended April 4, 1999. This change relates to capital expenditures and an investment in Cadform.

         Net cash from financing activities increased $10.7 million from $6.2 million for the quarter ended March 29, 1998 to $16.9 for the quarter ended April 4, 1999. Financing requirements during the quarter ended April 4, 1999 increased to support the net cash used for operating activities as noted above.

         On January 22, 1998, the Company issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008. On August 20, 1998, the Company consummated an offer to exchange 11-3/8% Senior Subordinated Notes ("Series A Notes") which had been registered under the Securities Act of 1933 for any and all outstanding notes. The Company's Registration Statement on Form S-4 with the Securities and Exchange Commission became effective July 22, 1998.

         Concurrent with the private placement, the Company entered into a $100 million credit facility with Bank One Corporation (the "Credit Facility") to replace a previous credit facility. On April 14, 1998, the Company syndicated the Credit Facility to add additional commercial lenders and amended and restated the Credit Facility to add a $30 million term loan portion. On the same date, the Company borrowed the full amount available under the term loan and used the funds to reduce outstanding balances under the revolving loan portion of the Credit Facility. As of April 4, 1999, $98.7 million was outstanding under the Credit Facility as amended and restated.

         The Company's total indebtedness consists of Series A Notes and Series B Notes (collectively the "Notes"), borrowings under the Credit Facility and borrowings under various short-term arrangements. Additional information regarding theses obligations is set forth in the Notes to the Company's Condensed Consolidated Financials Statements included in Item 1 of this report. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)

OTHER MATTERS

         On January 8, 1999, the Company acquired an approximate 25% interest in Cadform GmbH, a German company with sales of approximately $22 million that provides product design and tooling services to the automotive industry. Based in Homberg (Ohm), Germany, Cadform specializes in automotive interior systems and cast aluminum products. Cadform plans to engage in joint projects with the Company. As part of the investment, the Company obtained an option to acquire additional interest in Cadform.

SUBSEQUENT EVENTS

         On May 18, 1999, the Company issued, in a private placement, $30 million aggregate principle amount of 11-3/8% unsecured subordinated notes maturing January 15, 2008 (the "Series B Notes"). The Series B Notes were issued, net of discount, at an aggregate amount of $29.4 million. These Series B Notes are substantially identical to, and rank pari passu in right of payment with, the $100 million aggregate principal amount of 11-3/8% unsecured subordinated Series A Notes maturing January 15, 2008, issued by the Company on January 22, 1998. These Series B Notes and the Series A Notes will trade as separate securities prior to the consummation of an Exchange Offer relating to the Series B Notes (an "Exchange Offer"). It is anticipated that an Exchange Offer will be consummated pursuant to an effective registration statement within 210 days of the issuance of the Series B Notes. The net proceeds received from the issuance of the Series B Notes were used to repay outstanding indebtedness under the Company's Credit Facility.

          In early April 1999, the Company acquired Rice Cohen International, a permanent placement staffing company based in Yardley, Pennsylvania with annual sales of approximately $5 million.

INFLATION

         Although the Company cannot anticipate future inflation, it does not believe that inflation has had, or is likely in the foreseeable future, to have a material impact on its results of operations. While the Company's contracts typically do not include inflation adjustments, the Company's Master Vendor Agreement with Ford Motor Company does provide for inflation adjustments for contract staffing services provided under the Master Vendor Program.

SEASONALITY

         The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services of the Company have historically been lower during the year-end holidays.

YEAR 2000

         The Year 2000 issue ("Y2K") is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the computers, computer programs and manufacturing and administrative equipment that have date sensitive software may recognize a date having "00" as the year 1900 rather than the year 2000. If any of Company's systems or equipment use only two digits, systems failures or miscalculations may result. This may cause disruptions of operations including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties, or to engage in similar normal business activities.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)

YEAR 2000 - (CONTINUED)

         The Company, on a coordinated basis and with the assistance of consultants, is addressing Y2K. The Company's Y2K methodology categorizes its assets into four areas: applications, facility systems, PCs and peripherals, and third party providers.

         Applications have been classified depending on the associated business unit or corporate sponsor. Managers are in place with responsibility for prioritization, assessment, remediation planning and implementation, and testing. Five hundred applications have been identified, of which 88 are considered critical. Substantially all critical applications are scheduled for remediation and testing by June 30, 1999. Although there can be no assurances that the Company will identify and correct every Y2K defect, the Company believes it has in place a comprehensive program to identify, remediate and test all applicable applications.

         The Company has inventoried all facility systems (e.g., HVAC, security, telephones, etc.) worldwide. Non-compliance reports have been distributed to individual business units. Less than five percent of all facility systems were not Y2K compliant. Business units will replace, retire or repair facility systems as necessary.

         PCs and peripherals have been inventoried worldwide. All PC's were upgraded to ensure hardware and software compliance by the end of the first fiscal quarter of 1999. Substantially all network operations hardware and software have been upgraded and are compliant as of the date of this Offering Memorandum.

         The majority of third party providers and key suppliers have been contacted with a letter requesting Y2K status. Contingency planning has commenced with the identification of critical facilities and systems. Specific back-up systems plans were finalized by the end of the first fiscal quarter of 1999. The ability of key service providers, such as utility companies, to facilitate the Company's need is of paramount importance. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

         For its information technology, the Company currently uses a mid-range, non-mainframe based computer environment which is complemented by a series of local area networks ("LAN's") that are connected via a wide-area network ("WAN"). Enabled versions of the Company's financial, human resource and business systems are in place. The Company incorporates limited use of embedded technology.

         The Company's most significant risks with respect to Y2K problems are lost revenue and damaged relations with the Company's customers resulting from a delay in the delivery of goods and services and the effect of shutting down production or a customer's facility. The Company believes the risk may be somewhat mitigated as the majority of the Company's revenue is generated from the sale of business systems, systems technology and staffing services as opposed to the delivery of manufactured product.

         The Company's cost for Y2K compliance preparation in 1998 was approximately $500,000. Y2K remediation costs for 1999 are expected to reach $2.0 million, which include upgrades, repairs and programming. As the Y2K project continues, the Company may discover additional Y2K problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the cost of these activities exceed current expectations. In many cases, the Company must rely on assurances from suppliers that new and upgraded information systems as well as key services will be Y2K compliant. While the Company plans to validate supplier representations, it cannot be sure that its tests will be adequate, or that, if problems are identified they will be addressed in a timely and satisfactory manner. Even if the Company, in a timely manner, completes all of its assessments, implements and tests all remediation plans, and develops contingency plans, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (CONTINUED)

EUROCURRENCY

         On January 1, 1999, the member states of the European Economic and Monetary Union agreed to adopt the Euro as their common legal currency. The existing member state currencies are scheduled to remain legal tender as denominations of the Euro until at least January 1, 2002, but not later than July 1, 2002. During this transition period, monetary transactions may be settled using either the Euro or the existing member state currencies.

         The Company has both operating divisions and customers located in Europe. In 1998, combined revenues from these sources were approximately 14.8% of total revenues. The Company has operations in substantially all European Economic and Monetary Union participating countries, as well as in the United Kingdom, which has elected not to participate in the Euro conversion at this time. The affected operations plan to make the Euro the functional currency sometime during the transition period, although certain of the Company's European operations have already entered into Euro-based transactions, such as bank borrowings and collection of accounts receivable.

         It is difficult to assess the competitive impact of the Euro conversion on the Company's operations, both in Europe and in the United States. In markets where sales are made in U.S. dollars, there may be pressure to denominate sales in the Euro. However, exchange risks resulting from these transactions could be mitigated through hedging. It is not anticipated that changes to information technology and other systems which are necessary for the Euro conversion will be material. The Company is currently assessing the impact the Euro conversion may have on items such as taxation and other issues.

         The Company is in the process of implementing system software required for the Euro currency conversion and does not anticipate the conversion to have a significant impact on the operations, financial position or liquidity of its European businesses.

FORWARD LOOKING STATEMENTS

         This report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, the Company's leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, the Company's ability to recruit and place qualified personnel, risks associated with its acquisition strategy, and employment liability risk.

MSX INTERNATIONAL, INC.


PART II.  OTHER INFORMATION



ITEM 1.   Legal Proceedings
          Not applicable.




ITEM 2.   Change in Securities

          On March 3, 1999, the Company issued 1,000 shares of Class A Common Stock to John Risk, President, Product Development Services Division, for an aggregate purchase price of $40,000.

          On March 23, 1999, the Company issued 1,999 shares of Class A Common Stock to Roger Fridholm, President, Business, Technology and Staffing Services Division, for an aggregate purchase price of $80,000.




ITEM 3.   Defaults Upon Senior Securities
          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          Not applicable.


ITEM 5.   Other Information

          On May 18, 1999, the Company issued, in a private placement, $30 million aggregate principle amount of 11-3/8% unsecured subordinated notes maturing January 15, 2008 (the "Series B Notes"). The Series B Notes were issued, net of discount, at an aggregate amount of $29.4 million. These Series B Notes are substantially identical to, and rank pari passu in right of payment with, the $100 million aggregate principal amount of 11-3/8% unsecured subordinated notes (the "Series A Notes") maturing January 15, 2008, issued by the Company on January 22, 1998. These Series B Notes and the Series A Notes will trade as separate securities prior to the consummation of an Exchange Offer relating to the Series B Notes (an "Exchange Offer"). It is anticipated that an Exchange Offer will be consummated pursuant to an effective registration statement within 210 days of the issuance of the notes. The net proceeds received from the issuance of the Series
          B Notes were used to repay outstanding indebtedness under the Company's Credit Facility.

          In early April 1999, the Company acquired Rice Cohen International, a permanent placement staffing company based in Yardley, Pennsylvania with annual sales of approximately $5 million.

MSX INTERNATIONAL, INC.


PART II.  OTHER INFORMATION - (CONTINUED)

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

               Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K


              (1) A Current Report on Form 8-K was filed by MSX International, Inc. during the quarter ending April 4, 1999 reporting under
                   Item 2, "Acquisition or Disposition of Assets", the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. Included under Item 7 of such report were the following exhibits:

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

              (2) A Current Report on Form 8-K was filed by MSX International, Inc. during the quarter ending April 4, 1999 reporting under
                   Item 5 "Other Events", the acquisition of Megatech Engineering, Inc. Included under Item 7 of such report was the following exhibit:

                   (i) MSX International Press Release of December 23, 1998 announcing the acquisition of Megatech Engineering, Inc.

MSX INTERNATIONAL, INC.


PART II.  OTHER INFORMATION - (CONTINUED)









SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 19, 1999

MSX INTERNATIONAL, INC.
(Registrant)

By:/s/ Frederick K. Minturn
       ----------------------------
       Frederick K. Minturn
       Executive Vice President and
       Chief Financial Officer


(Chief accounting officer
and authorized signatory)

MSX INTERNATIONAL, INC.

                                  EXHIBIT INDEX





Exhibit                                                                                 Sequential Page No.
-------                                                                                 -------------------
Exhibit 12  -     Computation of Ratio of Earnings to Fixed Charges                              24

Exhibit 27  -     Financial Data Schedule                                                        25