Form 10-Q
period 1999-07-04
MSX INTERNATIONAL INC
filed 1999-08-18
CIK 1059274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 1999

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


           Condensed Consolidated Balance Sheets as of July 4, 1999 and
                  January 3, 1999.....................................................................................1

           Condensed Consolidated Statements of Operations for the Fiscal Quarters and Fiscal Six Month Periods
                  Ended July 4, 1999 and June 28, 1998................................................................2

           Condensed Consolidated Statements of Cash Flows for the Fiscal Six Month Periods
                  Ended July 4, 1999 and June 28, 1998................................................................3

           Condensed Consolidated Statement of Shareholders' Equity (Deficit)
                  For the Fiscal Quarter and Fiscal Six Month Period Ended July 4, 1999...............................4

           Notes to Condensed Consolidated Financial Statements....................................................5-15


       ITEM 2 - Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.....................................................................16-21


PART II - OTHER INFORMATION AND SIGNATURE.........................................................................22-23



EXHIBITS..........................................................................................................24-26

MSX INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
as of July 4, 1999 and January 3, 1999


                                                                                 JULY 4,             JANUARY 3,
                                                                                  1999                 1999
                                                                                ---------            ---------
                                                                                (unaudited)
ASSETS                                                                              (dollars in thousands)
Current assets:
   Cash and cash equivalents                                                    $   3,732            $   4,248
   Receivables, net                                                               227,483              208,451
   Inventory                                                                        1,703                2,362
   Prepaid expenses and other assets                                                9,047                5,559
   Deferred income taxes                                                              869                  961
                                                                                ---------            ---------
       Total current assets                                                       242,834              221,581

Property and equipment, net of accumulated depreciation
   of $56,525 and $51,863, respectively                                            35,394               35,265
Buildings held for sale                                                            15,000               15,000
Goodwill, net of accumulated amortization
   of $ 3,618 and $2,337, respectively                                             75,095               58,993
Other assets                                                                       20,899               13,349
Deferred income taxes                                                              12,132               12,536
                                                                                ---------            ---------
       Total assets                                                             $ 401,354            $ 356,724
                                                                                =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt                          $   5,003            $   4,581
   Accounts payable                                                               112,585               89,886
   Accrued payroll and benefits                                                    25,065               23,286
   Other accrued liabilities                                                       29,189               26,825
   Contractual acquisition obligation                                                  --               15,000
   Deferred income taxes                                                            1,892                2,192
                                                                                ---------            ---------
       Total current liabilities                                                  173,734              161,770
Long-term debt                                                                    209,544              180,356
Long-term deferred compensation liability and other                                 4,732                4,703
                                                                                ---------            ---------
       Total liabilities                                                          388,010              346,829
                                                                                ---------            ---------
Redeemable Series A Preferred Stock, authorized 500,000 shares;
    issued and outstanding, 360,000 shares                                         36,000               36,000
                                                                                ---------            ---------
Shareholders' equity (deficit):
   Common stock, $.01 par, authorized 2,000,000 shares; issued
       and outstanding 100,003 shares and 97,004 shares, respectively                   1                    1
   Additional paid-in capital                                                     (24,644)             (24,764)
   Accumulated other comprehensive income (loss)                                   (3,326)              (1,140)
   Retained earnings (accumulated deficit)                                          5,313                 (202)
                                                                                ---------            ---------
       Total shareholders' equity (deficit)                                       (22,656)             (26,105)
                                                                                ---------            ---------
       Total liabilities and shareholders' equity (deficit)                     $ 401,354            $ 356,724
                                                                                =========            =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the fiscal quarters and fiscal six month periods ended July 4,1999 and June 28,1998


                                                                         FISCAL QUARTERS                    FISCAL SIX MONTHS
                                                                   -----------------------------       -----------------------------
                                                                       1999              1998             1999              1998
                                                                   -----------       -----------       ----------        -----------
                                                                                       (dollars in thousands)
                                                                                            (unaudited)
Net sales                                                           $ 342,506         $ 255,310         $ 681,994         $ 510,366
Cost of sales                                                        (315,942)         (235,074)         (631,126)         (471,793)
                                                                    ---------         ---------         ---------         ---------
     Gross profit                                                      26,564            20,236            50,868            38,573

Selling, general and administrative expenses                          (15,213)          (13,916)          (29,364)          (26,420)
Michigan Single Business Tax                                           (1,251)             (971)           (2,566)           (1,743)
                                                                    ---------         ---------         ---------         ---------
     Operating income                                                  10,100             5,349            18,938            10,410
                                                                    ---------         ---------         ---------         ---------

Interest expense, net                                                  (5,047)           (4,400)           (9,706)           (8,155)
Interest expense, related parties                                          --                --                --              (558)
                                                                    ---------         ---------         ---------         ---------
                                                                       (5,047)           (4,400)           (9,706)           (8,713)
                                                                    ---------         ---------         ---------         ---------

     Income before income taxes                                         5,053               949             9,232             1,697
Income tax provision                                                    1,988               674             3,717             1,044
                                                                    ---------         ---------         ---------         ---------

     Net income                                                     $   3,065         $     275         $   5,515         $     653
                                                                    =========         =========         =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the fiscal six month periods ended July 4, 1999 and June 28, 1998


                                                                                  1999                  1998
                                                                                ---------            ---------
Cash from (used for) operating activities:
 Net income                                                                     $  5,515              $    653
 Adjustments to reconcile net income to net
 cash from (used for) operating activities:
 Depreciation                                                                      5,747                 6,681
 Amortization                                                                      1,644                   645
 Deferred  taxes                                                                     196                   (54)
 (Increase) decrease in receivables, net                                         (18,418)                9,848
 (Increase) decrease in inventory                                                    660                    81
 (Increase) decrease in prepaid expenses and other assets                         (3,488)               (2,316)
 Increase (decrease) in current liabilities                                        8,368                (5,703)
 Other, net                                                                          356                   235
                                                                                --------              --------
   Net cash from operating activities                                                580                10,070
                                                                                --------              --------
Cash from (used for) investing activities:
  Capital expenditures                                                            (6,201)               (4,798)
  Acquisition of businesses, net of cash received                                (24,792)                   --
  Proceeds from sale of property and equipment                                       459                    --
                                                                                --------              --------
   Net cash from (used for) investing activities                                 (30,534)               (4,798)
                                                                                --------              --------
Cash from (used for) financing activities:
  Proceeds from long-term debt issues                                             27,632                99,377
  Payment of long-term debt                                                           --               (75,029)
  Changes in revolving debt                                                          422               (22,406)
  Payment of contractual acquisition obligation                                  (15,000)                   --
  Changes in book overdraft                                                       18,452                (8,264)
  Sale of Common Stock                                                               120                    --
  Other, net                                                                          (2)                 (303)
                                                                                --------              --------
   Net cash from (used for) financing activities                                  31,624                (6,625)
                                                                                --------              --------
Effect of foreign exchange rate changes on cash                                   (2,186)                 (453)
                                                                                --------              --------
Cash:
  Increase (decrease) for the period                                                (516)               (1,806)
  Balance, beginning of period                                                     4,248                11,575
                                                                                --------              --------
  Balance, end of period                                                        $  3,732              $  9,769
                                                                                ========              ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) for the fiscal quarter and fiscal six month period ended July 4, 1999


                                                                                                 RETAINED
                                                                               OTHER             EARNINGS          TOTAL
                                             COMMON       ADDITIONAL        COMPREHENSIVE     (ACCUMULATED     SHAREHOLDERS'
                                             STOCK      PAID-IN CAPITAL     INCOME (LOSS)        DEFICIT)     EQUITY (DEFICIT)
                                           ---------    ---------------     -------------      -----------    ---------------
                                                                        (dollars in thousands)
Balance at January 3, 1999                  $      1         $(24,764)        $ (1,140)        $   (202)         $(26,105)

Comprehensive income (loss)
  Net income                                                                                      2,450             2,450
  Cumulative translation adjustment                                             (1,274)                            (1,274)
                                                                                                                 --------
Total comprehensive income (loss)                                                                                   1,176

Sale of Common Stock                                              120                                                 120
                                            --------         --------         --------         --------          --------
Balance at April 4, 1999                           1          (24,644)          (2,414)           2,248           (24,809)

Comprehensive income (loss)
  Net income                                                                                      3,065             3,065
  Cumulative translation adjustment                                               (912)                              (912)
                                                                                                                 --------
Total comprehensive income (loss)                                                                                   2,153
                                            --------         --------         --------         --------          --------
Balance at July 4, 1999                     $      1         $(24,644)        $ (3,326)        $  5,313          $(22,656)
                                            ========         ========         ========         ========          ========

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

         The Company utilizes a 52-53 week fiscal year which ends on the Sunday nearest December 31.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are normal and recurring in nature necessary to present fairly its financial position at July 4, 1999, its shareholders' equity (deficit) as of July 4, 1999, its results of operations for the fiscal quarters and fiscal six month periods ended July 4, 1999 and June 28, 1998 and its cash flows for the fiscal six month periods ended July 4, 1999 and June 28, 1998. The operating results for the fiscal quarters and fiscal six month periods ended July 4, 1999 and June 28, 1998 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

2.       REDEEMABLE SERIES A PREFERRED STOCK:

         Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of July 4, 1999, the Company had not declared any dividends. Accordingly, no dividends have been paid or accrued. Dividends accumulated but not declared aggregated approximately $12.2 million as of July 4, 1999.

3.       DEBT:

         Debt is comprised of the following:


                                                                    INTEREST RATE AT                  OUTSTANDING AT
                                                           ----------------------------------   --------------------------
                                                               JULY 4,           JANUARY 3,      JULY 4,        JANUARY 3,
                                                                1999               1999           1999            1999
                                                           -------------        -------------   ---------       ---------
Senior Subordinated Notes                                        11.375%              11.375%    $130,000        $100,000
Credit Facilities, as amended and restated:

   Short-term revolving credits                             6.20 - 7.75%         7.03 - 7.75%      26,711          26,238
   Daily swingline borrowing                                       6.26%         6.75 - 7.81%      22,833          24,118
   Term loan                                                       6.52%                7.29%      30,000          30,000
Fleet Central Billing - Finance Facility                           7.11%                8.69%       5,003           4,581
                                                                                                 --------        --------
                                                                                                  214,547         184,937
Less current portion                                                                                5,003           4,581
                                                                                                 --------        --------

Total long-term debt                                                                             $209,544        $180,356
                                                                                                 ========        ========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise stated)

3.       DEBT: - (CONTINUED)

Senior Subordinated Notes

         On January 22, 1998, the Company issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series A Notes"). On August 20, 1998, the Company consummated an offer to exchange 11-3/8% Senior Subordinated Notes (the "Notes") which had been registered under the Securities Act of 1933 for any and all outstanding Series A Notes. The Company's Registration Statement on Form S-4 with the Securities and Exchange Commission became effective on July 22, 1998.

         On May 18, 1999, the Company issued, in a private placement, $30 million aggregate principle amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series B Notes"). The Series B Notes were issued, net of discount at an aggregate amount of $29.4 million. These Series B Notes are substantially identical to and rank pari passu in right of payment with, the Company's $100 million aggregate principal amount of 11-3/8% Notes. These Series B Notes will trade as separate securities prior to the consummation of an exchange offer relating to the Series B Notes (the "Exchange Offer"). The Company's Registration Statement on Form S-4 for the Exchange Offer became effective with the Securities and Exchange Commission on July 20, 1999. The Exchange Offer is scheduled to expire August 19, 1999. It is anticipated that the Exchange Offer will be consummated by shortly thereafter.


         Interest on the Notes is payable semi-annually at 11-3/8% per annum. The Notes may be redeemed subsequent to January 15, 2003 at premiums, which begin at 105.6875% and decline each year to face for redemptions taking place after January 15, 2006. In addition, at any time prior to January 15, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the proceeds of one or more public equity offerings at a redemption price of 111.375% plus accrued and unpaid interest, if any. Also, upon the occurrence of a Change of Control, as defined in the Indenture dated January 15, 1998 (the "Indenture"), the Notes may be redeemed at the option of the Note holders at a premium of one percent, plus accrued and unpaid interest, if any. The Notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

         Each of the Company's domestic restricted subsidiaries, as defined in the Indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guarantee the Company's performance under the Notes as primary obligors.

Credit Facilities

         Concurrently with the Series A Notes private placement, the Company entered into a credit facility with Bank One Corporation (the "Credit Facility"), with a borrowing base of up to $100 million, as defined, to replace the prior Credit Facility (the "Old Credit Facility"). On April 14, 1998, the Company syndicated the Credit Facility to add additional commercial lenders and amended and restated the Credit Facility to add a $30 million term loan portion. On the same date, the Company borrowed the full amount available under the term loan and used the funds to reduce outstanding balances under the revolving loan portion of the Credit Facility as amended and restated. Term loan borrowings are subject to satisfaction of the same borrowing base requirements and financial reporting and operating covenants as are other borrowings under the Credit Facility. The Credit Facility provides for borrowings as revolving credit loans, letters of credit, swingline loans and term loans. This Facility expires January 22, 2003. Revolving credit loans, swingline loans and letters of credit (collectively "Revolving Debt") are payable on demand. The term loan was issued with a five-year maturity. Interest on the loans under the Credit Facility is payable quarterly or, if earlier, at the end of each interest period and accrues at an annual rate equal to a floating rate, as defined, for swingline loans which accrue at an annual rate equal to a fixed or floating rate as negotiated at the time of each borrowing.

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

         The net proceeds from the Series A Notes and the Credit Facility were used to retire the bridge loans with CVC and MascoTech, the MascoTech Subordinated Notes and the outstanding amount under the Old Credit Facility.

         The net proceeds from the Series B Notes were used to pay outstanding indebtedness under the Credit Facility.

         As of July 4, 1999, $79.5 million was outstanding under the Credit Facility and has been classified as long-term debt as the Company has both the ability and intent to refinance such amounts under the Credit Facility.

4.       BOOK OVERDRAFTS:

         Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to the Company's banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. Book overdrafts totaled $32.7 million and $14.3 million at July 4, 1999 and January 3, 1999, respectively. Such balances are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

5.       INCOME TAXES:

         For the fiscal six months ended July 4, 1999 and June 28, 1998, the effective income tax rate was 40.3% and 61.5% respectively. The decrease in the Company's effective income tax rate resulted from the expected increased ratio of earnings to non-deductible expenses and a decrease in certain foreign statutory income tax rates.

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



Summarized below is the segment information for fiscal quarters and the fiscal six month periods ended July 4, 1999 and June 28, 1998:


                         FISCAL QUARTER ENDED                                                 FISCAL QUARTER ENDED
                             JULY 4, 1999                                                        JUNE 28, 1998
          ---------------------------------------------------            ------------------------------------------------------
           PURCHASING                                                     PURCHASING
            SUPPORT           OUTSOURCING                                  SUPPORT                OUTSOURCING
            SERVICES           SERVICES             TOTAL                  SERVICES                 SERVICES          TOTAL
          -------------       ------------       ------------            ------------             ------------    -------------

 Sales        $170,810           $186,791           $357,601                $139,378                 $122,164         $261,542

 EBIT         $  1,338           $ 10,013           $ 11,351                $    689                 $  5,631         $  6,320




                         FISCAL SIX MONTHS ENDED                                            FISCAL SIX MONTHS ENDED
                               JULY 4, 1999                                                       JUNE 28, 1998
          ---------------------------------------------------            ------------------------------------------------------
           PURCHASING                                                     PURCHASING
            SUPPORT           OUTSOURCING                                  SUPPORT                OUTSOURCING
            SERVICES           SERVICES             TOTAL                  SERVICES                 SERVICES          TOTAL
          -------------       ------------       ------------            ------------             ------------    -------------

 Sales        $341,122           $365,165           $706,287                $284,618                 $236,862         $521,480

 EBIT          $ 2,609           $ 18,895           $ 21,504                 $ 1,326                 $ 10,827         $ 12,153

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

6.     SEGMENT INFORMATION: - (CONTINUED)


A reconciliation of total segment sales and EBIT to the Company's consolidated sales and EBIT are as follows:

                                                                    FISCAL QUARTERS ENDED               FISCAL SIX MONTHS ENDED
                                                               -------------------------------     --------------------------------
                                                               JULY 4, 1999      JUNE 28, 1998     JULY 4, 1999       JUNE 28, 1998
                                                               ------------      -------------     ------------       -------------
SALES
Total segment sales                                              $ 357,601          $ 261,542        $ 706,287          $ 521,480
Elimination of intersegment sales                                  (15,095)            (6,232)         (24,293)           (11,114)
                                                                 ---------          ---------        ---------          ---------
Consolidated sales                                               $ 342,506          $ 255,310        $ 681,994          $ 510,366
                                                                 =========          =========        =========          =========




EBIT
Total EBIT                                                       $  11,351          $   6,320        $  21,504          $  12,153
Interest expense                                                    (5,047)            (4,400)          (9,706)            (8,713)
Michigan Single Business Tax                                        (1,251)              (971)          (2,566)            (1,743)
                                                                 ---------          ---------        ---------          ---------
Consolidated income before income taxes                          $   5,053          $     949        $   9,232          $   1,697
                                                                 =========          =========        =========          =========


7.       ACQUISITIONS OF BUSINESSES

         During the fiscal six month period ended July 4, 1999 the Company acquired Rice Cohen International, Inc. a permanent placement staffing company based in Yardley, Pennsylvania and Management Resources International, Inc. a provider of training services and courseware in quality systems, based in Ann Arbor, Michigan. Aggregate sales for both companies approximated $10 million. Also during the fiscal six month period ended July 4, 1999, the Company acquired an approximate 25% interest in Cadform GmbH, a German company that provides product design and tooling services with sales of approximately $22 million. It also acquired a 30% interest in Quandoccorre Srl and Quandoccorre Interinale SpA, two affiliated Italian companies with combined sales of approximately $10 million. Quandoccorre Srl provides consulting services on a project basis and Quandoccorre Interinale SpA provides staffing services. Additionally, during the fiscal six month period ended July 4, 1999, the Company settled certain contingencies related to prior year acquisitions, which resulted in additional goodwill. The Company invested $24.8 million in acquisitions during the fiscal six month period ended July 4, 1999.

         Subsequent to the fiscal quarter ended July 4, 1999, the Company entered into a sale and leaseback transaction related to property and facilities acquired as part of the MegaTech Engineering, Inc. acquisition in December 1998. The Company sold the property and facilities on August 6, 1999 for $15 million and utilized the proceeds from the sale to reduce outstanding indebtedness under the Credit Facility.

8.        GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

         In connection with the Company's $130 million Senior Subordinated Notes, each of the Company's domestic restricted subsidiaries, as defined in the related bond Indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guarantee the Company's performance as primary obligors. The following condensed consolidating financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries as set forth below. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined those would not be material to the holders of the Senior Subordinated Notes.

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

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of July 4, 1999

                                                        MSXI       GUARANTOR      NON-GUARANTOR                      MSXI
                                                      (ISSUER)    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     -----------  ------------    -------------   ------------    -------------
                                                                              (dollars in thousands)
                                                                                   (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                         $      --       $     889      $   2,843       $      --       $   3,732
   Receivables, net                                         --         158,561         68,922              --         227,483
   Inventory                                                --           1,659             44              --           1,703
   Prepaid expenses and other assets                       465           4,965          3,617              --           9,047
   Deferred income taxes                                    --             807             62              --             869
                                                     ---------       ---------      ---------       ---------       ---------
      Total current assets                                 465         166,881         75,488              --         242,834

Property and equipment, net                                 --          21,896         13,498              --          35,394
Buildings held for sale                                     --          15,000             --              --          15,000
Goodwill, net                                               --          71,732          3,363              --          75,095
Investment in subsidiaries                             160,229          38,726             --        (198,955)             --
Other assets                                             5,997           8,079          6,823              --          20,899
Deferred income taxes                                    1,071           8,014          3,047              --          12,132
                                                     ---------       ---------      ---------       ---------       ---------

      Total assets                                   $ 167,762       $ 330,328      $ 102,219       $(198,955)      $ 401,354
                                                     =========       =========      =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of
     long-term debt                                  $      --       $      --      $   5,003       $      --       $   5,003
   Accounts payable                                         --          93,734         18,851              --         112,585
   Accrued liabilities                                     (19)         44,530          9,775             (32)         54,254
   Deferred income taxes                                    --           1,892             --              --           1,892
                                                     ---------       ---------      ---------       ---------       ---------
        Total current liabilities                          (19)        140,156         33,629             (32)        173,734

Long-term debt                                         191,177              --         18,367              --         209,544
Intercompany accounts                                  (65,697)         36,085         29,612              --              --
Long-term deferred compensation liability
  and other                                                 --           4,519            213              --           4,732
                                                     ---------       ---------      ---------       ---------       ---------
        Total liabilities                              125,461         180,760         81,821             (32)        388,010
                                                     ---------       ---------      ---------       ---------       ---------

Redeemable Series A Preferred Stock                     36,000              --             --              --          36,000
                                                     ---------       ---------      ---------       ---------       ---------
Shareholders' equity (deficit)                           6,301         149,568         20,398        (198,923)        (22,656)
                                                     ---------       ---------      ---------       ---------       ---------

       Total liabilities and shareholders'
         equity (deficit)                            $ 167,762       $ 330,328      $ 102,219       $(198,955)      $ 401,354
                                                     =========       =========      =========       =========       =========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 3, 1999

                                                         MSXI      GUARANTOR      NON-GUARANTOR                       MSXI
                                                       (ISSUER)   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     -----------  ------------    -------------   ------------    -------------
                                                                              (dollars in thousands)
                                                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                          $       -    $    1,690      $     2,558     $        -      $     4,248
   Receivables, net                                           -       145,715           62,736              -          208,451
   Inventory                                                  -         2,315               47              -            2,362
   Prepaid expenses and other assets                        530         3,499            1,530              -            5,559
   Deferred income taxes                                      -             -              961              -              961
                                                     -----------  ------------    -------------   ------------    -------------
     Total current assets                                   530       153,219           67,832              -          221,581
Property and equipment, net                                   -        23,255           12,010              -           35,265
Buildings held for sale                                       -        15,000                -              -           15,000
Goodwill, net                                                 -        55,335            3,658              -           58,993
Investment in subsidiaries                              157,918        33,703                -       (191,621)               -
Other assets                                              4,801         8,189              359              -           13,349
Deferred income taxes                                       911         8,800            2,825              -           12,536
                                                     -----------  ------------    -------------   ------------    -------------
     Total assets                                     $ 164,160    $  297,501      $    86,684     $ (191,621)   $     356,724
                                                     ===========  ============    =============   ============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion
      of long-term debt                               $       -    $        -      $     4,581     $        -      $     4,581
   Accounts payable                                           -        74,705           15,181              -           89,886
   Accrued liabilities                                      695        40,362            9,086            (32)          50,111
   Contractual acquisition obligation                         -        15,000                -              -           15,000
   Deferred income taxes                                      -           930            1,262              -            2,192
                                                     -----------  ------------    -------------   ------------    -------------
     Total current liabilities                              695       130,997           30,110            (32)         161,770
Long-term debt                                          173,238             -            7,118              -          180,356
Intercompany accounts                                   (55,748)       26,916           28,832              -                -
Long-term deferred compensation liability
  and other                                                   -         4,629               74              -            4,703
                                                     -----------  ------------    -------------   ------------    -------------
     Total liabilities                                  118,185       162,542           66,134            (32)         346,829
                                                     -----------  ------------    -------------   ------------    -------------

Redeemable Series A Preferred Stock                      36,000             -                -              -           36,000
                                                     -----------  ------------    -------------   ------------    -------------
Shareholders' equity (deficit)                            9,975       134,959           20,550       (191,589)         (26,105)
                                                     -----------  ------------    -------------   ------------    -------------

    Total liabilities and shareholders'
      equity (deficit)                                $ 164,160    $  297,501      $    86,684     $ (191,621)     $   356,724
                                                     ===========  ============    =============   ============    =============

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS for the fiscal quarters ended July 4,1999 and June 28, 1998

                                                                                          1999
                                                     --------------------------------------------------------------------------
                                                         MSXI      GUARANTOR      NON-GUARANTOR                       MSXI
                                                       (ISSUER)   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     -----------  ------------    -------------   ------------    -------------
                                                                              (dollars in thousands)
                                                                                   (unaudited)
Net sales                                             $       -    $  292,715      $   53,491      $   (3,700)     $   342,506
Cost of sales                                                 -      (273,730)        (45,912)          3,700         (315,942)
                                                     -----------  ------------    -------------   ------------    -------------

     Gross profit                                             -        18,985            7,579              -           26,564
                                                                   .
Selling, general and administrative expenses                  -       (10,375)          (4,838)             -          (15,213)
Michigan Single Business Tax                                  -        (1,251)               -              -           (1,251)
                                                     -----------  ------------    -------------   ------------    -------------

     Operating income                                         -         7,359            2,741              -           10,100

Interest expense, net                                    (4,840)          255             (462)             -           (5,047)
Equity in subsidiary earnings                             6,262         1,394                -         (7,656)               -
                                                     -----------  ------------    -------------   ------------    -------------
 Income before income taxes                               1,422         9,008            2,279         (7,656)           5,053

Income tax provision (benefit)                           (1,643)        2,746              885              -            1,988
                                                     -----------  ------------    -------------   ------------    -------------
Net income (loss)                                     $   3,065    $    6,262      $    1,394      $   (7,656)     $     3,065
                                                     ===========  ============    =============   ============    =============



                                                                                          1998
                                                     --------------------------------------------------------------------------
                                                         MSXI      GUARANTOR      NON-GUARANTOR                       MSXI
                                                       (ISSUER)   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     -----------  ------------    -------------   ------------    -------------
                                                                              (dollars in thousands)
                                                                                   (unaudited)



Net sales                                            $        -    $  217,574      $    37,736     $        -      $   255,310
Cost of sales                                                 -      (203,052)         (32,022)             -         (235,074)
                                                     -----------  ------------    -------------   ------------    -------------

     Gross profit                                             -        14,522            5,714              -           20,236

Selling, general and administrative expenses                 (2)       (9,353)          (4,561)             -          (13,916)
Michigan Single Business Tax                                  -          (971)               -              -             (971)
                                                     -----------  ------------    -------------   ------------    -------------

     Operating income                                        (2)        4,198            1,153              -            5,349

Interest expense, net                                    (3,619)           40             (821)                         (4,400)
Equity in subsidiary earnings                             2,699           (97)               -         (2,602)               -
                                                     -----------  ------------    -------------   ------------    -------------
 Income (loss) before income taxes                         (922)        4,141              332         (2,602)             949

Income tax provision (benefit)                           (1,197)        1,442              429              -              674
                                                     -----------  ------------    -------------   ------------    -------------
Net income (loss)                                     $     275    $    2,699      $       (97)    $   (2,602)     $       275
                                                     ===========  ============    =============   ============    =============

MSX  INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)


8.  GUARANTOR AND NON GUARANTOR SUBSIDIARIES: - (CONTINUED)


MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS for the fiscal six month periods ended July 4, 1999 and June 28, 1998

                                                                                  1999
                                                  -----------------------------------------------------------------------------
                                                    MSXI          GUARANTOR       NON-GUARANTOR                      MSXI
                                                  (ISSUER)       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATING
                                                  ----------     ------------     ------------     ------------   -------------
                                                                             (dollars in thousands)
                                                                                  (unaudited)
Net sales                                         $       -       $ 580,570       $ 105,124       $  (3,700)      $ 681,994
Cost of sales                                             -        (544,934)        (89,892)          3,700        (631,126)
                                                  ---------       ---------       ---------       ---------       ---------
   Gross profit                                           -          35,636          15,232               -          50,868
Selling, general and administrative expenses              -         (19,420)         (9,944)              -         (29,364)
Michigan Single Business Tax                              -          (2,566)              -               -          (2,566)
                                                  ---------       ---------       ---------       ---------       ---------

   Operating income                                       -          13,650           5,288               -          18,938
Interest expense, net                                (9,161)            516          (1,061)              -          (9,706)
Equity in subsidiary earnings                        11,620           2,640               -         (14,260)              -
                                                  ---------       ---------       ---------       ---------       ---------
 Income before income taxes                           2,459          16,806           4,227         (14,260)          9,232

Income tax provision (benefit)                       (3,056)          5,186           1,587               -           3,717
                                                  ---------       ---------       ---------       ---------       ---------
  Net income (loss)                               $   5,515       $  11,620       $   2,640       $ (14,260)      $   5,515
                                                  =========       =========       =========       =========       =========

                                                                                   1998
                                                 -----------------------------------------------------------------------------
                                                    MSXI         GUARANTOR       NON-GUARANTOR                      MSXI
                                                  (ISSUER)      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATING
                                                 ----------     ------------     ------------    ------------    -------------
                                                                             (dollars in thousands)
                                                                                  (unaudited)
Net sales                                         $       -       $ 435,540       $  74,826       $               $ 510,366
Cost of sales                                                      (408,352)        (63,441)              -        (471,793)
                                                  ---------       ---------       ---------       ---------       ---------
Gross profit                                         -               27,188          11,385               -          38,573

Selling, general and administrative expenses             (2)        (17,991)         (8,427)              -         (26,420)
Michigan Single Business Tax                              -          (1,743)              -               -          (1,743)
                                                  ---------       ---------       ---------       ---------       ---------

Operating income                                         (2)          7,454           2,958               -          10,410

Interest expense, net                                (7,031)             72          (1,754)              -          (8,713)
Equity in subsidiary earnings                         5,295             353               -          (5,648)              -
                                                  ---------       ---------       ---------       ---------       ---------
 Income (loss) before income taxes                   (1,738)          7,879           1,204          (5,648)          1,697

Income tax provision (benefit)                       (2,391)          2,584             851               -           1,044
                                                  ---------       ---------       ---------       ---------       ---------
  Net income (loss)                               $     653       $   5,295       $     353       $  (5,648)      $     653
                                                  =========       =========       =========       =========       =========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS for the fiscal six month period ended July 4, 1999

                                                                    MSXI      GUARANTOR  NON-GUARANTOR                 MSXI
                                                                  (ISSUER)  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                 ---------- ------------ ------------- ------------ ------------
                                                                                     (dollars in thousands)
                                                                                          (unaudited)
Cash from (used for) operating activities:
   Net income (loss) before equity in earnings of subsidiaries   $ (6,105)   $   8,980    $ 2,640      $      -      $  5,515
   Equity in earnings of subsidiaries                              11,620        2,640          -       (14,260)            -
   Adjustments to reconcile net income to net cash
       from (used for) operating activities:
     Depreciation                                                       -        4,545      1,202             -         5,747
     Amortization                                                     298        1,291         55             -         1,644
     Deferred taxes                                                  (161)         942       (585)            -           196
     (Increase) decrease in receivables, net                            -      (12,394)    (6,024)            -       (18,418)
     (Increase) decrease in inventory                                   -          657          3             -           660
     (Increase) decrease in prepaid expenses and other assets          65       (1,475)    (2,078)            -        (3,488)
     Increase (decrease) in current liabilities                      (715)       4,348      4,735             -         8,368
     Other, net                                                         -          282         74             -           356
                                                                 --------    ---------    -------      --------      --------
       Net cash from (used for) operating activities                5,002        9,816         22       (14,260)          580
                                                                 --------    ---------    -------      --------      --------
Cash from (used for) investing activities:
   Capital expenditures                                                 -       (3,472)    (2,729)            -        (6,201)
   Acquisition of businesses, net of cash received                      -      (18,691)    (6,101)            -       (24,792)
   Proceeds from sale of property and equipment                         -          309        150             -           459
                                                                 --------    ---------    -------      --------      --------
      Net cash (used for) investing activities                          -      (21,854)    (8,680)            -       (30,534)
                                                                 --------    ---------    -------      --------      --------
Cash from (used for) financing activities:
     Intercompany                                                  (9,950)      10,281       (331)            -             -
     Investment in subsidiaries                                         -          659     (4,058)        3,399             -
     Equity in subsidiaries                                        (8,399)      (1,413)     3,970         5,842             -
     Changes in revolving debt                                     16,447          (63)    11,670             -        28,054
     Payment of contractual acquisition obligation                      -      (15,000)         -             -       (15,000)
     Changes in book overdraft                                          -       18,577       (125)            -        18,452
     Sale of Common Stock                                             120            -          -             -           120
     Other, net                                                         -           (1)        (1)            -            (2)
                                                                 --------    ---------    -------      --------      --------
       Net cash from (used for) financing activities               (1,782)      13,040     11,125         9,241        31,624
                                                                 --------    ---------    -------      --------      --------
Effect of foreign exchange rate changes on cash                    (3,220)      (1,803)    (2,182)        5,019        (2,186)
                                                                 --------    ---------    -------      --------      --------
Cash:
    Increase (decrease) for the period                                  -         (801)       285             -          (516)
    Balance, beginning of period                                        -        1,690      2,558             -         4,248
                                                                 --------    ---------    -------      --------      --------
    Balance, end of period                                       $      -    $     889    $ 2,843      $      -      $  3,732
                                                                 ========    =========    =======      ========      ========

MSX INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (dollars in thousands unless otherwise noted)

8.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS for the fiscal six month period ended June 28, 1998

                                                           MSXI        GUARANTOR     NON-GUARANTOR                       MSXI
                                                         (ISSUER)    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        ----------   ------------    ------------   ------------    ------------
                                                                                  (dollars in thousands)
                                                                                       (unaudited)
Cash from (used for) operating activities:
   Net income (loss) before equity in earnings of
   subsidiaries                                          $  (4,642)      $ 4,942       $    353           $     -      $    653
Equity in earnings of subsidiaries                           5,295           353              -            (5,648)            -
Adjustments to reconcile net income (loss) to net cash
  from (used for) operating activities:
Depreciation                                                     -         3,991          2,690                 -         6,681
Amortization                                                   168           477              -                             645
Deferred taxes                                              (1,197)          853            290                 -           (54)
(Increase) decrease in receivables                               -        12,129         (2,281)                -         9,848
(Increase) decrease in inventory                                 -            81              -                 -            81
(Increase) decrease in prepaid expenses and other assets    (5,089)        3,592           (819)                -        (2,316)
Increase (decrease) in current liabilities                   3,191       (13,290)         4,396                 -        (5,703)
Other, net                                                       -          (182)           374                43           235
                                                         ---------       -------       --------           -------      --------
Net cash from (used for) operating activities               (2,274)       12,946          5,003            (5,605)       10,070
                                                         ---------       -------       --------           -------      --------

Cash from (used for) investing activities:
Capital expenditures                                             -        (2,413)        (2,385)                -        (4,798)
                                                         ---------       -------       --------           -------      --------
Net cash (used for) investing activities:                        -        (2,413)        (2,385)                -        (4,798)
                                                         ---------       -------       --------           -------      --------

Cash from (used for) financing activities:
Intercompany                                                 2,653        (1,945)          (708)                -             -
Investment in subsidiaries                                       -           602          4,640            (5,242)            -
Equity in subsidiaries                                      (5,295)         (514)        (3,697)            9,506             -
Proceeds from long-term debt issues                         99,161           216              -                 -        99,377
Payment of long-term debt                                  (70,000)            -         (5,029)                -       (75,029)
Changes in revolving debt                                  (24,245)         (307)         2,146                 -       (22,406)
Changes in book overdraft                                        -        (8,264)             -                 -        (8,264)
Other, net                                                       -          (300)            (3)                -          (303)
                                                         ---------       -------       --------           -------      --------
Net cash (used for) from financing activities                2,274       (10,512)        (2,651)            4,264        (6,625)
                                                         ---------       -------       --------           -------      --------

Effect of foreign exchange rate changes on cash                  -        (1,359)          (435)            1,341          (453)
                                                         ---------       -------       --------           -------      --------

Cash:
(Decrease) for the period                                        -        (1,338)          (468)                -        (1,806)
Balance, beginning of period                                     -         2,449          9,126                 -        11,575
                                                         ---------       -------       --------           -------      --------
Balance, end of period                                   $       -       $ 1,111       $  8,658           $     -      $  9,769
                                                         =========       =======       ========           =======      ========

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES

         The Company's net sales for the quarter ended July 4, 1999 increased $87.2 million (34.2%) from $255.3 million to $342.5 million, as compared to the quarter ended June 28, 1998. For the fiscal six months ended July 4, 1999, net sales increased $171.6 million (33.6%) from $510.4 million to $682.0 million, as compared to the fiscal six months ended June 28, 1998. The increases in net sales resulted from internal growth of $57.7 million over the prior year quarter and $114.7 million over the prior year fiscal six months and sales from acquired businesses of $29.5 million over the prior year quarter and $56.9 million over the prior year fiscal six months.

         Net sales of the Company's Purchasing Support Services segment for the quarter ended July 4, 1999 was $170.8 million, an increase of $31.4 million (22.5%), as compared to $139.4 million for the quarter ended June 28, 1998. For the fiscal six months ended July 4, 1999, net sales of the Company's Purchasing Support Services segment was $341.1 million, an increase of $56.5 million (19.9%), as compared to $284.6 million for the fiscal six months ended June 28, 1998. The increases in net sales resulted from greater demand for customer administrative support services.

         Net sales of the Company's Outsourcing Services segment for the quarter ended July 4, 1999 was $186.8 million, an increase of $64.6 million (52.9%), as compared to $122.2 million for the quarter ended June 28, 1998. For the fiscal six months ended July 4, 1999, net sales of the Company's Outsourcing Services segment was $365.2 million, an increase of $128.3 million (54.2%), as compared to $236.9 million for the fiscal six months ended June 28, 1998. The increase in net sales results from internal growth and acquired businesses. The increase in net sales from internal growth over the prior year fiscal quarter and fiscal six months was $33.1 million (27.1%) and $66.9 million (28.2%), respectively. Increased net sales from acquired businesses over the prior year quarter and fiscal six months were $31.5 million and $61.4 million, respectively. Increased sales from existing business related to the opening of new locations, customers' consolidation of their supplier base and increased demand for automotive design and engineering services both in the United States and the United Kingdom.

         GROSS PROFIT

         Gross profit for the quarter ended July 4, 1999 increased $6.4 million (31.7%) from $20.2 million to $26.6 million, as compared to the quarter ended June 28, 1998. For the fiscal six months ended July 4, 1999, gross profit increased $12.3 million (31.9%) from $38.6 million to $50.9 million, as compared to the fiscal six months ended June 28, 1998. The increases resulted from improved sales volume and the acquisition of businesses.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- (CONTINUED)

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's selling, general and administrative expenses for the quarter ended July 4, 1999 increased $1.3 million (9.4%) from $13.9 million to $15.2 million, as compared to the quarter ended June 28, 1998. Selling, general and administrative expenses as a percentage of net sales for the quarter ended July 4, 1999 was 4.4% as compared to 5.4% for the prior year quarter ended June 28, 1998. For the fiscal six months ended July 4, 1999, selling, general and administrative expenses increased $3.0 million (11.4%) from $26.4 million to $29.4 million, as compared to the fiscal six months ended June 28, 1998. Selling, general and administrative expenses as a percentage of net sales for the fiscal six months ended July 4, 1999 was 4.3% as compared to 5.2% for the prior fiscal six months ended June 28, 1998. The decline as a percentage of net sales principally related to the continued consolidation of centralized administrative services and the increase in net sales volume during the period.

         OPERATING INCOME

         Principally as a result of the foregoing, offset by an increase in Michigan Single Business Tax of $0.3 million, and $0.9 million, respectively, the Company's operating income for the quarter ended July 4, 1999 and fiscal six months ended July 4, 1999 increased $4.7 million (87.0%) and $8.5 million (81.7%), respectively, over the prior year quarter and prior fiscal six months ended June 28, 1998. Operating income as a percentage of net sales for the quarter ended July 4, 1999 increased to 2.9% from 2.1%, as compared to the quarter ended June 28, 1998. Operating income as a percentage of net sales for the fiscal six months ended July 4, 1999 increased to 2.8% from 2.0%, as compared to the fiscal six months ended June 28, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are for the acquisition of businesses, capital expenditures, and working capital to support growth. These requirements have been met through a combination of bank debt, issuance of subordinated notes and cash from operations.

          In connection with its Outsourcing Services Segment, the Company typically pays its employees on a weekly basis and is reimbursed by its customers within invoicing terms, which is generally a 60 day period after it makes such payment. However, in connection with the Purchasing Support Services segment, the Company is reimbursed by its customers at approximately the same time it makes payment to suppliers.

         Net cash from operating activities decreased $9.5 million from $10.1 million for the fiscal six months ended June 28, 1998 as compared to $.6 million for the fiscal six months ended July 4, 1999. This use of cash from operating activities resulted from a change in receivables of $28.3 million during the fiscal six months ended July 4, 1999 as compared to the prior fiscal six months offset by an increase in net income of $4.8 million and a change in current liabilities of $14.1 million. The changes in receivables relate to increased sales volume and timing of customer collections.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

         Net cash used for investing activities increased $25.7 million from $4.8 million for the fiscal six months ended June 28, 1998, to $30.5 million for the fiscal six months ended July 4, 1999. This included an increase in cash used for business acquisitions of $24.8 million and an increase in capital expenditures. During the fiscal six months ended July 4, 1999, the Company acquired Rice Cohen International, a permanent placement staffing company based in Yardley, Pennsylvania and Management Resources International, Inc., a provider of training services and courseware in quality systems, based in Ann Arbor Michigan, with aggregate sales for both companies of approximately $10.0 million. Also during the fiscal six month period ended July 4, 1999, the Company acquired an approximate 25% interest in Cadform GmbH, a German company that provides product design and tooling services with sales of approximately $22 million. It also acquired a 30% interest in Quandoccorre Srl and Quandoccorre Interinale SpA, two affiliated Italian companies with combined sales of approximately $10 million. Quandoccorre Srl provides consulting services on a project basis and Quandoccorre Interinale SpA provides staffing services.

         Net cash from financing activities increased $38.2 million from $(6.6) million for the fiscal six months ended June 28, 1998 to $31.6 for the six month fiscal quarter ended July 4, 1999. Financing requirements during the fiscal six months ended July 4, 1999 increased primarily to support the acquisition of businesses and capital expenditures as noted above under cash used for investing activities, and included payment of a $15.0 million contractual acquisition obligation relating to the December, 1998 MegaTech Engineering, Inc. acquisition.

         On January 22, 1998, the Company issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes ("Series A Notes") maturing January 15, 2008. On August 20, 1998, the Company consummated an offer to exchange 11-3/8% Senior Subordinated Notes which had been registered under the Securities Act of 1933 for any and all outstanding Series A Notes. The Company's Registration Statement on Form S-4 with the Securities and Exchange Commission became effective July 22, 1998.

         On May 18, 1999, the Company issued, in a private placement, $30 million aggregate principle amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series B Notes"). The Series B Notes were issued, net of discount, at an aggregate amount of $29.4 million. These Series B Notes are substantially identical to, and rank pari passu in right of payment with, the Company's $100 million aggregate principal amount of 11-3/8% Senior Subordinated Notes. These Series B Notes will trade as separate securities prior to the consummation of an Exchange Offer relating to the Series B Notes (an "Exchange Offer"). The Company's Registration Statement on Form S-4 for the Exchange Offer became effective with the Securities and Exchange Commission on July 20, 1999. It is anticipated that an Exchange Offer will be consummated by August 19, 1999. The net proceeds received from the issuance of the Series B Notes were used to repay outstanding indebtedness under the Company's Credit Facility.

         Concurrent with the private placement of the Series A Notes, the Company entered into a $100 million credit facility with Bank One Corporation (the "Credit Facility") to replace a previous credit facility. On April 14, 1998, the Company syndicated the Credit Facility to add additional commercial lenders and amended and restated the Credit Facility to add a $30 million term loan portion. On the same date, the Company borrowed the full amount available under the term loan and used the funds to reduce outstanding balances under the revolving loan portion of the Credit Facility. As of July 4, 1999, $79.5 million was outstanding under the Credit Facility as amended and restated.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

         The Company's total indebtedness consists of Senior Subordinated Notes, borrowings under the Credit Facility and borrowings under various short-term arrangements. Additional information regarding these obligations is set forth in the Notes to the Company's Condensed Consolidated Financials Statements included in Item 1 of this report. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which may be affected by general economic conditions and other factors.


SUBSEQUENT EVENTS

         On August 6, 1999, the Company entered into a sale and leaseback transaction related to real property included as part of the acquisition of MegaTech Engineering, Inc. in December 1998. The Company sold the property, which included light commercial buildings, for $15 million and leased the facilities back from the new owner. The proceeds from the sale were used to reduce outstanding indebtedness under the Company's Credit Facility.


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

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- (CONTINUED)

YEAR 2000- (CONTINUED)

         Applications have been classified depending on the associated business unit or corporate sponsor. Managers are in place with responsibility for prioritization, assessment, remediation planning and implementation, and testing. Substantially all applications which are considered critical have completed the remediation and testing stage. Although there can be no assurances that the Company will identify and correct every Y2K defect, the Company believes it has in place a comprehensive program to identify, remediate and test all applicable applications.

         The Company has inventoried all facility systems (e.g., HVAC, security, telephones, etc.) worldwide. Non-compliance reports have been distributed to individual business units. Less than five percent of all facility systems were not Y2K compliant. Business units will replace, retire or repair facility systems as necessary.

         PCs and peripherals have been inventoried worldwide. All PCs were upgraded to ensure hardware and software compliance by the end of the first fiscal quarter of 1999. Substantially all network operations hardware and software have been upgraded and are compliant.

         The majority of third party providers and key suppliers have been contacted with a letter requesting Y2K status. Contingency plans have been developed based on the responses to supplier letters. The ability of key service providers, such as utility companies, to facilitate the Company's need is of paramount importance. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

         For its information technology, the Company currently uses a mid-range, non-mainframe based computer environment which is complemented by a series of local area networks ("LAN's") that are connected via a wide-area network ("WAN"). Enabled versions of the Company's financial, human resources and business systems are in place. The Company has tested these enabled versions and verified their compliance. The Company incorporates limited use of machinery and equipment with embedded technology.

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

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- (CONTINUED)

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

         The Company has both operating divisions and customers located in Europe. For the first six months of 1999, European revenues were approximately 14.2% of total revenue. The Company has operations in substantially all European Economic and Monetary Union participating countries, including the United Kingdom, which has elected not to participate in the Euro conversion at this time. The affected operations plan to make the Euro the functional currency sometime during the transition period, although certain of the Company's European operations have already entered into Euro-based transactions, such as bank borrowings and collection of accounts receivable.

         It is difficult to assess the competitive impact of the Euro conversion on the Company's operations, both in Europe and in the United States. In markets where sales are made in U.S. dollars, there may be pressure to denominate sales in the Euro. However, exchange risks resulting from sales denominated in Euros could be mitigated through hedging. The Company has implemented system software required for the Euro currency conversion and is currently assessing the impact the Euro conversion may have on items such as taxation and other issues.


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

PART II. - OTHER INFORMATION




ITEM 1.  Legal Proceedings
         Not applicable.



ITEM 2.  Change in Securities
         Not applicable.


ITEM 3.  Defaults Upon Senior Securities
         Not applicable.



ITEM 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.



ITEM 5.  Other Information
         Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

                 Exhibit 27 - Financial Data Schedule

         (b)     Reports on Form 8-K

                 (1) A Current Report on Form 8-K was filed by MSX
                     International, Inc. during the quarter ended July 4, 1999 reporting under Item 2, "Acquisition or
                     Disposition of Assets", the acquisition of MegaTech Engineering, Inc. Included under Item 7 of such report were the following exhibits:

                     (i) The audited financial statements of MegaTech Engineering, Inc. as of December 26, 1998 and December 31, 1997 and for each of the years ended December 26, 1999, December 31, 1997 and December 31, 1996.
                     (ii) MSX International, Inc. Pro Forma Consolidated
                          Income Statement for the fiscal year ended
                          January 3, 1999.

MSX INTERNATIONAL, INC.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 18, 1999

MSX INTERNATIONAL, INC.
(Registrant)

By: /s/ Frederick K. Minturn
        ----------------------------
        Frederick K. Minturn
        Executive Vice President and
        Chief Financial Officer


(Chief accounting officer
and authorized signatory)

                                  EXHIBIT INDEX


EXHIBIT                                                                                 SEQUENTIAL PAGE NO.
-------                                                                                 -------------------
Exhibit 12  -     Computation of Ratio of Earnings to Fixed Charges                              25



Exhibit 27  -     Financial Data Schedule                                                        26
