Form 10-Q
period 1999-10-03
MSX INTERNATIONAL INC
filed 1999-11-16
CIK 1059274

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended October 3, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to

                       Commission File number: 333-49821

                            MSX INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    38-3323099
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


275 REX BOULEVARD, AUBURN HILLS, MICHIGAN                    48326
(Address of principal executive offices)                   (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ----
================================================================================

MSX INTERNATIONAL, INC.
INDEX

PART I - FINANCIAL INFORMATION


       ITEM 1 - Financial Statements:                                                                             PAGES
           Consolidated Balance Sheets as of October 3, 1999 (Unaudited) and
               January 3, 1999........................................................................................1

           Consolidated Statements of Income (Unaudited) for the Fiscal Quarters and Fiscal Nine Month Periods
               Ended October 3, 1999 and September 27, 1998...........................................................2

           Consolidated Statements of Cash Flows (Unaudited) for the Fiscal Nine Month Periods
               Ended October 3, 1999 and September 27, 1998...........................................................3

           Notes to Consolidated Financial Statements (Unaudited).....................................................4


       ITEM 2 - Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...........................................................................15


PART II - OTHER INFORMATION

       ITEM 5 - Other Information....................................................................................19

       ITEM 6 - Exhibits and Reports on Form 8-K.....................................................................19


SIGNATURE............................................................................................................20

EXHIBIT INDEX........................................................................................................21

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
as of October 3, 1999 and January 3, 1999

                                                                                         OCTOBER 3,          JANUARY 3,
                                                                                            1999                1999
                                                                                         -----------         ----------
                                                                                         (unaudited)
ASSETS                                                                                         (dollars in thousands)
Current assets:
   Cash and cash equivalents                                                              $   9,125           $   4,248
   Receivables, net                                                                         242,555             208,451
   Inventory                                                                                  2,126               2,362
   Prepaid expenses and other assets                                                         10,253               5,559
   Deferred income taxes                                                                        829                 961
                                                                                          ---------           ---------
       Total current assets                                                                 264,888             221,581

Property and equipment, net of accumulated depreciation
   of $59,161 and $51,863, respectively                                                      38,013              35,265
Buildings held for sale                                                                        --                15,000
Goodwill and other intangibles, net of accumulated amortization
    of $4,779 and $2,521, respectively                                                       96,437              64,278
Other assets                                                                                 15,480               8,064
Deferred income taxes                                                                        11,886              12,536
                                                                                          ---------           ---------
       Total assets                                                                       $ 426,704           $ 356,724
                                                                                          =========           =========

LIABILITIES AND SHAREHOLDERS'  DEFICIT
Current liabilities:
   Notes payable and current portion of long-term debt                                    $   3,835           $   4,581
   Accounts payable and drafts                                                              107,552              89,886
   Accrued payroll and benefits                                                              29,659              23,286
   Other accrued liabilities                                                                 35,709              26,825
   Contractual acquisition obligation                                                            --              15,000
   Deferred income taxes                                                                      1,813               2,192
                                                                                          ---------           ---------
       Total current liabilities                                                            178,568             161,770
Long-term debt                                                                              227,171             180,356
Long-term deferred compensation liability and other                                           4,374               4,703
                                                                                          ---------           ---------
       Total liabilities                                                                    410,113             346,829
                                                                                          ---------           ---------

Redeemable Series A Preferred Stock, 500,000 shares authorized; 360,000 shares issued and outstanding; New Preferred Stock,
    1,000,000 shares authorized, no shares issued or outstanding                             36,000              36,000
                                                                                          ---------           ---------

Shareholders' deficit:
   Common stock, $.01 par value, 2,000,000 aggregate shares of Class A and
   Class B Common Stock authorized; 100,003 shares and 97,004 shares
      of Class A Common Stock issued and outstanding, respectively                                1                   1
   Additional paid-in capital                                                               (24,644)            (24,764)
   Accumulated other comprehensive loss                                                      (3,158)             (1,140)
   Retained earnings (accumulated deficit)                                                    8,392                (202)
                                                                                          ---------           ---------
       Total shareholders' deficit                                                          (19,409)            (26,105)
                                                                                          ---------           ---------
       Total liabilities and shareholders' deficit                                        $ 426,704           $ 356,724
                                                                                          =========           =========

        The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the fiscal quarters and fiscal nine month periods ended October 3, 1999 and September 27, 1998


                                                             FISCAL QUARTERS ENDED                 FISCAL NINE MONTHS ENDED
                                                      -----------------------------------     ----------------------------------
                                                        OCTOBER 3,         SEPTEMBER 27,        OCTOBER 3,         SEPTEMBER 27,
                                                           1999               1998                 1999                 1998
                                                        ----------          ----------          ----------          ----------
                                                                                    (in thousands)

Net sales                                               $  341,505          $  273,383          $1,023,499          $  783,749
Cost of sales                                              314,452             251,934             945,578             723,722
                                                        ----------          ----------          ----------          ----------

     Gross profit                                           27,053              21,449              77,921              60,027

Selling, general and administrative expenses                15,565              15,422              46,149              43,113
Amortization of goodwill and other intangibles                 805                 212               2,151                 689
                                                        ----------          ----------          ----------          ----------

     Operating income                                       10,683               5,815              29,621              16,225

Interest expense, net                                        5,643               4,263              15,349              12,976
                                                        ----------          ----------          ----------          ----------

     Income before income taxes                              5,040               1,552              14,272               3,249

Income tax provision                                         1,961                 684               5,678               1,728
                                                        ----------          ----------          ----------          ----------

     Net income                                         $    3,079          $      868          $    8,594          $    1,521
                                                        ==========          ==========          ==========          ==========

        The accompanying notes are an integral part of the consolidated financial statements.

MSX  INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the fiscal nine month periods ended October 3, 1999 and September 27, 1998


                                                                                 FISCAL NINE MONTHS ENDED
                                                                           ----------------------------------
                                                                              OCTOBER 3,       SEPTEMBER 27,
                                                                                1999               1998
                                                                           ---------------    ---------------
                                                                            (in thousands)
Cash flows from operating activities:
   Net income                                                                 $  8,594           $  1,521
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                             10,113             10,431
       Amortization                                                              2,626                999
       Deferred  taxes                                                             403             (1,331)
      (Increase) decrease in receivables, net                                  (27,989)            19,394
      (Increase) decrease in inventory                                             236               (442)
      (Increase) decrease in prepaid expenses and other assets                  (4,291)            (4,129)
       Increase (decrease) in current liabilities                               31,208             (7,675)
       Other, net                                                                 (551)              (614)
                                                                              --------           --------
          Net cash provided by operating activities                             20,349             18,154
                                                                              --------           --------

Cash flows from investing activities:
  Capital expenditures                                                         (12,847)            (8,748)
  Acquisition of businesses, net of cash received                              (44,991)            (3,783)
  Proceeds from sale of property and equipment                                  15,814                686
                                                                              --------           --------
          Net cash used for investing activities                               (42,024)           (11,845)
                                                                              --------           --------

Cash flows from financing activities:
     Net proceeds from long-term debt issues                                    27,632             99,377
     Payment of long-term debt                                                    --              (91,548)
     Changes in revolving debt                                                  15,047            (24,895)
     Payment of contractual acquisition obligation                             (15,000)              --
     Change in drafts                                                              771              2,929
     Sale of Common Stock                                                          120               --
     Other, net                                                                   --                 (233)
                                                                              --------           --------

          Net cash provided by (used for) financing activities                  28,570            (14,370)
                                                                              --------           --------

Effect of foreign exchange rate changes on cash and cash equivalents            (2,018)               435
                                                                              --------           --------

Cash and cash equivalents:
    Increase (decrease) for the period                                           4,877             (7,626)
    Balance, beginning of period                                                 4,248             11,575
                                                                              --------           --------

    Balance, end of period                                                    $  9,125           $  3,949
                                                                              ========           ========

        The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands unless otherwise stated)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         The accompanying financial statements represent the consolidated assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries ("MSXI"). We are principally engaged in the business of providing technical support services, primarily to automobile manufacturers and suppliers in the United States and Europe. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.

         All intercompany transactions and balances between subsidiaries of MSXI have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal nine-month periods ended October 3, 1999 and September 27, 1998 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 1999. Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 1999.


2.       ACQUISITIONS OF BUSINESSES:

         Effective September 17, 1999, we acquired 100% of the outstanding common stock of Chelsea Computer Consultants, Inc. ("Chelsea") from Staff Builders, Inc. The acquisition was funded with borrowings under our credit facility. Chelsea is a provider of information technology professionals in the areas of application development, networking, database design, enterprise and data modeling and hardware engineering with sales in excess of $30 million. Chelsea is headquartered in New York, New York and provides consulting and technical staff augmentation services to customers in the financial services, communications and manufacturing industries throughout North America. The acquisition of Chelsea was accounted for as a purchase. Accordingly, the assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet. The operating results of Chelsea have been included in our consolidated operating results from the date of acquisition.

         The following pro forma financial information is presented to illustrate the estimated effects of the acquisition of Chelsea, as if the transaction had occurred on December 27, 1997. The pro forma results do not necessarily represent what our results would have been had the transaction taken place on December 27, 1997 nor are they necessarily indicative of future results.


                                           FISCAL NINE MONTHS ENDED              FISCAL NINE MONTHS ENDED
                                                OCTOBER 3, 1999                     SEPTEMBER 27, 1998
                                        -------------------------------      ---------------------------------
                                         HISTORICAL        PRO FORMA          HISTORICAL          PRO FORMA
                                        -------------    --------------      --------------     --------------
       Net sales                          $1,023,499        $1,046,961           $ 783,749          $ 804,819
       Income before income taxes             14,272            13,821               3,249              3,676
       Net income                              8,594             7,928 (1)           1,521              1,955



(1) In anticipation of certain incremental business Chelsea began increasing its number of consultants during late 1998. The incremental business did not materialize and, as a result, consultant productivity was lower than usual during the early months of 1999. During the spring of 1999, when it became clear this incremental business would not materialize, Chelsea terminated the employment of about 70 consultants on staff. Chelsea's results of operations during 1999 were unfavorably impacted by the cost of these consultants, which Chelsea's management estimated at about $2.3 million, or $1.3 million after taxes. This information is provided to supplement the historical results of operations.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED (dollars in thousands unless otherwise stated)

         In addition to Chelsea, we completed several other acquisitions during the fiscal nine-month period ended October 3, 1999. The aggregate purchase price of 1999 acquisitions, including Chelsea, was about $45 million. Other acquisitions were:

         - The acquisition of Rice Cohen International, Inc. a permanent placement staffing company based in Yardley, Pennsylvania and Management Resources International, Inc. a provider of training services and courseware in quality systems based in Ann Arbor, Michigan. Aggregate annual sales for both companies approximated $10 million. The results of Rice Cohen International, Inc. and Management Resources, Inc. are not included in the pro forma financial information above as the amounts would not be material to our pro forma results.

         - The purchase of an approximate 25% interest in Cadform Engineering GmbH a German company that provides product design and tooling services with sales of about $12 million.

         - The purchase of a 30% interest in Quandoccorre Srl and Quandoccorre Interinale SpA, two affiliated Italian companies with combined sales of about $10 million. Quandoccorre Srl provides consulting services on a project basis and Quandoccorre Interinale SpA provides staffing services.

         The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid if the acquired entity's future operating results exceed targeted levels. Targeted levels are generally set substantially above the historical results of the acquired entity at the time of acquisition. Such additional consideration is recorded, when earned, as additional purchase price. In this regard, we settled certain contingencies during 1999, related to prior year acquisitions, which resulted in additional goodwill capitalization.

         During the third quarter of fiscal 1999, we entered into a sale-leaseback transaction related to property and facilities acquired as part of the MegaTech Engineering, Inc. acquisition in December 1998. The sale proceeds of $15 million were used to settle a contractual obligation related to the acquisition of MegaTech. The operating lease terms are substantially similar to our existing operating leases.


3.       DEBT:

         Debt is comprised of the following:


                                                   INTEREST RATES AT              OUTSTANDING AT
                                            -----------------------------   ---------------------------
                                             OCTOBER 3,       JANUARY 3,     OCTOBER 3,      JANUARY 3,
                                                1999             1999           1999            1999
                                            -------------    ------------   ------------   ------------
Senior Subordinated Notes                        11.375%          11.375%     $ 130,000     $ 100,000
Credit Facilities:
   Short-term revolving credit              3.83 - 6.58%     7.03 - 7.75%        51,155        26,238
   Daily swingline borrowing                       6.70%     6.75 - 7.81%        16,016        24,118
   Term loan                                       6.89%            7.29%        30,000        30,000

Fleet Central Billing- Finance Facility            6.82%            8.69%         2,482         4,581
Chelsea Credit Facility                           10.25%            -             1,353             -
                                                                              ---------     ---------
                                                                                231,006       184,937
Less current portion                                                              3,835         4,581
                                                                              ---------     ---------

Total long-term debt                                                          $ 227,171     $ 180,356
                                                                              =========     =========

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED (dollars in thousands unless otherwise stated)


         On May 18, 1999, we issued, in a private placement, $30 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series B Notes"). The Series B Notes are substantially identical to, and rank equally in right of payment with, our $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes issued during 1998. The net proceeds from the issuance of the Series B Notes were used to repay amounts previously outstanding under our credit facility. On September 10, 1999, we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933, for any and all outstanding Series B Notes. Recent developments in our available financing sources are described in Note 7 of these financial statements and additional information regarding our guarantor subsidiaries is included in Note 8.

         As of October 3, 1999, Chelsea Computer Consultants, Inc., which was acquired in September 1999, maintains a financing arrangement that provides for lines of credit up to 90% of its eligible accounts receivable, not to exceed a maximum line of credit of $6 million. The arrangement, which bears interest at the prevailing prime lending rate plus 2 percent, expires on March 31, 2000. Borrowings under the arrangement are collateralized by a security interest in Chelsea's accounts receivable.

         As of October 3, 1999, $97.2 million was outstanding under our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.


4.       REDEEMABLE SERIES A PREFERRED STOCK:

          Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of October 3, 1999, we have not declared any dividends. Accordingly, no dividends have been paid or accrued. Dividends accumulated but not declared totaled about $13.6 million as of October 3, 1999.


5.       COMPREHENSIVE INCOME:

          Our comprehensive income was:

                                                             FISCAL QUARTER ENDED           FISCAL NINE MONTHS ENDED
                                                           ---------------------------     ----------------------------
                                                           OCTOBER 3,    SEPTEMBER 27,     OCTOBER 3,     SEPTEMBER 27,
                                                             1999            1998            1999             1998
                                                           ----------    -------------     ----------     -------------
Net income                                                  $ 3,079         $   868         $ 8,594          $ 1,521
Other comprehensive income / (loss) - foreign
  currency translation adjustments, net of tax                  168             888          (2,018)             435
                                                            -------         -------         -------          -------
Comprehensive income                                        $ 3,247         $ 1,756         $ 6,576          $ 1,956
                                                            =======         =======         =======          =======

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED (dollars in thousands unless otherwise stated)


6.       SEGMENT INFORMATION:

         Summarized below is the segment information for the fiscal quarters and the fiscal nine-month periods ended October 3, 1999 and September 27, 1998. The segment data includes inter-segment sales as well as charges allocating corporate selling, general and administrative expense to each of the operating segments. We evaluate the performance of our operating segments based on earnings before interest and taxes (EBIT). For purposes of EBIT calculations, taxes include the Michigan Single Business Tax, which is included as a component of selling, general and administrative expense.


                                FISCAL QUARTER ENDED                                     FISCAL QUARTER ENDED
                                  OCTOBER 3, 1999                                         SEPTEMBER 27, 1998
         ------------------------------------------------------------ ---------------------------------------------------------
             PURCHASING                                                   PURCHASING
              SUPPORT       OUTSOURCING                                    SUPPORT       OUTSOURCING
              SERVICES        SERVICES      OTHER (1)       TOTAL          SERVICES       SERVICES      OTHER (1)       TOTAL
         --------------- --------------- ------------ --------------- --------------- -------------- ------------- ------------
 Sales        $ 163,614       $ 191,042      $(13,151)     $ 341,505       $ 153,387      $ 127,744       $ (7,748)  $ 273,383

 EBIT             1,357          10,836             -         12,193           1,180          5,625              -       6,805


                            FISCAL NINE MONTHS ENDED                                FISCAL NINE MONTHS ENDED
                                  OCTOBER 3, 1999                                       SEPTEMBER 27, 1998
         ------------------------------------------------------------ ---------------------------------------------------------
           PURCHASING                                                   PURCHASING
            SUPPORT       OUTSOURCING                                    SUPPORT       OUTSOURCING
            SERVICES        SERVICES      OTHER (1)       TOTAL          SERVICES       SERVICES      OTHER (1)       TOTAL
         --------------- --------------- ------------ --------------- --------------- -------------- ------------- ------------
 Sales        $ 504,736       $ 556,207      $(37,444)     $1,023,499      $ 438,005      $ 364,606      $(18,862)  $ 783,749

 EBIT             3,966          29,731            -           33,697          2,506         16,452             -      18,958


        (1) Other represents the elimination of inter-segment sales that are generated by our Purchasing Support Services segment.



         A reconciliation of total segment EBIT to consolidated income before income taxes is as follows:



                                                         FISCAL QUARTER ENDED                FISCAL NINE MONTHS ENDED
                                                   ----------------------------------     --------------------------------
                                                    OCTOBER 3,         SEPTEMBER 27,         OCTOBER 3,     SEPTEMBER 27,
                                                       1999                1998                1999              1998
                                                   --------------   -----------------     -------------   ----------------
Total EBIT                                         $     12,193     $          6,805      $     33,697    $        18,958
Interest expense                                         (5,643)              (4,263)          (15,349)           (12,976)
Michigan Single Business Tax                             (1,510)                (990)           (4,076)            (2,733)
                                                   --------------   -----------------     -------------   ----------------
Consolidated income before income taxes            $      5,040     $          1,552      $     14,272    $         3,249
                                                   ==============   =================     =============   ================

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED (dollars in thousands unless otherwise stated)


7.       SUBSEQUENT EVENTS:

         Subsequent to October 3, 1999, we signed a commitment letter with Bank One Corporation to provide additional funding, on a best efforts basis, under an amended and restated credit facility. We anticipate closing on the new facility in the next few weeks. The amended and restated credit facility will replace our existing credit facility and will expire 5 years from the date of closing. Terms of the revolving credit portion of the amended and restated facility will be substantially similar to terms under the old facility. The $30 million term loan portion of our credit facility, as amended and restated, will mature in 2004 with principal payments due quarterly, on a graduated basis, until maturity.

        An additional $50 million seven year senior secured institutional term loan will be included in the amended and restated credit facility. The $50 million term loan may be increased to as much as $75 million on the same terms. Principal payments of 1% of the institutional term loan commitment will be payable quarterly in years one through six with the balance payable in year seven. Interest will be payable quarterly and accrue at an annual floating rate, as defined in the agreement. The proceeds from the $50 million term loan will be used to repay amounts outstanding under the revolving credit portion of our credit facility.


8.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

         In connection with our $130 million of senior subordinated notes outstanding, each of our significant domestic restricted subsidiaries, as defined in the related bond indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guarantee our performance as primary obligors. The following condensed consolidating financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries as set forth below. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that those financial statements would not be material to the holders of the senior subordinated notes.

         The Guarantor Subsidiaries account for their investments in non-guarantor subsidiaries, if any, on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED (dollars in thousands unless otherwise noted)

8.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of October 3, 1999

                                                                  MSXI       GUARANTOR     NON-GUARANTOR                   MSXI
                                                                (ISSUER)    SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                ---------   ------------   -------------  ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $      --      $   4,879     $   4,246     $      --      $   9,125
   Receivables, net                                                    --        178,177        64,378            --        242,555
   Inventory                                                           --          2,088            38            --          2,126
   Prepaid expenses and other assets                                  439          5,580         4,234            --         10,253
   Deferred income taxes                                               --            381           448            --            829
                                                                ---------      ---------     ---------     ---------      ---------
      Total current assets                                            439        191,105        73,344            --        264,888

Property and equipment, net                                            --         23,281        14,732            --         38,013
Goowill and other intangibles, net                                     --         92,931         3,506            --         96,437
Investment in subsidiaries                                        166,708         39,142         6,372      (205,850)         6,372
Other assets                                                        6,220          2,213           675            --          9,108
Deferred income taxes                                               1,071          7,194         3,621            --         11,886
                                                                ---------      ---------     ---------     ---------      ---------

      Total assets                                              $ 174,438      $ 355,866     $ 102,250     $(205,850)     $ 426,704
                                                                =========      =========     =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion of long-term debt          $      --      $   1,353     $   2,482     $      --      $   3,835
   Accounts payable and drafts                                         --         91,959        15,593            --        107,552
   Accrued liabilities                                             (5,680)        53,277        17,803           (32)        65,368
   Deferred income taxes                                               --          1,813            --            --          1,813
                                                                ---------      ---------     ---------     ---------      ---------
        Total current liabilities                                  (5,680)       148,402        35,878           (32)       178,568

Long-term debt                                                    209,250             --        17,921            --        227,171
Intercompany accounts                                             (74,680)        47,044        27,636            --             --
Long-term deferred compensation liability and other                    --          4,374            --            --          4,374
                                                                ---------      ---------     ---------     ---------      ---------
        Total liabilities                                         128,890        199,820        81,435           (32)       410,113
                                                                ---------      ---------     ---------     ---------      ---------

Redeemable Series A Preferred Stock                                36,000             --            --            --         36,000
                                                                ---------      ---------     ---------     ---------      ---------

Shareholders' equity (deficit)                                      9,548        156,046        20,815      (205,818)       (19,409)
                                                                ---------      ---------     ---------     ---------      ---------

       Total liabilities and shareholders' equity (deficit)     $ 174,438      $ 355,866     $ 102,250     $(205,850)     $ 426,704
                                                                =========      =========     =========     =========      =========

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED) (dollars in thousands unless otherwise noted)


8.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)


MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 3, 1999

                                                                  MSXI         GUARANTOR    NON-GUARANTOR                   MSXI
                                                                (ISSUER)     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                --------     ------------   ------------  ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $      --      $   1,690     $   2,558     $      --      $   4,248
   Receivables, net                                                    --        145,715        62,736            --        208,451
   Inventory                                                           --          2,315            47            --          2,362
   Prepaid expenses and other assets                                  530          3,499         1,530            --          5,559
   Deferred income taxes                                               --             --           961            --            961
                                                                ---------      ---------     ---------     ---------      ---------
     Total current assets                                             530        153,219        67,832            --        221,581

Property and equipment, net                                            --         23,255        12,010            --         35,265
Buildings held for sale                                                --         15,000            --            --         15,000
Goodwill and other intangibles, net                                    --         60,620         3,658            --         64,278
Investment in subsidiaries                                        157,918         33,703            --      (191,621)            --
Other assets                                                        4,801          2,904           359            --          8,064
Deferred income taxes                                                 911          8,800         2,825            --         12,536
                                                                ---------      ---------     ---------     ---------      ---------
     Total assets                                               $ 164,160      $ 297,501     $  86,684     $(191,621)     $ 356,724
                                                                =========      =========     =========     =========      =========



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable and current portion
      of long-term debt                                         $      --      $      --     $   4,581     $      --      $   4,581
   Accounts payable and drafts                                         --         74,705        15,181            --         89,886
   Accrued liabilities                                                695         40,362         9,086           (32)        50,111
   Contractual acquisition obligation                                  --         15,000            --            --         15,000
   Deferred income taxes                                               --            930         1,262            --          2,192
                                                                ---------      ---------     ---------     ---------      ---------
     Total current liabilities                                        695        130,997        30,110           (32)       161,770


Long-term debt                                                    173,238             --         7,118            --        180,356
Intercompany accounts                                             (55,748)        26,916        28,832            --             --
Long-term deferred compensation liability and other                    --          4,629            74            --          4,703
                                                                ---------      ---------     ---------     ---------      ---------
     Total liabilities                                            118,185        162,542        66,134           (32)       346,829
                                                                ---------      ---------     ---------     ---------      ---------

Redeemable Series A Preferred Stock                                36,000             --            --            --         36,000
                                                                ---------      ---------     ---------     ---------      ---------
Shareholders' equity (deficit)                                      9,975        134,959        20,550      (191,589)       (26,105)
                                                                ---------      ---------     ---------     ---------      ---------

    Total liabilities and shareholders' equity (deficit)        $ 164,160      $ 297,501     $  86,684     $(191,621)     $ 356,724
                                                                =========      =========     =========     =========      =========

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED (dollars in thousands unless otherwise noted)

8.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME for the fiscal quarters ended October 3, 1999 and September 27, 1998.

                                                                   FISCAL QUARTER ENDED OCTOBER 3, 1999
                                                   ---------------------------------------------------------------------
                                                     MSXI        GUARANTOR     NON-GUARANTOR                    MSXI
                                                   (ISSUER)     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   --------     ------------   ------------- ------------   ------------
Net sales                                          $      --      $ 291,921      $  55,512     $  (5,928)     $ 341,505
Cost of sales                                             --        271,289         49,091        (5,928)       314,452
                                                   ---------      ---------      ---------     ---------      ---------

     Gross profit                                         --         20,632          6,421            --         27,053

Selling, general and administrative expenses              --         10,323          5,242            --         15,565
Amortization of goodwill and other intangibles            --            753             52            --            805
                                                   ---------      ---------      ---------     ---------      ---------

     Operating income                                     --          9,556          1,127            --         10,683

Interest expense (income), net                         5,200           (230)           673            --          5,643
Equity in subsidiary earnings                          6,311            121             --        (6,432)            --
                                                   ---------      ---------      ---------     ---------      ---------
  Income before income taxes                           1,111          9,907            454        (6,432)         5,040

Income tax provision (benefit)                        (1,968)         3,596            333            --          1,961
                                                   ---------      ---------      ---------     ---------      ---------
  Net income                                       $   3,079      $   6,311      $     121     $  (6,432)     $   3,079
                                                   =========      =========      =========     =========      =========
                                                                   FISCAL QUARTER ENDED SEPTEMBER 27, 1998
                                                   ---------------------------------------------------------------------
                                                     MSXI        GUARANTOR     NON-GUARANTOR                    MSXI
                                                   (ISSUER)     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   --------     ------------   ------------- ------------   ------------
Net sales                                          $      --      $ 228,262      $  45,121     $      --      $ 273,383
Cost of sales                                             --        213,176         38,758            --        251,934
                                                   ---------      ---------      ---------     ---------      ---------

     Gross profit                                         --         15,086          6,363            --         21,449

Selling, general and administrative expenses               9         11,009          4,404            --         15,422
Amortization of goodwill and other intangibles            --            188             24            --            212
                                                   ---------      ---------      ---------     ---------      ---------

     Operating income (loss)                              (9)         3,889          1,935            --          5,815

Interest expense (income), net                         4,657         (1,378)           984            --          4,263
Equity in subsidiary earnings                          3,947            515             --        (4,462)            --
                                                   ---------      ---------      ---------     ---------      ---------
 Income (loss) before income taxes                      (719)         5,782            951        (4,462)         1,552

Income tax provision (benefit)                        (1,587)         1,835            436            --            684
                                                   ---------      ---------      ---------     ---------      ---------
  Net income                                       $     868      $   3,947      $     515     $  (4,462)     $     868
                                                   =========      =========      =========     =========      =========


MSX INERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED (dollars in thousands unless otherwise noted)

8.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME for the fiscal nine month periods ended October 3,1999 and September 27, 1998

                                                                    FISCAL NINE MONTHS ENDED OCTOBER 3, 1999
                                                   -------------------------------------------------------------------------
                                                     MSXI          GUARANTOR     NON-GUARANTOR                     MSXI
                                                   (ISSUER)       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   --------       ------------   -------------  ------------    ------------
Net sales                                          $       --      $  868,791      $  164,336     $   (9,628)     $1,023,499
Cost of sales                                              --         812,523         142,683         (9,628)        945,578
                                                   ----------      ----------      ----------     ----------      ----------

     Gross profit                                          --          56,268          21,653             --          77,921

Selling, general and administrative expenses               --          31,018          15,131             --          46,149
Amortization of goodwill and other intangibles             --           2,044             107             --           2,151
                                                   ----------      ----------      ----------     ----------      ----------

     Operating income                                      --          23,206           6,415             --          29,621

Interest expense (income), net                         14,361            (746)          1,734             --          15,349
Equity in subsidiary earnings                          17,931           2,761              --        (20,692)             --
                                                   ----------      ----------      ----------     ----------      ----------
 Income before income taxes                             3,570          26,713           4,681        (20,692)         14,272

Income tax provision (benefit)                         (5,024)          8,782           1,920             --           5,678
                                                   ----------      ----------      ----------     ----------      ----------
  Net income                                       $    8,594      $   17,931      $    2,761     $  (20,692)     $    8,594
                                                   ==========      ==========      ==========     ==========      ==========

                                                               FISCAL NINE MONTHS ENDED SEPTEMBER 27, 1998
                                                   ---------------------------------------------------------------------
                                                     MSXI        GUARANTOR     NON-GUARANTOR                   MSXI
                                                   (ISSUER)     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   --------     -------------   -------------  ------------  ------------
 Net sales                                          $      --      $  663,802      $  119,947     $       --      $  783,749
 Cost of sales                                             --         621,523         102,199             --         723,722
                                                   ----------       ---------      ----------     ----------      ----------

      Gross profit                                         --          42,279          17,748             --          60,027

 Selling, general and administrative expenses              11          30,271          12,831             --          43,113
 Amortization of goodwill and other intangibles            --             665              24             --             689
                                                   ----------       ---------      ----------     ----------      ----------

      Operating income (loss)                             (11)         11,343           4,893             --          16,225

 Interest expense (income), net                        11,688          (1,450)          2,738             --          12,976
 Equity in subsidiary earnings                          9,242             868              --        (10,110)             --
                                                   ----------       ---------      ----------     ----------      ----------
  Income (loss) before income taxes                    (2,457)         13,661           2,155        (10,110)          3,249

 Income tax provision (benefit)                        (3,978)          4,419           1,287             --           1,728
                                                   ----------       ---------      ----------     ----------      ----------
   Net income (loss)                                $   1,521       $   9,242      $      868     $  (10,110)     $    1,521
                                                   ==========       =========      ==========     ==========      ==========

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED (dollars in thousands unless otherwise noted)

8.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS for the fiscal nine month period ended October 3, 1999

                                                                     MSXI       GUARANTOR   NON-GUARANTOR                   MSXI
                                                                   (ISSUER)    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                   --------    ------------ -------------  ------------ ------------
Cash flows from operating activities:
   Net income (loss) before equity in earnings of subsidiaries     $ (9,337)     $ 15,170      $  2,761      $     --      $  8,594
   Equity in earnings of subsidiaries                                17,931         2,761            --       (20,692)           --
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation                                                        --         6,767         3,346            --        10,113
     Amortization                                                       475         2,044           107            --         2,626
     Deferred taxes                                                    (161)        2,109        (1,545)           --           403
     (Increase) decrease in receivables, net                             --       (26,510)       (1,479)           --       (27,989)
     (Increase) decrease in inventory                                    --           227             9            --           236
     (Increase) decrease in prepaid expenses and other assets            91        (1,687)       (2,695)           --        (4,291)
     Increase (decrease) in current liabilities                      (6,374)       26,402        11,180            --        31,208
     Other, net                                                          --          (134)         (386)          (31)         (551)
                                                                   --------      --------      --------      --------      --------
       Net cash provided by operating activities                      2,625        27,149        11,298       (20,723)       20,349
                                                                   --------      --------      --------      --------      --------

Cash flows from investing activities:
   Capital expenditures                                                  --        (6,799)       (6,048)           --       (12,847)
   Acquisition of businesses, net of cash received                       --       (38,695)       (6,296)           --       (44,991)
   Proceeds from sale of property and equipment                          --        15,627           187            --        15,814
                                                                   --------      --------      --------      --------      --------
      Net cash used for investing activities                             --       (29,867)      (12,157)           --       (42,024)
                                                                   --------      --------      --------      --------      --------

Cash flows from financing activities:
     Intercompany                                                   (18,933)       21,284        (2,382)           31            --
     Investment in subsidiaries                                     (25,448)       10,903        (9,589)       24,134            --
     Equity in subsidiaries                                          10,570       (12,075)        9,631        (8,126)           --
     Changes in debt                                                 34,118          (142)        8,703            --        42,679
     Payment of contractual acquisition obligation                       --       (15,000)           --            --       (15,000)
     Changes in drafts                                                   --         2,572        (1,801)           --           771
     Sale of Common Stock                                               120            --            --            --           120
     Other, net                                                          --            --            --            --            --
                                                                   --------      --------      --------      --------      --------
       Net cash provided by financing activities                        427         7,542         4,562        16,039        28,570
                                                                   --------      --------      --------      --------      --------
Effect of foreign exchange rate changes on cash
     and cash equivalents                                            (3,052)       (1,635)       (2,015)        4,684        (2,018)
                                                                   --------      --------      --------      --------      --------

Cash and cash equivalents:
    Increase for the period                                              --         3,189         1,688            --         4,877
    Balance, beginning of period                                         --         1,690         2,558            --         4,248
                                                                   --------      --------      --------      --------      --------
    Balance, end of period                                         $     --      $  4,879      $  4,246      $     --      $  9,125
                                                                   ========      ========      ========      ========      ========

MSX  INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED) - (CONTINUED) (dollars in thousands unless otherwise noted)




8.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS for the fiscal nine month period ended September 27, 1998


                                                                     MSXI       GUARANTOR   NON-GUARANTOR                   MSXI
                                                                   (ISSUER)    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                   --------    ------------  ------------  ------------ ------------

Cash flows from operating activities:
   Net income (loss) before equity in earnings of subsidiariies    $ (7,721)     $  8,374      $    868      $     --      $  1,521
   Equity in earnings of subsidiaries                                 9,242           868            --       (10,110)           --
   Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation                                                         --         5,880         4,551            --        10,431
    Amortization                                                        310           665            24            --           999
    Deferred taxes                                                   (2,784)        1,478           (25)           --        (1,331)
    (Increase) decrease in receivables                                   --        25,120        (5,726)           --        19,394
    (Increase) decrease in inventory                                     --          (442)           --            --          (442)
    (Increase) decrease in prepaid expenses and other assets         (5,150)        3,312        (2,291)           --        (4,129)
    Increase (decrease) in current liabilities                          147       (14,667)        6,845            --        (7,675)
    Other, net                                                           --          (611)          (46)           43          (614)
                                                                   --------      --------      --------      --------      --------
      Net cash provided by (used for) operating activities           (5,956)       29,977         4,200       (10,067)       18,154
                                                                   --------      --------      --------      --------      --------

Cash flows from investing activities:
  Capital expenditures                                                   --        (3,677)       (5,071)           --        (8,748)
  Acquisition of business, net if cash received                          --            --        (3,783)           --        (3,783)
  Proceeds from sale of property and equipment                           --           274           412            --           686
                                                                   --------      --------      --------      --------      --------
      Net cash used for investing activities:                            --        (3,403)       (8,442)           --       (11,845)
                                                                   --------      --------      --------      --------      --------
Cash flows from financing activities:
  Intercompany                                                       21,870       (28,013)        6,143            --            --
  Investment in subsidiaries                                             --           602         4,661        (5,263)           --
  Equity in subsidiaries                                             (9,242)       (1,019)       (3,697)       13,958            --
  Net proceeds from long-term debt issues                            99,161           216            --            --        99,377
  Payment of long-term debt                                         (81,444)           --       (10,104)           --       (91,548)
  Changes in revolving debt                                         (24,389)         (163)         (343)           --       (24,895)
  Changes in drafts                                                      --         1,184         1,745            --         2,929
  Other, net                                                             --          (300)           36            31          (233)
                                                                   --------      --------      --------      --------      --------
      Net cash provided by (used for) financing activities            5,956       (27,493)       (1,559)        8,726       (14,370)
                                                                   --------      --------      --------      --------      --------
Effect of foreign exchange rate changes on cash
  and cash equivalents                                                   --        (1,350)          444         1,341           435
                                                                   --------      --------      --------      --------      --------
Cash and cash equivalents:
  Decrease for the period                                                --        (2,269)       (5,357)           --        (7,626)
  Balance, beginning of period                                           --         2,449         9,126            --        11,575
                                                                   --------      --------      --------      --------      --------
  Balance, end of period                                           $     --      $    180      $  3,769      $     --      $  3,949
                                                                   ========      ========      ========      ========      ========


MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES

         Consolidated net sales and changes in net sales by segment for the fiscal quarters and fiscal nine months ended October 3, 1999 and September 27, 1998 were:


                                                                                   CHANGE
                                           OCTOBER 3,     SEPTEMBER 27,      -------------------
                                             1999             1998                 $         %
                                      ------------------ ---------------     -------------- ----
                                                              (dollars in thousands)
FISCAL QUARTER:
   Purchasing Support Services        $  163,614       $ 153,387           $ 10,227         6.7%
   Outsourcing Services                  191,042         127,744             63,298        49.6%
   Eliminations                          (13,151)         (7,748)            (5,403)        n/a
                                      ----------------------------------------------------------
      Consolidated net sales          $  341,505       $ 273,383           $ 68,122        24.9%
                                      ==========================================================

FISCAL NINE MONTHS:
   Purchasing Support Services        $  504,736       $ 438,005           $ 66,731        15.2%
   Outsourcing Services                  556,207         364,606            191,601        52.6%
   Eliminations                          (37,444)        (18,862)           (18,582)        n/a
                                      ----------------------------------------------------------
      Consolidated net sales          $1,023,499       $ 783,749           $239,750        30.6%
                                      ==========================================================


          The increase in consolidated net sales resulted from internal growth and incremental sales from acquired businesses. Incremental sales from acquired businesses primarily impacted our Outsourcing Services segment. The increases in net sales of our Purchasing Support Services segment resulted from greater demand for customer administrative support services. The increases in net sales of our Outsourcing Services segment are comprised of:


                                 QUARTER ENDED        % OF        NINE MONTHS ENDED        % OF
INCREASE FROM                   OCTOBER 3, 1999     INCREASE       OCTOBER 3, 1999        INCREASE
-------------                   ---------------     --------       ---------------        --------
                                                      (dollars in thousands)
Internal growth                     $ 31,584          49.9%             $102,415            53.5%
Acquired business                     31,714          50.1%               89,186            46.5%
                                    --------         -----              --------           -----
   Total                            $ 63,298         100.0%             $191,601           100.0%
                                    ========         =====              ========           =====


          Increased sales from existing businesses primarily resulted from the opening of new locations, customers' consolidation of their supplier base and increased demand for automotive design and engineering services both in the United States and the United Kingdom.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

          OPERATING INCOME


          Our consolidated operating income and changes in operating income for the periods presented were:


                                                                                        CHANGE
                                          OCTOBER 3,      SEPTEMBER 27,      ---------------------------
                                            1999              1998                 $             %
                                      ------------------ ---------------     -------------- ------------
                                                              (dollars in thousands)
FISCAL QUARTER:
  Operating income                        $ 10,683          $  5,815           $  4,868       83.7%
  % of sales                                   3.1%              2.1%               n/a        n/a

FISCAL NINE MONTHS:
  Operating income                        $ 29,621          $ 16,225           $ 13,396       82.6%
  % of sales                                   2.9%              2.1%               n/a        n/a


         Overall, operating income improved during both periods due to improved sales volumes of existing businesses, our efforts to reduce administrative costs and the accretive impact of businesses acquired during 1998 and 1999. Gross profit, as a percentage of sales, remained consistent during the fiscal quarter and nine month periods. Selling, general and administrative expenses as a percentage of net sales for the fiscal quarter ended October 3, 1999 were 4.6% as compared to 5.6% for the quarter ended September 27, 1998. Selling, general and administrative expenses as a percentage of net sales for the fiscal nine months ended October 3, 1999 were 4.5% as compared to 5.5% for the fiscal nine months ended September 27, 1998. The 1% improvement as a percentage of net sales principally related to the continued consolidation of centralized administrative services, cost reduction efforts and the increase in net sales volume during the periods.

          NET INCOME

          Principally as a result of the foregoing and decreases in our effective income tax rate, net income improved by $2.2 million for the fiscal quarter and by $7.1 million for the fiscal nine months ended October 3, 1999 compared to 1998. For the fiscal nine-month periods ended October 3, 1999 and September 27, 1998, the effective income tax rate was 39.8% and 53.2%, respectively. The decrease in our effective income tax rate resulted from the increased ratio of earnings to non-deductible expenses and a decrease in certain foreign statutory effective income tax rates. Improvements in operating income and income taxes were partially offset by increased interest expense related to incremental borrowings on our credit facility and the issuance of $30 million in subordinated notes during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS

         General. Our principal capital requirements are for the acquisition of businesses, capital expenditures, and working capital to support growth. These requirements have been met through a combination of bank debt, issuance of subordinated notes and cash from operations. Cash balances were unusually high as of October 3, 1999 due primarily to the timing of cash receipts and the payment of related obligations. Cash balances in excess of amounts required to fund daily operations are used to pay down amounts outstanding under the revolving credit portion of our credit facility.

          In connection with its Outsourcing Services segment, the Company typically pays its employees on a weekly basis and is reimbursed by its customers within invoicing terms, which is generally a 60-day period after it makes such payment. In connection with the Purchasing Support Services segment, the Company is reimbursed by its customers at approximately the same time it makes payment to suppliers.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Operating Activities. Net cash provided by operating activities increased $2.2 million to $20.4 million for the fiscal nine months ended October 3, 1999 as compared to $18.2 million for the fiscal nine months ended September 27, 1998. Cash generated during 1999 reflects improved earnings and the timing of collection of receivables and payments of accounts payable and accrued expenses. Increases in accounts receivable due to timing during 1999 were more than offset by increases in current liabilities.

         Investing Activities. Net cash used for investing activities increased $30.2 million from $11.8 million for the fiscal nine months ended September 27, 1998, to $42 million for the fiscal nine months ended October 3, 1999. This included an increase in cash used for business acquisitions of $41.2 million and an increase in capital expenditures. See Note 2 of our consolidated financial statements for additional information on businesses acquired during 1999. Increases in cash used for business acquisitions and capital expenditures were partially offset by proceeds from sales of property and equipment. During the third quarter of fiscal 1999, we entered into a sale-leaseback transaction related to property and facilities acquired as part of the MegaTech Engineering, Inc. acquisition in December 1998. The sale proceeds of $15 million were used to settle a contractual obligation related to the acquisition of MegaTech.

         Financing Activities. Net cash provided by financing activities increased $42.9 million from cash used of $14.3 million for the fiscal nine months ended September 27, 1998 to cash generated of $28.6 million for the fiscal nine month period ended October 3, 1999. Financing requirements during the fiscal nine months ended October 3, 1999 increased primarily to support the acquisition of businesses and capital expenditures, as noted above under investing activities, and included the payment of a $15 million contractual acquisition obligation relating to the December 1998 MegaTech Engineering, Inc. acquisition.

         AVAILABLE FINANCING SOURCES

         On May 18, 1999, we issued, in a private placement, $30 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series B Notes"). The net proceeds of $27.6 million were used to repay amounts previously outstanding under our credit facility. On September 10, 1999 we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933, for any and all outstanding Series B Notes.

         Chelsea Computer Consultants, Inc., which was acquired in September 1999, maintains a financing arrangement that provides for lines of credit up to 90% of its eligible accounts receivable, not to exceed a maximum line of credit of $6 million. The arrangement expires in March 2000 at which time any outstanding amounts are expected to be refinanced with borrowings under our credit facility.

         In the next few weeks we anticipate closing on an amended and restated credit facility with Bank One Corporation. The amended and restated facility will provide for an additional $50 million seven year senior secured institutional term loan which may be increased to as much as $75 million on the same terms. Proceeds from the $50 million term loan will be used to repay amounts outstanding under the revolving credit portion of our credit facility. See Note 7 of our unaudited consolidated financial statements for additional information.

MSX INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

YEAR 2000 ("Y2K") MATTERS

         Our overall plan to address the Y2K issue is described more fully in our Annual Report on Form 10-K for the fiscal year ended January 3, 1999. The following represents an update to the information included therein:

     Applications. Remediation and testing have been completed for substantially all applications which are considered critical. We are continuing our remediation and testing of non-critical systems on a prioritized basis and will continue to do so throughout 1999.

     Facility Systems. Our business units have replaced, retired or repaired facility systems (e.g., HVAC, security, telephones, etc.) as necessary.

     PCs and Peripherals. All PCs and network operations hardware and software have been upgraded and are compliant.

     Third Party Providers. Significant third party providers and key suppliers have been contacted with a letter requesting their Y2K status. Based upon responses received, we have developed contingency plans if required. For unresponsive suppliers, we have taken additional actions necessary to assess their readiness. We believe our reliance on third party suppliers is limited due to the nature of our business.

     Acquired Businesses. As part of our due diligence procedures we evaluated the Y2K status of acquired companies. Based upon our evaluations, remediation and testing of critical systems of acquired companies have been completed. The Y2K exposure to recently acquired companies is limited due to the nature of the businesses.

         We expect our total Y2K related spending to reach $2 million during 1999. The cost of our Y2K remediation is being expensed as incurred with the exception of capitalizable replacement hardware and computer software costs developed for internal use.

         We believe the most significant risks with respect to Y2K problems are lost revenue and damaged relations with our customers resulting from a delay in the delivery of goods and services and the effect of shutting down production or a customer's facility. Although we do not currently anticipate significant disruptions of our business as a result of the Y2K issue, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company.

FORWARD - LOOKING STATEMENTS

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

MSX INTERNATIONAL, INC.

                          PART II. - OTHER INFORMATION

ITEM 5.   Other Information

          Attached, as Exhibit 99 to this Form 10-Q, is our press release dated November 11, 1999 regarding recent developments in our equity investment in Cadform Engineering GmbH.


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

               Exhibit 27 - Financial Data Schedule

               Exhibit 99 - Cadform press release

          (b)  Reports on Form 8-K:

               A current report on Form 8-K was filed on September 27, 1999 reporting the acquisition of Chelsea Computer Consultants, Inc. under Item 5. Other Events

MSX INTERNATIONAL, INC.


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 16, 1999


MSX INTERNATIONAL, INC.
(Registrant)

By: /s/ Frederick K. Minturn
    ------------------------
    Frederick K. Minturn
    Executive Vice President and
    Chief Financial Officer


(Chief accounting officer
and authorized signatory)

                                  EXHIBIT INDEX


Exhibit                                                                                 Sequential Page No.
-------                                                                                 -------------------
Exhibit 12  -     Computation of Ratio of Earnings to Fixed Charges                             22


Exhibit 27  -     Financial Data Schedule                                                       23


Exhibit 99  -     Press release dated November 11, 1999 regarding Cadform                       24