Form 10-K405
period 2000-02-02
MSX INTERNATIONAL INC
filed 2000-03-24
CIK 1059274

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2000

OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from       to       .
                              -------  -------

                       Commission File Number: 333-49821

                            MSX INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                     38-3323099
(State or other jurisdiction              (I.R.S. Employer Identification No.
of incorporation or organization)

275 REX BOULEVARD, AUBURN HILLS, MICHIGAN                48326
(Address of principal executive offices                (Zip Code)


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

                                 Yes [X] No[ ]

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

Number of shares outstanding of each of the registrant's classes of common stock at March 24, 2000:
            102,003 shares of Class A Common Stock, $0.01 par value.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                                                  PAGE
----                                                                                                  ----

PART I

1.   Business...........................................................................................2

2.   Properties.........................................................................................7

3.   Legal Proceedings..................................................................................7

4.   Submission of Matters to a Vote of Security Holders................................................7

PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters..............................8

6.   Selected Financial Data............................................................................9

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............10

7A.  Quantitative and Qualitative Disclosures about Market Risk........................................16

8.   Financial Statements and Supplementary Data.......................................................17

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............n/a

PART III

10.  Directors and Executive Officers of the Registrant................................................46

11.  Executive Compensation............................................................................48

12.  Security Ownership of Certain Beneficial Owners and Management....................................50

13.  Certain Relationships and Related Transactions....................................................51

PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................53

     Signatures........................................................................................55


                                     PART I
ITEM 1.  BUSINESS.

         GENERAL

         MSX International, Inc. ("MSXI") is a leading, global provider of technology-driven engineering, business and specialized staffing services. Our services enable customers to significantly improve their business performance by adding value and helping them achieve a competitive advantage. Through internal growth and acquisitions, we have become a single source provider of a broad range of complementary outsourcing services provided at both our facilities and those of our customers. Our services include technical and professional contract staffing; product design and engineering services; production engineering services; commercial and technical publishing; training services; digital document and information storage and retrieval; web development and management services; process improvement consulting; comprehensive marketing information processing; teleservices; and purchasing support services, which include processes to manage the procurement of staffing, training and other professional services.

         Since our formation, we have expanded through acquisitions and internal growth, increasing our market share among existing customers and the global automotive market and expanding further into non-automotive markets. As of January 2, 2000, we deployed over 17,000 individuals at 85 operating facilities in 23 countries.

         FORMATION AND INITIAL ACQUISITIONS

         MSXI is a holding company formed and owned by Citicorp Venture Capital, Ltd., MascoTech, Inc., and certain members of management. MSXI was incorporated under the laws of Delaware in late 1996 to pursue growth opportunities in technology-driven engineering and business services. On January 3, 1997, we acquired (the "TSG Acquisition") selected assets and operations of the former engineering and technical business service units of MascoTech Automotive Systems Group, Inc. ("MASG") and MascoTech, Inc. ("MascoTech"). Through the consummation of the TSG Acquisition, we also acquired (the "APX Acquisition") the net assets of APX International ("APX"), which previously had been acquired by MASG as of November 6, 1996.

         Effective August 31, 1997, we acquired (the "GRI Acquisition") all of the issued and outstanding stock of Geometric Results Incorporated ("GRI") from Ford Motor Company ("Ford"). In connection with this acquisition, we entered into two five-year agreements with Ford to manage certain temporary staffing procurement services for Ford (the "Ford Master Vendor Agreement") and to continue providing certain general business services (the "Ford Master Supply Agreement").

         By adding GRI's capabilities to our traditional strength in technical staffing and design and engineering services, we expanded our ability to sell a broad range of complementary services to both existing and new customers within and outside the automotive industry. We believe we are the only company currently providing such a broad range of services to the automotive industry on a worldwide basis.

         ADDITIONAL ACQUISITIONS

         Since the GRI Acquisition, we have completed a number of strategic acquisitions and acquired two equity interests to expand our resources and service offerings. These transactions have expanded our geographic coverage, our service offerings, and our reach to customers outside the automotive industry. As we pursue additional strategic acquisitions, we intend to continue to rationalize our cost structure through the elimination of redundant back office activities, operating facilities, management and administrative offices.

         The following table sets forth certain information about the businesses acquired since January 1998. For additional information on acquisitions, including pro forma financial results, see Note 3 to our consolidated financial statements included under Item 8 of this report.

                                     MONTH                              GEOGRAPHIC                                NUMBER OF
              NAME                 ACQUIRED            SERVICES          COVERAGE               MARKETS             SITES
------------------------------------------------------------------------------------------------------------------------------
Gold Arrow Contract Services,      August         Information        United Kingdom,    Automotive, financial         2
Ltd.                               1998           technology and     Northern Europe    services and other
                                                  technical                             commercial markets
                                                  staffing

Lexstra International, Inc.        October        Information        Mid-Atlantic       Financial services and        4
                                   1998           technology         Region             other commercial
                                                  staffing                              markets

Lexus Temporaries, Inc.            October        Network support    Mid-Atlantic       Telecommunications            4
                                   1998           staffing           Region

Pilot Computer Services, Inc.      December       Information        California         Government, health care       3
                                   1998           technology                            and other commercial
                                                  staffing                              markets

MegaTech Engineering, Inc.         December       Technical          Michigan           Automotive original           1
                                   1998           staffing and                          equipment
                                                  product                               manufacturers and
                                                  development                           suppliers
                                                  services

Rice Cohen International, Inc.     April          Permanent          Mid-Atlantic       Selected services             1
                                   1999           staff              Region             markets
                                                  placement

Management Resources               June           Training           Midwest            Quality systems               1
International, Inc.                1999           services and
                                                  courseware in
                                                  quality systems

Chelsea Computer Consultants,      September      Information        Mid-Atlantic       Financial services,           4
Inc.                               1999           technology         Region             telecommunications and
                                                  staffing                              manufacturing

Satiz S.r.l.                       December       Commercial and     Italy, Other       Automotive and                15
                                   1999           technical          Europe, Brazil     original equipment
                                                  publishing                            manufacturers and
                                                                                        suppliers

Intranational Computer             February       Information        California         Financial services and        4
Consultants                        2000           technology                            non-automotive
                                                  consulting                            manufacturing
                                                  services

Programming Management & Systems   February       Information        Missouri           Financial services,           1
                                   2000           technology                            telecommunications and
                                                  consulting                            non-automotive
                                                  services                              manufacturing

CMS Management Services            February       Information        Mid-West Region    Services and                  5
                                   2000           technology,                           non-automotive
                                                  accounting and                        manufacturing
                                                  technical
                                                  staffing

Ascend                             February       Information        Mid-West Region    Financial and other           8
                                   2000           technology                            services markets
                                                  staffing and
                                                  permanent
                                                  placement

------------------------------------------------------------------------------------------------------------------------------


         EQUITY INVESTMENTS

         In addition to the above, during 1999 we acquired a 49% interest in Cadform GmbH and a 30% interest in both Quandoccore S.r.l. and Quandoccore Interinale S.p.A. Cadform is based in Homberg (Ohm), Germany and provides design and tooling services to the automotive industry. The Quandoccore companies are based in Turin, Italy and provide consulting and staffing services to various industries. Quandoccore Interinale S.p.A. is one of a limited number of companies licensed under recent Italian legislation to provide staffing services.

         SERVICES LINES

         MSXI is a leading, global provider of technology driven, engineering, business and specialized staffing services. We offer a broad range of services to meet our customers' needs and quality standards. We classify our services in three categories: engineering services, staffing services, and business and technology services. Our net sales are based principally on fees charged for resources provided to support development, manufacturing and distribution of customer products and services. Our customers are increasingly relying on third parties to provide them with these and other essential services, allowing them to improve operating efficiency by focusing on core competencies. The following table sets forth, for the three fiscal years ended January 2, 2000, the net sales of each of our service lines.


                                                                FISCAL YEAR ENDED
                                                ---------------------------------------------------
                                                 DECEMBER 28,        JANUARY 3,        JANUARY 2,
                                                     1997               1999              2000
                                                ----------------    --------------    -------------
                                                                    (IN THOUSANDS)
Engineering Services                                 $ 202,078        $ 220,639         $ 293,510
Staffing Services                                      111,211          155,627           308,489
Business & Technology Services                          64,725          157,676           157,843
                                                ----------------    --------------    -------------
  Total net sales                                    $ 378,014        $ 533,942         $ 759,842
                                                ================    ==============    =============


         We have sales to more than 150 customers including the major United States and European automotive original equipment manufacturers ("OEMs") and a number of automotive suppliers. Ford, DaimlerChrysler Corporation ("DaimlerChrysler") and General Motors Corporation ("General Motors") accounted for 42.6%, 15.2%, and 13.5% of our net sales for the fiscal year ended January 2, 2000. Sales for the three fiscal years ended January 2, 2000 do not include revenues of Satiz S.r.l., which was acquired effective December 31, 1999 from Fiat S.p.A. For its 1999 fiscal year about 92% of Satiz's sales were to Fiat S.p.A. or related companies.

         Engineering Services

         We provide a complete range of vehicle engineering services covering all phases of the product development cycle. These services, which are primarily provided at our own facilities, include computer-aided design and engineering, product and manufacturing engineering, assembly tooling, program management, and specialty vehicle support for the marketing programs of OEMs and for non-automotive vehicle applications. As of January 2000, about $221 million of our engineering services sales are either "booked" or recurring based on long-term relationships, compared to approximately $213 million in January 1999.

         Staffing Services

         We provide a multi-discipline information technology, technical and professional staffing service with international delivery, recruiting and training capability. We principally provide engineers, designers and technicians, primarily to the automotive industry, and information technology personnel to a variety of industries. We are a worldwide leader in automotive technical staffing. Through internal growth and recent acquisitions, we have also developed information technology staffing capabilities on the West Coast, in the Midwest and Southwest, and in the mid-Atlantic states.

         Business & Technology Services

         We provide a broad range of technology-based business services, including commercial and technical publishing, design and delivery of training programs, digital document and information storage and retrieval, web development and management services, comprehensive marketing information processing, teleservices such as hotline and customer assistance, process improvement implementation, purchasing support services and other services. Our purchasing support services provide automated administrative support processes to customers to manage the procurement of staffing, training, consulting and other professional services. Sales from these services are reported net of billings from sub-suppliers (including other MSXI business units) for their services rendered.

         Additional financial information concerning our geographical coverage is set forth in Note 15 to our consolidated financial statements included under
Item 8 of this report.

         OTHER INFORMATION

         We believe we have developed strong relationships with our customers and have a reputation for quality, reliability and service that has been recognized through Ford's Q1 and DaimlerChrysler's Pentastar awards. In addition, most of our operations are certified to the ISO 9001 or 9002 international quality standards, which requires a determination by an independent assessor that the operation is in compliance with a documented quality management system.

         A substantial portion of our sales to Ford were made pursuant to the Ford Master Vendor Agreement and the Ford Master Supply Agreement, which were entered into for five year terms when we acquired GRI in August 1997. These agreements are subject to earlier termination in the event that we fail to satisfy certain standards of performance and competitiveness. To date, we have generally met or exceeded the standards of performance and competitiveness as required by the agreements. Both Ford and MSXI have agreed to negotiate in good faith to extend the term of the agreements for an additional five years beyond the initial five-year terms. Ford and MSXI have also agreed to maintain an advisory board comprised of executives from both companies to monitor and enhance the relationship between the companies.

         Our quarterly operating results are affected primarily by the number of billing days in the period and the seasonality of our customers' businesses. Demand for some of our services has historically been lower during the year-end holidays.

         Except as noted above, no material portion of our business is dependent upon any one customer or is subject to renegotiation of prices. In general, equipment and technologies required to support our service offerings are obtainable from various sources in the quantities desired.

         ENVIRONMENTAL

         Compliance with foreign, federal, state and local environmental protection laws and regulations is not expected to result in material capital expenditures or have a material effect on our results of operations, cash flows or competitive position.

         INTERNATIONAL OPERATIONS

         Our international presence is an important competitive advantage in winning and retaining new business and meeting the global sourcing, quality and engineering requirements of many of our customers. We currently have operations located in 23 countries. Foreign operations are subject to political, monetary, economic and other risks associated with international businesses. For the fiscal year ended January 2, 2000, 27% of our net sales were generated outside of the United States.

         We expanded our UK staffing services capabilities in 1998 through the acquisition of Gold Arrow Contract Services, Ltd. ("Gold Arrow"), an information technology and technical staffing company headquartered in Basildon, Essex, England. The Gold Arrow acquisition enhanced our ability to support UK customer requirements for technical staffing in the automotive, financial services, and other industries. Similarly, future joint engineering services projects with our equity investee Cadform are expected to strengthen our positioning with German automotive manufacturers and their suppliers.

         We further expanded our presence in Europe during 1999 through the acquisition of 75% of the outstanding common stock of Satiz S.r.l., effective December 31, 1999, and our equity investments in Quandoccore S.r.l. and Quandoccore Interinale S.p.A., in May 1999. The acquisition of Satiz is complementary to several of our operating units and gives us a platform for technical publishing services in Italy. Through these investments and our existing operations, we are positioned to further expand our engineering and staffing opportunities in Italy.

         COMPETITION

         Our domestic and foreign markets are highly competitive. In some cases, our global competitors include a number of other well-established vendors, as well as customers with their own internal capabilities. Although a number of companies of varying size compete with us, no single competitor is substantially in competition with respect to all of our services.

         We depend upon our ability to attract, retain and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the needs of customers. Competition for individuals with proven technical or professional skills is intense. We compete with other staffing companies, as well as customers and other employers for qualified personnel. We have always been committed to improving the professional development of our employees. The acquisition of MegaTech Engineering, Inc. reinforced this commitment. As part of the transaction, we acquired a training academy that operates a degree-granting program in automotive design and engineering in conjunction with Central Michigan University.

         Competition among vendors of outsourced engineering services is based on the types of individual and bundled services offered and by the location of customers. The basis of competition includes the size of competing firms, global capability, relevant experience, prior relationships with customers and price. In the United States, we compete with Modern Engineering (a subsidiary of CDI), Rapid Design Services, Inc., Roush Industries, Inc., and Defiance, among others. European competition includes Bertrandt, Hawtal Whiting, Engineering & Design AG, and Rucker.

         We supply outsourced technical staffing based on our ability to identify, match and provide high quality personnel on an efficient basis and at a competitive price. We manage and compete with many companies in the temporary staffing industry, which is highly competitive, fragmented, and has limited barriers to entry. We use a variety of resources and techniques to support our recruiting capability, including support of web-enabled recruiting databases, internal training, international recruiting coordination, and competitive benchmarking of compensation and benefits. Our competitors in staffing services include Adecco International, CDI, Keane, kForce, iGate Capital, TechAid, Manpower, Kelly Services Technical, Olsten, Randstad (in Europe only), Volt, and numerous regional information technology staffing firms. Other indirect competitors include Monster.com and other internet based staffing resources.

         There is a high degree of competition among suppliers of the outsourced business services we provide. In many cases, our principal competition is the customer's in-house operations. For certain services, such as training, marketing fulfillment and digital imaging services, there are numerous outside competitors, many of whom presently have greater name recognition, marketing, financial and other resources than we do. Currently, we primarily provide our purchasing support services to Ford pursuant to the Ford Master Vendor Agreement and Ford Master Supply Agreement, which expire in 2002. Both Ford and MSXI have agreed to negotiate in good faith to extend our agreements beyond this initial term. Our Ford business remains subject to maintaining standards of performance and competitiveness.

         PATENTS AND TRADEMARKS

         We hold a number of United States and foreign patents, licenses, copyrights, tradenames and trademarks. Although we regard our intellectual property to be valuable, we do not believe that there is any reasonable likelihood of the loss of any rights that would have a material effect on our operating units, services or present business as a whole.

         EMPLOYEES

         The following table sets forth certain information regarding our employees by region as of January 2, 2000:

                                                                 NUMBER OF
            REGION                                               EMPLOYEES
            ------                                               ---------
            North America...............................                7,050
            United Kingdom..............................                1,249
            Italy.......................................                  588
            Germany.....................................                  299
            Rest of Europe .............................                  276
            Other ......................................                  132
                                                              ----------------
                  Total ................................                9,594
                                                              ================

         Of our 9,594 employees, about 190 employees in the United States are members of unions. We believe our current relations with our employees are good.

ITEM 2.  PROPERTIES.

         The following table sets forth the number of facilities operated by region as of January 2, 2000. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and projected operating needs. Our facilities are utilized to provide all or any combination of our service offerings.


                                                               NUMBER OF
            REGION                                            FACILITIES
            ------                                            ----------
            North America...............................               47
            United Kingdom..............................                8
            Italy.......................................               15
            Germany.....................................                6
            Rest of Europe .............................                6
            Other ......................................                3
                                                              ------------
                  Total ................................               85
                                                              ============

         As part of the MegaTech acquisition, we acquired a campus of five buildings located in Warren, Michigan. During 1999, we completed a sale-leaseback transaction related to this property. The proceeds were used to satisfy a contractual obligation to Johnson Controls, Inc., from whom we purchased MegaTech. Additional financial information regarding this obligation is set forth in Note 3 and Note 5 to our consolidated financial statements included under Item 8 of this report.

         All but one of our facilities are leased. We believe that the termination of any one lease would not have a material adverse affect on our business.

ITEM 3.  LEGAL PROCEEDINGS.

         We are involved in various proceedings incidental to the ordinary conduct of our business. We believe that none of these proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MSXI is privately owned and there is no current public trading market for our equity securities. See "Item 12. Security Ownership of Certain Beneficial Owners and Management". For further information related to ownership aspects of our common stock, see the discussion under "Stockholders' Agreement" contained under "Item 13. Certain Relationships and Related Transactions".

         During 1998 and 1999, we completed offers to exchange new senior subordinated notes that had been registered under the Securities Act of 1933 for similar notes that had not been registered. We may not declare or pay any dividends or other distributions with respect to any common stock or other class or series of stock ranking junior to our Series A Preferred Stock without first complying with restrictions specified in the Stockholders' Agreement. See Note 11 to our consolidated financial statements included under Item 8 of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected historical combined financial data as of and for the years ended December 31, 1995 and 1996 have been derived from the audited historical combined financial statements of TSG as of and for the periods then ended. The selected historical consolidated financial data as of and for the fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000 have been derived from the audited historical financial statements of MSXI, as of and for the fiscal years then ended. The selected financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                   Year Ended December 31,              Fiscal Year Ended (A)
                                                --------------------------   ------------------------------------------
                                                                              December 28,    January 3,    January 2,
                                                    1995           1996           1997           1999          2000
                                                ------------   -----------    ------------   -----------    -----------
                                                                              (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales                                        $   216,130   $   228,260    $   378,014    $   533,942    $   759,842
Cost of sales                                        178,760       192,510        327,487        449,914        653,542
                                                 -----------   -----------    -----------    -----------    -----------
  Gross profit                                        37,370        35,750         50,527         84,028        106,300
Selling, general and administrative
  expenses                                            26,730        27,750         37,983         59,083         64,814
Amortization of goodwill and other intangibles            --            --            892          1,690          3,156
Restructuring costs                                       --            --          2,000             --             --
                                                 -----------   -----------    -----------    -----------    -----------
  Operating income                                    10,640         8,000          9,652         23,255         38,330
Interest expense, net                                  1,470         1,310         12,400         17,416         21,141
Other income (expense), net                            1,070           (70)            --             --             --
                                                 -----------   -----------    -----------    -----------    -----------
  Income (loss) before taxes                          10,240         6,620         (2,748)         5,839         17,189
Income tax provision                                   3,820         2,800            225          3,068          6,995
                                                 -----------   -----------    -----------    -----------    -----------
  Net income (loss)                              $     6,420   $     3,820    $    (2,973)   $     2,771    $    10,194
                                                 ===========   ===========    ===========    ===========    ===========
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents                        $     1,800   $     7,070    $    11,575    $     4,248    $     6,879
Receivables, net                                      60,190        58,860        178,938        208,451        305,473
Total assets                                          87,480        94,150        287,176        356,724        524,190
Total debt and capital lease
  obligations                                          3,550         4,200        153,246        185,081        245,924
Redeemable Series A Preferred
  Stock                                                   --            --         36,000         36,000         36,000
Shareholders' equity (deficit)                        63,650        69,450        (26,364)       (26,105)       (20,579)

OTHER DATA:
EBITDA (B)                                       $    16,680   $    14,480    $    22,379    $    40,152    $    60,803
Capital Expenditures                                   8,400         4,840         11,518         11,559         19,453
Depreciation and amortization                          4,540         4,970          9,859         14,109         17,535
Ratio of earnings to fixed
  charges (C)                                           3.4x          3.1x             --           1.2x           1.6x

-----------------------------------------------------------------------------------------------------------------------

(A) Beginning in 1997, MSXI adopted a 52-53 week fiscal year, which ends on the Sunday nearest December 31.
(B) EBITDA represents income (loss) before income taxes plus net interest expense, depreciation, amortization, Michigan Single Business Tax and other income (expense), net. EBITDA is presented as additional information because management believes it to be a useful indicator of the company's ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles).
(C) For purposes of computing the ratio of earnings to fixed charges, earnings represent net income (loss) before income taxes and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases and amortization of deferred financing costs. For the fiscal year ended December 28, 1997, earnings were inadequate to cover fixed charges by approximately $2.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following analysis of our results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and the related notes thereto included under Item 8 of this report. The results of operations for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997 include the results of operations of acquired companies from the date of their acquisition. As a result, our financial performance for each fiscal year is not directly comparable without taking into account the impact of acquisitions.

         Effective in the fourth quarter of 1999, we began reporting sales and cost of sales generated by certain of our business and technology services net of billings from sub-suppliers. Historically, sales reported from these services included the billings from sub-suppliers for staffing, training, consulting and other professional services which were passed on to our customers. The change in presentation resulted from certain clarifying guidance issued by the Securities and Exchange Commission during the fourth quarter of 1999 and an analysis of the current arrangements with our customers for these services. As a result of this change, prior period results have been reclassified to conform to this presentation. This change in presentation had no impact on the current or historical gross profit, operating income or net income of MSXI.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JANUARY 2, 2000 COMPARED WITH THE FISCAL YEAR ENDED JANUARY 3, 1999

         Net Sales. Consolidated net sales increased $225.9 million, or 42.3%, from $533.9 million in fiscal 1998 to $759.8 million in fiscal 1999. The increase in consolidated net sales resulted from both internal growth and incremental sales from businesses acquired in 1998 and 1999. The total increase in net sales is comprised of:


                                                   YEAR ENDED           %
                INCREASE FROM                    JANUARY 2, 2000    INCREASE
                -------------------                -----------     -----------
                                                     (dollars in thousands)

                Internal growth                    $   102,203            19.1%
                Acquired businesses                    123,697            23.2%
                                                   -----------     -----------
                  Total                            $   225,900            42.3%
                                                   ===========     ===========

         Internal growth from existing businesses primarily reflects improved volumes in our engineering and staffing services during 1999. Sales of our engineering services improved $63.0 million, before the impact of acquisitions, due to increased demand for automotive design and engineering services in the United States and United Kingdom. Sales of our staffing services improved $39.1 million, before the impact of acquisitions, due to the opening of new locations and our customers' continued consolidation of their supplier base. The remaining increase reflects marginal improvement in sales of our business and technology services. As a result of our acquisitions, sales to non-automotive customers, as a percent of total sales, increased to 11.3% for fiscal 1999 compared to only 1.5% for fiscal 1998.

         Operating Income. Our consolidated operating income and changes in operating income for the fiscal years ended January 2, 2000 and January 3, 1999 were:


                                FISCAL YEAR ENDED
                          ----------------------------
                           JANUARY 2,     JANUARY 3,            INCREASE
                                                         ----------------------
                              2000           1999             $           %
                          --------------  ------------   ----------- -----------
                                          (dollars in thousands)
Operating income            $  38,330      $  23,255      $  15,075     64.8%
% of net sales                    5.0%           4.4%        n/a        n/a


         Overall, operating income improved during fiscal 1999 due to improved sales volumes of existing businesses, our efforts to reduce administrative costs and the accretive impact of businesses acquired during 1998 and 1999. Gross profit increased $22.3 million, or 26.5%, over fiscal 1998. Gross profit, as a percentage of net sales, decreased from 15.7% in fiscal 1998 to 14.0% in fiscal 1999. The decrease in gross profit as a percentage of net sales reflects unfavorable service mix during 1999 as compared to 1998. Selling, general and administrative expenses as a percentage of net sales for the 1999 fiscal year were 8.5% as compared to 11.1% for the fiscal year ended January 3, 1999. The 2.6% percentage point improvement, as a percentage of net sales, principally related to the continued consolidation of administrative services, cost reductions resulting from the successful integration of acquired businesses, and the increase in sales volume during the period.

         Net Income. Principally as a result of the foregoing and decreases in our effective income tax rate, net income improved by $7.4 million for the fiscal year ended January 2, 2000 compared to fiscal 1998. For the fiscal years ended January 2, 2000 and January 3, 1999, the effective income tax rate was 40.7% and 52.5%, respectively. The decrease in our effective income tax rate resulted from the increased ratio of earnings to non-deductible expenses and a decrease in certain foreign statutory effective income tax rates. Improvements in operating income and income taxes were partially offset by increased interest expense related to incremental borrowings on our credit facility and the issuance of $30 million in additional senior subordinated notes during 1999.

         FISCAL YEAR ENDED JANUARY 3, 1999 COMPARED WITH THE FISCAL YEAR ENDED DECEMBER 28, 1997

         Net Sales. Consolidated net sales increased $155.9 million, or 41.2%, to $533.9 million for fiscal 1998 from $378.0 million for fiscal 1997. The increase in net sales reflects sales growth from businesses acquired during 1997 and 1998 and internal growth of existing businesses. The total increase in net sales is comprised of:


                                            YEAR ENDED           %
               INCREASE FROM             JANUARY 3, 1999     INCREASE
               -------------------         -----------     ------------
                                               (dollars in thousands)
               Internal growth             $   49,087             13.0%
               Acquired businesses            106,841             28.2%
                                           -----------     -----------
                 Total                     $  155,928             41.2%
                                           ===========     ===========


          Increased sales from acquired businesses primarily relate to the GRI Acquisition in late 1997. A full year of operating results from businesses acquired in the GRI Acquisition are included in fiscal 1998 versus four months in fiscal 1997. Staffing services volume increased $44.4 million (which includes $16.1 million from acquisitions of businesses in fiscal 1998) while engineering services revenue increased by about $18.5 million. Business and technology services volume improved by $2.3 million on a comparable basis. The increase in staffing services volume is related to a combination of internal growth, including the opening of new locations, and increased sales resulting from customers' consolidation of their supplier base. Net sales from engineering services increased primarily due to an increase in customer orders for automotive design and engineering in the United Kingdom.

         Operating Income. Our consolidated operating income and changes in operating income for the fiscal years ended January 3, 1999 and December 28, 1997 were:

                              FISCAL YEAR ENDED
                      --------------------------------
                         JANUARY 3,       DECEMBER 28,           CHANGE
                                                           ------------------
                            1999              1997             $         %
                      --------------    --------------     --------- --------
                                            (dollars in thousands)
Operating income             $23,255            $9,652       $13,603    140.9%
% of net sales                   4.4%              2.6%          n/a       n/a


         Overall, operating income improved due to the inclusion of a full year of operations from the GRI Acquisition and improvements in selling, general and administrative expenses. Gross profit for fiscal 1998 increased $33.5 million (66.3%), from $50.5 million to $84.0 million, as compared to fiscal 1997. Gross profit as a percentage of net sales for fiscal 1998 improved to 15.7% as compared to 13.4% in fiscal 1997. The increase in gross margin as a percent of sales reflects the impact of higher margins from business acquired in the GRI Acquisition and improved volumes in our existing service lines.

          Selling, general and administrative expenses in fiscal 1998 increased $21.1 million (55.6%), from $38.0 million in fiscal 1997 to $59.1 million in fiscal 1998. This increase resulted principally from the inclusion of a full year of operations from the GRI Acquisition, increased investment in our human resources and business systems to support acquisitions and internal growth, and the implementation of a performance incentive plan. Selling, general and administrative expenses as a percentage of net sales in fiscal 1998 were 11.1% as compared to 10.0% in fiscal 1997 reflecting the items discussed above.

         In fiscal 1997, there was a one-time, pre-tax charge of $2.0 million for restructuring costs relating to the closure of two facilities.

         Net Income. Net income improved by $5.7 million for the fiscal year ended January 3, 1999. The increased net income reflects improvements in operating income, as discussed above, partially offset by increased interest expense. The increase in interest expense reflects the impact of incremental borrowing required primarily to fund acquisitions. The effective income tax rate was 52.5% for fiscal 1998. The effective rate was high in 1998 due to the ratio of non-deductible expenses to pre-tax income and the impact of foreign income that is taxed at a higher rate than U.S income.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS

         General. Our principal capital requirements are for the acquisition of businesses, capital expenditures and working capital to support internal growth. These requirements have been met through a combination of bank debt, the issuance of senior subordinated notes and cash from operations. We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 60-day period after the invoice date. However, in connection with our purchasing support services, we collect related receivables at approximately the same time we make payment to suppliers.

         Operating Activities. Net cash provided by operating activities was $30.2 million in fiscal 1999 compared to $26.5 million in fiscal 1998, an increase of $3.7 million. The improved cash flows primarily reflect improvements in net income, net of non-cash charges for depreciation and amortization. Changes in working capital generated $0.8 million in cash flows during fiscal 1999 due primarily to the timing of cash collections from customers versus corresponding payments to suppliers. Net cash provided by operating activities for fiscal 1998 increased $24.7 million from $1.8 million in fiscal 1997 to $26.5 million in fiscal 1998. This increase was principally due to an increase in net income of $5.7 million, the change in non-cash charges for depreciation and amortization of $4.3 million, and the change in other items of $14.7 million, principally due to the timing of receipts and payments associated with our purchasing support services as well as improved collections of accounts receivable in the United Kingdom.

         Investing Activities. Net cash used in investing activities was $57.9 million in fiscal 1999 compared to $53.3 million in fiscal 1998, an increase of $4.6 million. Capital expenditures were $19.5 million in fiscal 1999, an increase of $7.9 million. Cash used to acquire businesses was $54.7 million in fiscal 1999, an increase of $11.8 million. Capital expenditures were used to support new programs and our growth initiatives for operations primarily in North America and Europe. See "Corporate Development" below for further information on businesses acquired during 1999. The increased uses of cash were partially offset by proceeds of $16.3 million from the sale of property and equipment. During 1999 we entered into a sale-leaseback transaction related to certain property acquired in the MegaTech Acquisition during fiscal 1998. The sale proceeds of about $15 million were used to settle a contractual obligation related to the acquisition of MegaTech. Net cash used for investing activities for fiscal 1998 decreased $117.4 million from $170.7 million to $53.3 million, as compared to fiscal

1997. Acquisitions in fiscal 1998 were not as large as in fiscal 1997, which included the TSG Acquisition and the GRI Acquisition. Capital expenditures for fiscal 1998 and fiscal 1997 were $11.6 million and $11.5 million, respectively. The majority of these capital expenditures were to acquire equipment for specific customer projects, including computer systems and improvements on leased facilities.

         Financing Activities. Net cash provided by financing activities was $35.1 million in fiscal 1999 compared to $19.5 million in fiscal 1998, an increase of $15.6 million. Cash flows from financing activities are net of a $15 million contractual payment related to the acquisition of MegaTech in 1998. Cash generated was used, along with cash from operations, to fund our growth initiatives and reflects the issuance of $30 million in subordinated notes and $50 million of additional term notes during 1999. See "Debt Arrangements and Available Financing" for additional information. Net cash provided by financing activities for fiscal 1998 decreased $162.1 million from the comparable prior period. After the initial capitalization of MSXI, financing requirements decreased commensurate with the declines in investing activities and the improvement in cash flow from operating activities.

         DEBT ARRANGEMENTS AND AVAILABLE FINANCING

         Initial Capitalization. Shortly after our inception in late 1996, we completed the TSG Acquisition at a purchase price of $145.6 million. The TSG Acquisition was financed through $3.8 million of common equity, $36.0 million of Redeemable Series A Preferred Stock, $40.0 million of bridge loans payable to CVC and MascoTech, $30.0 million of senior subordinated debt and $35.8 million of borrowings under credit facilities with Bank One Corporation, as agent, and its affiliates. On August 31, 1997, we acquired GRI for $60.0 million, which was financed with borrowings under our credit facility, offset in part by cash balances acquired.

         Senior Subordinated Notes. On January 22, 1998, we issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series A Notes"). The net proceeds of $93.2 million were used to retire bridge loans to CVC and MascoTech, retire the senior subordinated notes payable to MascoTech and repay a portion of the amounts outstanding under our credit facility. On August 20, 1998, we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933, for any and all outstanding Series A notes.

         On May 18, 1999, we issued, in a private placement, an additional $30 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series B Notes"). The net proceeds of $27.6 million were used to repay amounts previously outstanding under our credit facility. On September 10, 1999, we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933, for any and all outstanding Series B Notes.

         Credit Facility. In December 1999, we closed on an amended and restated credit facility with commercial banks and institutional lenders led by Bank One Corporation. The amended and restated credit facility replaced our existing credit facility. The revolving credit portion of the agreement expires December 7, 2004. The credit facility, as amended and restated, provides for revolving credit up to $100 million and five and seven year term loans up to $105 million under terms specified in the agreement. Upon closing, we borrowed $80 million under the term loan portion of the credit facility and increased the term loan syndication to $105 million, under the terms of the agreement, in early 2000. As of January 2, 2000, $71.5 million was available for future borrowing under the revolving credit portion of our amended and restated credit facility.

         Other Facilities. Chelsea Computer Consultants, Inc., which was acquired in September 1999, maintains a financing arrangement that provides for lines of credit up to 90% of its eligible accounts receivable, not to exceed a maximum line of credit of $6 million. The arrangement expires in March 2000, at which time we expect to refinance any amounts outstanding with borrowings under our credit facility.

         Satiz S.r.l., which was acquired effective December 31, 1999, maintains a financing arrangement that provides for lines of credit up to 100% of its eligible accounts receivable, as defined in the agreement. As of January 2, 2000, $6.5 million was available for borrowing under this arrangement. The arrangement expires on December 12, 2001, but can be extended for one-year periods after the initial term by mutual agreement.

         Our total indebtedness consists of our senior subordinated notes, borrowings under our credit facilities and borrowings under various short-term arrangements. Additional information regarding these obligations is set forth in
Note 8 and Note 17 to our consolidated financial statements included under Item 8 of this report. Our ability to meet debt service obligations will be dependent upon the future performance of MSXI, which will be impacted by general economic conditions and other factors, which may be outside of our control.

CORPORATE DEVELOPMENT

         BUSINESSES ACQUIRED

         Since the GRI Acquisition, we completed several strategic acquisitions that have expanded our geographic coverage, increased our service offerings and increased our reach to customers within and outside the automotive industry.

         On August 4, 1998, we acquired Gold Arrow Contract Services, Ltd., a technical and information technology staffing services company located in the United Kingdom with historical annual sales of approximately $20 million.
The transaction was funded with borrowings under our credit facility.

         Effective October 31, 1998, we acquired Lexstra International, Inc. and Lexus Temporaries, Inc., providers of contract computer consultants, systems analysts and network support personnel. The companies are headquartered in New York, New York and have offices in Boston, Massachusetts, Red Banks, New Jersey and Silver Spring, Maryland. The companies had combined historical annual sales of approximately $50 million. The purchase price of $24 million at closing was funded with borrowings under our credit facility.

         On December 18, 1998, we acquired Pilot Computer Services, Inc. This Concord, California-based company provides computer professionals experienced in systems development, systems enhancement and project management.

         Effective December 26, 1998, we acquired MegaTech Engineering, Inc. from Johnson Controls, Inc. ("JCI"). MegaTech offers technical staffing and product development support services with historical annual sales of about $44 million. The total purchase price was $30 million, of which $15 million was paid at the closing using borrowings under our credit facility. The balance of the purchase price was paid in 1999 with the proceeds from the sale of real property acquired in the transaction. As part of the transaction, we significantly enhanced our opportunity to provide services to JCI. We also strengthened our training resources by acquiring a training academy that operates a degree-granting program in automotive design and engineering in conjunction with Central Michigan University.

         In early April 1999, we acquired Rice Cohen International, Inc. a permanent placement staffing company based in Yardley, Pennsylvania with historical annual sales of approximately $5.0 million.

         On June 21, 1999, we acquired Management Resources International, Inc., a provider of training services and courseware quality systems with historical annual sales of about $3.5 million.

         Effective September 17, 1999, we acquired 100% of the outstanding common stock of Chelsea Computer Consultants, Inc. from Staff Builders, Inc. Chelsea is a provider of information technology professionals in the areas of application development, networking, database design, enterprise and data modeling and hardware engineering with historical annual sales in excess of $30 million. Chelsea is headquartered in New York, New York and provides consulting and technical staff augmentation services to customers in the financial services, communications and manufacturing industries throughout North America. The purchase price was about $19.9 million at closing and was funded with borrowings under our credit facility.

         Effective December 31, 1999, we acquired 75% of the outstanding common stock of Satiz S.r.l., a subsidiary of Fiat, S.p.A. Satiz is headquartered in Turin, Italy and specializes in commercial and technical publishing including translation services, graphics, document systems, warehouse and distribution services, and events. Satiz employs nearly 500 people and has historical annual revenues in excess of $120 million. The purchase price of about $9.7 million at closing was funded with borrowings under our credit facility. Satiz had about $8.9 million of debt outstanding at closing. The remaining 25% of the outstanding common stock of Satiz were retained by Fiat.

         On February 23, 2000, we acquired the professional staffing operations of Corporate Staffing Resources of South Bend, Indiana. Specifically, we acquired 100% of the outstanding common stock of Intranational Computer Consultants and Programming Management and Systems and selected assets and liabilities of CMS Management Services and Ascend. These companies provide information technology and technical professional staffing throughout the United States with combined historical annual revenues over $57 million.

         EQUITY INVESTMENTS

         On January 8, 1999, we acquired a 24.5% interest in Cadform GmbH, a German company with historical annual sales of approximately $12 million that provides product design and tooling services to the automotive industry. Based in Homberg (Ohm), Germany, Cadform specializes in automotive interior systems and cast aluminum products. In November 1999 we acquired an additional 24.5% interest in Cadform by contributing selected assets of our German operations. MSXI and Cadform are engaging in joint projects to leverage our combined product development capabilities. We also have an option to acquire additional interests in Cadform in the future.

         On May 28, 1999, we acquired a 30% interest in Quandoccore S.r.l. and Quandoccore Interinale S.p.A., two affiliated Italian companies with combined sales of approximately $18 million. Quandoccore S.r.l. provides consulting services on a project basis. Quandoccore Interinale S.p.A. is one of a limited number of companies licensed under new Italian legislation to provide staffing services. Through these investments we are pursuing complementary opportunities for growth in Italy, including expansion of our engineering and staffing capabilities. If the two companies achieve specific performance targets for 1999, we anticipate that we will acquire the remaining interests in the companies during 2000.

INFLATION

         Although we cannot anticipate future inflation, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations. While our contracts typically do not include automatic adjustments for inflation, the Ford Master Vendor Agreement does provide for automatic adjustments for inflation for services provided under the Master Vendor Program.

SEASONALITY

         Our quarterly operating results are affected primarily by the number of billing days in the period and the seasonality of our customers' businesses. Demand for our services has historically been lower during the year-end holidays.

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

         We have both operating divisions and customers located in European countries adopting the Euro. In 1999, combined revenues from operations that are adopting the Euro were approximately 7% of total net sales. We have operations in substantially all European Economic and Monetary Union participating countries, as well as in the United Kingdom, which has elected not to participate in the Euro conversion at this time. The affected operations plan to make the Euro the functional currency sometime during the transition period, although certain of our European operations have already entered into Euro-based transactions, such as bank borrowing and collection of accounts receivable.

         We have not experienced any significant operational disruptions to date and do not expect the continued implementation of the Euro to cause any significant operational disruptions. In addition, we have not incurred and do not expect to incur any significant cost from the continued implementation of the Euro, including any currency risk, which could affect our liquidity or capital resources.

FORWARD LOOKING STATEMENTS

         This report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, the Company's leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, our ability to recruit and place qualified personnel, risks associated with our acquisition strategy, and employment liability risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to certain market risks, including interest rates and currency exchange rates. Risk exposures relating to these market risks are summarized below. This information should be read in connection with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

         CURRENCY RATE MANAGEMENT

         For fiscal 1999, approximately 27% of our net sales were from markets outside of the United States. To date, we have been able to minimize our currency exposure by receiving foreign revenues in local currency. Because the corresponding costs are usually in the same currency, the majority of our exposure is naturally hedged. We do not engage in any other currency hedging transactions. For the fiscal year ended January 2, 2000, adjustments from the translation of our foreign operations reduced equity by about $4.7 million.

         INTEREST RATE MANAGEMENT

         We manage interest cost using a combination of fixed and variable rate debt. As of January 2, 2000, we had $130 million of senior subordinated notes outstanding at a fixed interest rate of 11-3/8%. In addition, we have a $205 million credit facility at variable rates of interest. As of January 2, 2000, $106 million was outstanding under our credit facility at interest rates ranging from 5.53% to 10.03%. A 1% increase in the credit facility's applicable interest rate would result in additional interest expense of approximately $1.1 million per year.

         As of January 2, 2000 the fair value of the senior subordinated notes was $120.9 million compared to its carrying value of $130 million.

         SALES WITH MAJOR CUSTOMERS

         Ford, DaimlerChrysler and General Motors accounted for approximately 42.6%, 15.2% and 13.5% of consolidated net sales for fiscal 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of MSX International, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of MSX International, Inc. and its subsidiaries at January 3, 1999 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 25, 2000

                             MSX INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JANUARY 3, 1999 AND JANUARY 2, 2000


                                                                                           JANUARY 3,        JANUARY 2,
                                                                                              1999              2000
                                                                                        ---------------    --------------
                                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash  equivalents                                                                  $  4,248          $  6,879
   Accounts receivable, net (Note 4)                                                            208,451           305,473
   Inventory                                                                                      2,362             4,133
   Prepaid expenses and other assets                                                              5,559            10,007
   Deferred income taxes, net (Note 14)                                                             961             2,425
                                                                                        ---------------    --------------
     Total current assets                                                                       221,581           328,917

Property and equipment, net (Note 5)                                                             35,265            44,110
Buildings held for sale (Note 5)                                                                 15,000               -
Goodwill and other intangibles, net of accumulated amortization
   of $2,521 and $5,693, respectively (Note 3)                                                   64,278           123,018
Other assets                                                                                      8,064            19,651
Deferred income taxes, net (Note 14)                                                             12,536             8,494
                                                                                        ---------------    --------------
     Total assets                                                                              $356,724          $524,190
                                                                                        ===============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Notes payable and current portion of long-term debt (Note 8)                                $  4,581          $ 13,290
   Accounts payable and drafts (Note 9)                                                          89,886           161,973
   Accrued payroll and benefits                                                                  23,286            25,500
   Other accrued liabilities (Note 6)                                                            26,825            63,889
   Contractual acquisition obligation (Note 5)                                                   15,000               -
   Deferred income taxes, net (Note 14)                                                           2,192               -
                                                                                        ---------------    --------------
     Total current liabilities                                                                  161,770           264,652

Long-term debt (Note 8)                                                                         180,356           232,556
Long-term deferred compensation liabilities and other (Note 13)                                   4,703            11,275
                                                                                        ---------------    --------------
     Total liabilities                                                                          346,829           508,483

Commitments and contingencies (Note 10)                                                               -                 -
Minority Interest                                                                                     -               286
                                                                                        ---------------    --------------
Redeemable Series A Preferred Stock (Note 11)                                                    36,000            36,000
                                                                                        ---------------    --------------
Shareholders' deficit (Note 12):
   Common Stock, $.01 par value, 2,000,000 aggregate shares of
     Class A and Class B Common Stock authorized; 97,004 and 99,003 shares of
     Class A Common Stock issued and outstanding, respectively                                        1                 1
   Additional paid-in-capital                                                                   (24,764)          (24,705)
   Accumulated other comprehensive loss                                                          (1,140)           (5,867)
   Retained earnings (accumulated deficit)                                                         (202)            9,992
                                                                                        ---------------    --------------
     Total shareholders' deficit                                                                (26,105)          (20,579)
                                                                                        ---------------    --------------
     Total liabilities and shareholders' deficit                                               $356,724          $524,190
                                                                                        ===============    ==============



               The accompanying notes are an integral part of the
                        consolidated financial statements.

                             MSX INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE FISCAL YEARS ENDED JANUARY 2, 2000



                                                                        FISCAL YEAR      FISCAL YEAR        FISCAL YEAR
                                                                           ENDED            ENDED              ENDED
                                                                       DECEMBER 28,      JANUARY 3,         JANUARY 2,
                                                                           1997             1999               2000
                                                                      --------------   ---------------   ----------------
                                                                                       (IN THOUSANDS)

Net sales (Note 15)                                                         $378,014          $533,942          $ 759,842
Cost of sales                                                                327,487           449,914            653,542
                                                                      --------------   ---------------   ----------------
     Gross profit                                                             50,527            84,028            106,300

Selling, general and administrative expenses                                  37,983            59,083             64,814
Amortization of goodwill and other intangibles                                   892             1,690              3,156
Restructuring costs (Note 7)                                                   2,000                 -                  -
                                                                      --------------   ---------------   ----------------
     Operating income                                                          9,652            23,255             38,330

Interest expense, net (Note 8)                                                12,400            17,416             21,141
                                                                      --------------   ---------------   ----------------

     Income (loss) before income taxes                                        (2,748)            5,839             17,189
 Income tax provision (Note 14)                                                  225             3,068              6,995
                                                                      --------------   ---------------   ----------------
     Net income (loss)                                                      $ (2,973)         $  2,771          $  10,194
                                                                      ==============   ===============   ================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             MSX INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED JANUARY 2, 2000

                                                                         FISCAL YEAR       FISCAL YEAR      FISCAL YEAR
                                                                            ENDED             ENDED            ENDED
                                                                         DECEMBER 28,      JANUARY 3,       JANUARY 2,
                                                                             1997             1999             2000
                                                                       ---------------   ---------------  ---------------
                                                                                        (IN THOUSANDS)
 Cash flows from operating activities:
   Net income (loss)                                                           $(2,973)          $ 2,771         $ 10,194
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation                                                              8,967            11,908           13,683
       Amortization                                                                892             2,201            3,852
       Deferred taxes                                                                -             1,038              386
       Loss on sale/disposal of property and equipment                               -               162            1,271
       (Increase) decrease in receivables, net                                 (36,343)          (11,829)         (32,397)
       (Increase) decrease in inventory                                           (309)              (36)             103
       (Increase) decrease in prepaid expenses and other assets                 (1,513)              367           (2,329)
       Increase (decrease) in current liabilities                               30,487            19,902           35,600
       Other, net                                                                2,576               (14)            (179)
                                                                       ---------------   ---------------  ---------------
Net cash provided by operating activities                                        1,784            26,470           30,184
                                                                       ---------------   ---------------  ---------------

Cash flows from investing activities:
   Capital expenditures                                                        (11,518)          (11,559)         (19,453)
   Acquisition of businesses, net of cash received                            (159,137)          (42,940)         (54,735)
   Proceeds from buildings held for sale and disposal of equipment                   -             1,231           16,264
   Other, net                                                                       (5)                -                -
                                                                       ---------------   --------------- ----------------
Net cash used for investing activities                                        (170,660)          (53,268)         (57,924)
                                                                       ---------------   --------------- ----------------

Cash flows from financing activities:
   Proceeds from issuance of debt                                               70,000           130,000           79,404
   Debt issuance costs                                                               -            (4,637)          (3,292)
   Payment of Senior Subordinated Notes and Bridge Loans                             -           (70,000)               -
   Changes in revolving debt                                                    73,399           (28,221)         (28,954)
   Changes in book overdraft                                                      (669)           (7,963)           2,881
   Payment of contractual acquisition obligation                                     -                 -          (15,000)
   Sale of Redeemable Preferred Stock                                           36,000                 -                -
   Sale of Common Stock                                                          3,800                80               59
   Other, net                                                                     (938)              213                -
                                                                       ---------------   ---------------  ---------------
Net cash provided by financing activities                                      181,592            19,472           35,098
                                                                       ---------------   ---------------  ---------------

Effect of foreign exchange rate changes on cash and cash equivalents            (1,141)               (1)          (4,727)
                                                                       ---------------   ---------------  ---------------

Cash and cash equivalents:
   Increase (decrease) for the period                                           11,575            (7,327)           2,631
   Balance, beginning of period                                                      -            11,575            4,248
                                                                       ---------------   ---------------  ---------------
   Balance, end of period                                                      $11,575           $ 4,248         $  6,879
                                                                       ===============   ===============  ===============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                      $ 7,400           $16,800         $ 21,621
   Cash paid for income taxes                                                    1,600               800            1,963
   Non-cash investing and financing activities:
     Contractual acquisition obligation                                              -            15,000                -
     Equity investment in Cadform GmbH (Note 3)                                      -                 -            3,306



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             MSX INTERNATIONAL, INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE THREE FISCAL YEARS ENDED JANUARY 2, 2000


                                                                                  ACCUMULATED      RETAINED
                                  MASCOTECH, INC.                                    OTHER         EARNINGS            TOTAL
                                  NET INVESTMENT      COMMON      ADDITIONAL      COMPREHENSIVE   (ACCUMULATED      SHAREHOLDERS'
                                   AND ADVANCES       STOCK    PAID-IN CAPITAL    INCOME (LOSS)     DEFICIT)      EQUITY (DEFICIT)
                                 ----------------   --------- ----------------- ---------------   ------------   -----------------
                                                                         (DOLLARS IN THOUSANDS)

Balance at December 31, 1996            $ 72,240         $  -      $       -            $(2,790)      $     -             $ 69,450

Comprehensive loss:
   Net loss                                                                                            (2,973)              (2,973)
   Foreign currency translation                                                          (1,141)                            (1,141)
                                                                                                                 -----------------
Total comprehensive loss                                                                                                    (4,114)

Payment to MascoTech, Inc. for
   book value of TSG                     (72,240)                                         2,790                            (69,450)


Payment to MascoTech, Inc. in
   excess of book value of TSG
   (Note 12)                                                        (26,050)                                               (26,050)

Sale of Common Stock                                        1         3,799                                                  3,800
                                 ----------------   --------- -------------     ---------------   -----------    -----------------
Balance at December 28, 1997                   -            1       (22,251)             (1,141)       (2,973)             (26,364)

Comprehensive income:
   Net income                                                                                           2,771                2,771
   Foreign currency translation                                                               1                                  1

                                                                                                                 -----------------
Total comprehensive income                                                                                                   2,772

Adjustment due to the final
   allocation of taxable
   temporary differences
   established  with the TSG
   Acquisition (Note 12)                                             (2,593)                                                (2,593)

Sale of Common Stock                                                     80                                                     80
                                 ----------------   --------- -------------     ---------------   -----------    -----------------
Balance at January 3, 1999                     -            1       (24,764)             (1,140)         (202)             (26,105)

Comprehensive income:
   Net income                                                                                          10,194               10,194
   Foreign currency translation                                                          (4,727)                            (4,727)
                                                                                                                 -----------------
Total comprehensive income                                                                                                   5,467

Sale of Common Stock                                                     59                                                     59
                                 ----------------   --------- -------------     ---------------   -----------    -----------------
Balance at January 2, 2000              $      -          $ 1      $(24,705)            $(5,867)      $ 9,992             $(20,579)
                                 ================   ========= =============     ===============   ===========    =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             MSX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


1.   ORGANIZATION AND BASIS OF PRESENTATION:

         The accompanying financial statements present the assets, liabilities and results of operations of MSX International, Inc. and its consolidated subsidiaries ("MSXI"). MSXI is a holding company formed and owned by Citicorp Venture Capital, Ltd. ("CVC"), MascoTech, Inc. ("MascoTech") and certain members of management. MSXI was formed to consummate the acquisition of selected assets and operations of the Technical Services Group ("TSG") owned by MascoTech and MascoTech Automotive Systems Group ("MASG"), as well as the net assets of APX International ("APX"), a design and engineering services provider, which had been acquired by MASG effective November 6, 1996 (the "TSG Acquisition"). The TSG Acquisition was effective on January 3, 1997. Effective August 31, 1997, MSXI acquired certain service-providing operations of Ford Motor Company ("Ford") through the acquisition of Geometric Results Incorporated ("GRI"), a wholly-owned subsidiary of Ford. Since these initial transactions we have completed numerous additional acquisitions as disclosed in Note 3. The results of operations of APX, GRI and our other acquisitions have been included in the results of operations of MSXI from the effective date of each transaction. Our financial statements for each fiscal year are not directly comparable without taking into account the impact of acquisitions.

         We are principally engaged in providing engineering services, staffing services, and business and technology services primarily to automobile manufacturers and suppliers in North America and Europe.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. Principles of Consolidation: The accompanying financial statements include the accounts of MSXI and all majority owned subsidiaries. Significant intercompany transactions have been eliminated. Companies that are 20 to 50 percent owned by MSXI or its wholly owned subsidiaries are accounted for by the equity method of accounting. Beginning in 1997, we use a 52-53 week fiscal year that ends on the Sunday nearest December 31.

         b. Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

         c. Receivables: Receivables are presented net of aggregate allowances for doubtful accounts of $3.4 million (including $2.0 million of allowance accounts for accounts receivable excluded from certain business combinations) at January 3, 1999 and $2.0 million at January 2, 2000.

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

         f. Goodwill and Other Intangibles: The excess of the purchase price, including direct costs of acquisition, over the estimated fair value of acquired assets and assumed liabilities is being amortized using the straight-line method over the period estimated to be benefited, ranging from 20 to 30 years.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


         Management evaluates the carrying value of goodwill when events or circumstances warrant such a review. When required, an evaluation is performed comparing anticipated undiscounted future cash flows from operating activities with the carrying amount of the excess of cost over net assets of acquired companies. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, competitive activities and other economic factors. To date, there have been no permanent impairments related to goodwill.

         g. Fair Value of Financial Instruments: The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate their carrying amounts. The estimated fair value and carrying amounts of long-term debt borrowings are reported in Note 8.

         h. Foreign Currency Translation: Net assets of operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments included in Shareholders' Deficit as a separate component of comprehensive income (loss). Revenues and expenses of operations outside of the United States are translated at the average rates of exchange during the period.

         i. Revenue Recognition: Our revenue is primarily comprised of revenue from fixed price contracts and time and material contracts. Revenues from fixed price contracts are recognized using the percentage of completion method, measured by comparing the percentage of labor costs incurred to date to the estimated total labor costs for each contract. Revenues from time and material contracts are valued at selling price based on contractual billing rates. Net revenues from purchasing support services are recorded at the completion of each individual service.

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

         j. Depreciation: Depreciation is computed using the straight-line method over the estimated useful lives of assets as follows:


                                                                    Useful Lives
                                                                      In Years
                                                                      --------

                Buildings and improvements...............................5-40
                Machinery and equipment..................................3-12
                Computers, peripherals and software...................... 2-5
                Automobiles and trucks................................... 3-5

         Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the term of the lease, whichever is shorter.

         k. Income Taxes: Deferred income taxes are recorded to reflect the differences between the tax basis and financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         l. Reclassifications: Effective in the fourth quarter of 1999, we began reporting sales and cost of sales generated by certain of our business and technology services net of billings from sub-suppliers. Historically, sales reported from these services included the billings from sub-suppliers for staffing, training, consulting and other professional services which were passed on to our customers. The change in presentation resulted from certain clarifying guidance issued by the Securities and Exchange Commission during the fourth quarter of 1999 and an analysis of the current arrangements with our customers for these services. As a result of this change, prior period results have been reclassified to conform to this presentation. This change in presentation had no impact on the current or historical gross profit, operating

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


income or net income of MSXI. In addition, certain other prior year amounts have been reclassified to conform to current year presentation.

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

         n. Recently Issued Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities at fair value and determines the method(s) of gain/loss recognition. The FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" in June 1999 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 in fiscal 2001 and do not expect the adoption to have any material impact on our consolidated financial statements.

3.       ACQUISITIONS OF BUSINESSES:

         TSG Acquisition. On January 3, 1997, we acquired selected assets and operations of the former engineering and technical business service units of MASG and MascoTech, as well as the net assets of APX, a design and engineering services provider which had been acquired by MASG effective November 6, 1996. The purchase price and sources of funding for the TSG Acquisition were as follows:



           SOURCES OF FINANCING  (SEE NOTE 8):                     AMOUNT
           -------------------------------------               -------------
                                                               (IN MILLIONS)
           Common Stock issued                                        $3.8
           Redeemable Preferred Stock issued                          36.0
           CVC bridge loan                                            20.0
           MascoTech bridge loan                                      20.0
           Senior subordinated note payable to MascoTech              30.0
           Borrowings under credit facilities                         35.8
                                                               ------------
                    Total purchase price                            $145.6
                                                               ============


         The acquisition of TSG was accounted for using the purchase method of accounting at carryover basis as no change in control resulted from the acquisition. The amount paid in excess of book value for TSG of $28.6 million, after finalization of deferred tax allocations, was recorded as a reduction of additional paid-in-capital. The acquisition of APX was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based upon the estimated fair value as of the closing of the acquisition. The excess of purchase price over the acquired net assets of APX, after finalization of certain contractual matters, resulted in goodwill of $19.8 million.

         GRI Acquisition. We acquired certain service-providing operations of Ford through the acquisition of GRI, a wholly owned subsidiary of Ford, pursuant to a stock purchase agreement dated August 31, 1997. As part of Ford, GRI used automated processes to manage the procurement of staffing, training and other professional services for Ford. The purchase price of $60 million was financed with borrowings under our credit facilities, offset in part by substantial cash balances acquired. The acquisition of GRI was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based upon the estimated fair values as of the closing of the acquisition. The excess of purchase price over the acquired net assets of GRI, after finalization of certain contractual matters, resulted in goodwill of $13.3 million.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


         Lexus/Lexstra Acquisition. Effective October 31, 1998, we consummated the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. (the "Lexus Acquisition") pursuant to an asset purchase agreement dated October 23, 1998. These companies are providers of contract computer consultants, systems analysts, and network support personnel with historical annual sales of about $50 million. Under the asset purchase agreement, we purchased substantially all of the assets and assumed substantially all of the operating liabilities of Lexstra International, Inc. and Lexus Temporaries, Inc., excluding any bank debt. The purchase price for these net assets of $24 million at the closing was funded with borrowings under our credit facility. The acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $15.1 million at closing.

         MegaTech Acquisition. Effective December 26, 1998, we consummated the acquisition of MegaTech Engineering, Inc. from Johnson Controls, Inc. ("JCI") pursuant to a stock purchase agreement dated as of December 22, 1998. MegaTech offers technical staffing and product development services specializing in vehicle interiors, HVAC and electrical design with historical annual sales of about $44 million. Under the stock purchase agreement, we purchased 100% of the outstanding shares of MegaTech from Becker Group, Inc., a wholly owned subsidiary of JCI (the "MegaTech Acquisition"). We did not assume any bank debt in this transaction. The total purchase price for the stock of MegaTech was $30 million of which $15 million was paid at the closing using borrowings under our credit facility. The remaining $15 million was paid to JCI (without interest) upon completion of a sale-leaseback transaction during 1999 related to property and facilities acquired in the MegaTech Acquisition. The sale-leaseback proceeds were $15 million and lease terms are substantially similar to our existing operating lease terms. Such real property was presented as buildings held for sale and the related amount due to JCI was presented as a contractual acquisition obligation at January 3, 1999. The acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $5.4 million at closing.

         Pilot and Gold Arrow Acquisitions. Also during 1998, we acquired Pilot Computer Services, Inc. (the "Pilot Acquisition") and Gold Arrow Contract Services, Ltd. (the "Gold Arrow Acquisition") for an aggregate purchase price of $9.4 million. The acquisitions were funded with borrowings under our credit facility. Pilot Computer Services, Inc. is a provider of computer professionals experienced in all aspects of systems development, systems enhancement and project management, which is headquartered in Concord, California. Gold Arrow Contract Services, Ltd. is an information technology and technical staffing company, which is headquartered in Basildon, Essex, England with historical annual sales of about $20 million. The Pilot and Gold Arrow Acquisitions were accounted for under the purchase method of accounting resulting in goodwill of $7.9 million at closing.

         Rice Cohen and Management Resources Acquisitions. During 1999 we acquired Rice Cohen International, Inc., a permanent placement staffing company based in Yardley, Pennsylvania with historical annual sales of about $5.0 million and Management Resources International, Inc. a provider of training services and courseware in quality systems based in Ann Arbor, Michigan with historical annual sales of about $3.5 million. The Rice Cohen and Management Resources Acquisitions were accounted for under the purchase method of accounting.

         Chelsea Acquisition. Effective September 17, 1999 we acquired 100% of the outstanding common stock of Chelsea Computer Consultants, Inc. from Staff Builders, Inc. (the "Chelsea Acquisition"). The total purchase price of about $19.9 million at closing was funded with borrowings under our credit facility. Chelsea is a provider of information technology professionals in the area of application development, networking, database design, enterprise and data modeling and hardware engineering with historical annual sales in excess of $30 million. Chelsea is headquartered in New York, New York and provides consulting and technical staff augmentation services to customers in the financial services, communications and manufacturing industries in the United States. The acquisition of Chelsea was accounted for as a purchase resulting in goodwill of $15.7 million at closing.

         Satiz Acquisition. Effective December 31, 1999, we acquired 75% of the outstanding common stock of Satiz S.r.l. ("Satiz"), a subsidiary of Fiat, S.p.A. Satiz is headquartered in Turin, Italy and

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


specializes in commercial and technical publishing including translation services, graphics, document systems, warehouse and distribution services, and events. Satiz employs nearly 500 people and has historical annual revenues in excess of $120 million. The purchase price of about $9.7 million was funded with borrowings under our credit facility. At closing, Satiz had about $8.9 million of debt outstanding. The remaining 25% of the outstanding common stock of Satiz are retained by Fiat. The acquisition of Satiz was accounted for as a purchase resulting in goodwill of $8.8 million at closing.

          For recent acquisitions the preliminary allocation of purchase price will be completed when certain contractual matters are concluded. Any adjustments to purchase prices will change recorded goodwill and will be amortized to expense over the remaining goodwill amortization period. Management believes the resolution of these matters will not have material adverse effect on the results of operations, financial position or cash flows of MSXI.

         The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity's future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity's financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded, when earned, as additional purchase price. In this regard, we recorded certain contingencies during 1999, related to prior year acquisitions, which resulted in additional goodwill capitalization of about $21.9 million. Additional goodwill is amortized to expense over the remaining amortization period.

         Pro Forma Results. The following unaudited pro forma condensed financial data are presented as if the above acquisitions had been made at the beginning of the earliest period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been made during the period presented or the future results of the combined operations.


                                    FISCAL YEAR     FISCAL YEAR    FISCAL YEAR
                                       ENDED           ENDED          ENDED
                                    DECEMBER 28,     JANUARY 3,     JANUARY 2,
                                       1997             1999          2000
                                    (UNAUDITED)      (UNAUDITED)   (UNAUDITED)
                                 ----------------  -------------- --------------
Net sales                              $640,048         $796,158      $918,712
Income before income taxes                4,743           19,365        22,808
Net income                                  811            9,070        11,871


         In addition to the above, we completed several equity investment transactions during fiscal 1999. The aggregate purchase price of these investments was about $6.6 million in cash and $3.3 million of contributed assets. The investments were:


         - In January 1999, we purchased a 24.5% interest in Cadform Engineering GmbH, a German company that provides product design and tooling services with sales of about $12 million. Cadform specializes in automotive interior systems and cast aluminum products. In November 1999, we increased our ownership of Cadform to about 49% by contributing certain assets of our German operations. We are currently engaging in joint projects with Cadform and have the option to acquire additional interests in the company in the future.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)


         - In May 1999, we purchased a 30% interest in Quandoccore S.r.l. and Quandoccore Interinale S.p.A., two affiliated Italian companies with combined historical annual sales of about $18 million. Quandoccore S.r.l. provides consulting services on a project basis and Quandoccore Interinale S.p.A. provides staffing services. If these two companies achieve specific performance targets, we anticipate that we will acquire a majority position in the companies in 2000.

4.       ACCOUNTS RECEIVABLE, NET:

         The primary users of our services are manufacturers in the automotive industry. Sales to significant automotive customers, as a percent of total sales, were:

                                         PERCENT OF TOTAL SALES
                                   -----------------------------------
              SALES TO:               1997         1998         1999
              ----------------     ----------- -----------  ----------
              Ford                       35.5%        48.8%      42.6%
              DaimlerChrysler            20.5%        16.4%      15.2%
              General Motors             19.9%        15.7%      13.5%
                                   ----------  -----------  ---------

              Total                      75.9%        80.9%      71.3%
                                   ==========  ===========  =========


         Receivables arise from services provided pursuant to contracts or agreements with customers for such services. At December 28, 1997, January 3, 1999 and January 2, 2000, the foregoing three customers accounted for approximately 69%, 67% and 42%, respectively, of the billed accounts receivable balance. As a result of the acquisition of Satiz effective December 31, 1999, Fiat accounted for 21% of the January 2, 2000 billed accounts receivable balance.

         Accounts receivable includes both billed and unbilled receivables. Unbilled receivables amounted to $82.2 million and $122.7 million at January 3, 1999 and January 2, 2000, respectively. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for purchasing support services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $58.0 million as of January 3, 1999 and $62.5 million as of January 2, 2000. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time revenue is recognized.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

5.       PROPERTY AND EQUIPMENT, NET:

                                                    AT JANUARY 3,   AT JANUARY 2,
                                                        1999            2000
                                                  ----------------  ---------------
Cost:
   Land and improvements                               $    100        $    100
   Buildings and improvements                            10,304          12,545
   Machinery and equipment                               48,389          54,134
   Computers, peripherals and software                   26,514          30,485
   Automobiles and trucks                                 1,821           1,902
                                                       --------        --------
                                                         87,128          99,166
Less accumulated depreciation                           (51,863)        (55,056)
                                                       --------        --------
Property and equipment, net                            $ 35,265
                                                                       $ 44,110
                                                       ========        ========

Buildings held for sale                                $ 15,000        $   --
                                                       ========        ========

         Buildings held for sale as of January 3, 1999 represented the estimated fair value (based on appraisals in December 1998) of the buildings acquired in the purchase of MegaTech less the estimated selling costs. During the third quarter of 1999, we entered into a sale-leaseback transaction related to this property. The sale proceeds of $15 million were used to settle a contractual obligation related to the acquisition of MegaTech.

6.       OTHER ACCRUED LIABILITIES:

                                                        AT JANUARY 3,     AT JANUARY 2,
                                                            1999              2000
                                                      ----------------  ----------------
Income and other taxes (including VAT taxes)          $       1,283      $     7,777
Restructuring costs                                           1,272              342
Deferred income                                              11,224           18,126
Contingent consideration liabilities                           --             17,860
Interest                                                      5,639            7,602
Other                                                         7,407           12,182
                                                      -------------      -----------
                                                      $      26,825      $    63,889
                                                      =============      ===========

7.       RESTRUCTURING ACTIONS:

         During fiscal 1997, restructuring costs aggregated $6.7 million. These costs were comprised of $2.7 million of severance pay for certain employees of an acquired business, facility closure costs of $2.0 million which were primarily remaining operating lease obligations of acquired facilities closed subsequent to the acquisition, and $2.0 million of remaining lease obligations and other costs related to the closure of MSXI facilities. Restructuring costs accounted for in the purchase of the related businesses and costs charged to operations were $4.7 million and $2.0 million, respectively. Restructuring charges were accounted for in accordance with approved management plans. Remaining accrued restructuring costs totaled $0.3 million as of January 2, 2000 and are expected to be paid in fiscal 2000.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

8.        DEBT:

          Debt is comprised of the following:

                                                                                       OUTSTANDING AT
                                                    INTEREST RATES AT         ----------------------------------
                                                        JANUARY 2,              JANUARY 3,        JANUARY 2,
                                                           2000                    1999              2000
                                                    -------------------       ----------------  ----------------
Senior Subordinated Notes                                     11.375 %               $100,000          $130,000
Credit Facility, as amended and restated:
   Revolving line of credit notes                                8.09%                 26,238             9,703
   Swingline notes                                         5.53-10.03%                 24,118            16,353
   Term notes                                               9.23-9.98%                 30,000            80,000

Ford Motor Company Limited, line of credit                       7.14%                  4,581               862
Chelsea Credit Facility                                            n/a                      -                 -
Satiz Facility                                                   4.51%                      -             8,928
                                                                              ----------------  ----------------
                                                                                      184,937           245,846
Less current portion                                                                    4,581            13,290
                                                                              ----------------  ----------------

Total long-term debt                                                                 $180,356          $232,556
                                                                              ================  ================

Senior Subordinated Notes

         On January 22, 1998, we issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series A Notes"). The net proceeds were used to retire bridge loans to CVC and MascoTech, retire senior subordinated notes payable to MascoTech and repay amounts outstanding under our credit facility. The fiscal years ended December 28, 1997 and January 3, 1999 included related party interest expense to CVC and MascoTech of about $8.0 and $0.6 million, respectively. On August 20, 1998, we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933 for any and all outstanding Series A Notes. Interest on the notes is payable semi-annually at 11-3/8% per annum and commenced July 15, 1998. The notes may be redeemed subsequent to January 15, 2003 at premiums that begin at 105.6875% and decline each year to face for redemptions taking place after January 15, 2006. In addition, at any time prior to January 15, 2001, we may redeem up to 35% of the original aggregate principal amount of the notes with the proceeds of one or more public equity offerings at a redemption price of 111.375% plus accrued and unpaid interest, if any. Also, upon the occurrence of a Change of Control, as defined in the Indenture (the "Indenture"), the notes may be redeemed at the option of the noteholders at a premium of one percent, plus accrued and unpaid interest, if any. The notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

         On May 18, 1999, we issued, in a private placement, an additional $30 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the "Series B Notes"). The Series B Notes are substantially identical to, and rank equally in right of payment with, our $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes issued during 1998. The net proceeds from the issuance of the Series B Notes were used to repay amounts previously outstanding under our credit facility. On September 10, 1999, we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933, for any and all outstanding Series B Notes.

         In connection with the $130 million of senior subordinated notes, each of our significant domestic restricted subsidiaries, as defined in the Indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guarantees MSXI's performance under the notes as primary obligors. See Note 17 for additional information.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

Credit Facility

          On November 30, 1999, we entered into an amended and restated credit facility with commercial banks and institutional lenders led by Bank One Corporation, as agent. At the effective date of December 7, 1999, the facility provided borrowing capacity on a senior-secured basis of up to $180 million, as defined, to replace our prior credit facility, which provided borrowing capacity of $130 million. The new credit facility includes an amended and restated $30 million five-year term loan, an amended and restated $100 million five-year revolving credit facility and an additional $50 million seven-year institutional term loan that may be increased to as much as $75 million on the same terms. See
Note 16 for recent developments related to our credit facility. Term loan borrowings are subject to satisfaction of the same borrowing base requirements and financial reporting and operating covenants as are other borrowings under the new credit facility. The revolving credit portion of the facility provides for borrowings as revolving credit loans, letters of credit and swingline loans. The revolving credit portion of the new facility expires December 7, 2004. Revolving credit loans, swingline loans and letters of credit (collectively "Revolving Debt") are payable on demand. Interest on loans under the new credit facility is payable quarterly or, if earlier, at the end of each interest period and accrues at an annual rate equal to a floating rate, as defined, except for swingline loans which accrue at an annual rate equal to a fixed or floating rate as negotiated at the time of borrowing.

          The $30 million term loan, as amended and restated, matures on December 7, 2004 with principal payments due quarterly, on a graduated basis, until maturity. The additional $50 million senior secured institutional term loan matures on December 7, 2006. Principal payments of .25% of the institutional term loan are payable quarterly in years one through six with the balance payable in year seven. The maturities of term loans, as of January 2, 2000, during the next five years are:

           YEAR                                                        AMOUNT
           ----                                                        ------
           2000                                                        $3,500
           2001                                                         5,000
           2002                                                         6,500
           2003                                                         8,000
           2004                                                         9,500

         Each of our significant domestic subsidiaries and selected other subsidiaries guarantees all obligations of MSXI under the new credit facility. In addition, MSXI has pledged the stock of such domestic subsidiaries and 65% of the stock of significant foreign subsidiaries. Additionally, a first lien exists on substantially all assets of such domestic subsidiaries. Pursuant to the agreement, we are also finalizing documents to provide a first lien on the assets of our UK subsidiaries. The obligations of MSXI under the new credit facility rank senior to all other indebtedness, including the senior subordinated notes.

         The new credit facility contains certain reporting covenants, customary affirmative covenants and various negative covenants including, but not limited to, certain limitations on mergers, sales of assets, acquisitions, liens, investments, indebtedness, contingent obligations, dividends, subsidiaries' ability to agree to dividend restrictions, affiliate transactions and changes of business. The new credit facility also contains certain covenants with respect to employee benefit arrangements and environmental matters and certain financial covenants including, but not limited to, a ratio of total debt to EBITDA, a ratio of senior debt to EBITDA, a fixed charge coverage ratio and a minimum net worth requirement, each as defined.

         As of January 2, 2000, $26.1 million was outstanding under the revolving credit portion of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

Chelsea Credit Facility

         As of January 2, 2000, Chelsea Computer Consultants, Inc., which was acquired in September 1999, maintains a financing arrangement that provides for lines of credit up to 90% of its eligible accounts receivable, not to exceed a maximum line of credit of $6 million. The arrangement, which bears interest at the prevailing prime lending rate plus 2 percent, expires on March 31, 2000 at which time any outstanding amounts are expected to be refinanced with borrowings under our credit facility. Borrowings under the arrangement are collateralized by a security interest in Chelsea's account receivable.

Satiz Credit Facility

         As of December 31, 1999, Satiz S.r.l., which was acquired on December 31, 1999, maintained a financing arrangement with Fidis S.p.A. that provides for borrowings up to 100% of its eligible accounts receivable, as defined in the agreement. Borrowings under the arrangement bear interest at the Euribor rate plus 0.975% and are collateralized by the underlying accounts receivable. The agreement expires on December 12, 2001 and will be automatically renewed for additional 12-month periods unless terminated by either party. Fidis S.p.A. is a subsidiary of Fiat S.p.A. who owns a minority interest in Satiz.

Fair Value of Debt

         The estimated fair values and carrying amounts of debt borrowings are as follows:

                                               AT JANUARY 3, 1999                  AT JANUARY 2, 2000
                                       -----------------------------------  ---------------------------------
                                         FAIR VALUE         BOOK VALUE         FAIR VALUE        BOOK VALUE
                                       ----------------   ----------------  -----------------    ------------
Senior Subordinated Notes                      $97,500           $100,000           $120,900        $130,000
Credit Facilities                               84,937             84,937            115,846         115,846
                                       ================   ================  =================    ============
  Total                                       $182,437           $184,937           $236,746        $245,846
                                       ================   ================  =================    ============

         The fair value of senior subordinated notes was determined based on quoted market prices. The fair values of amounts outstanding under the credit facilities approximate their carrying amounts as the variable rates inherent in the related financial instruments reflect changes in the overall market interest rates.

9.       BOOK OVERDRAFTS:

         Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to our banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. There were aggregate book overdrafts of $14.3 million and $17.2 million at January 3, 1999 and January 2, 2000, respectively. Such balances are included in accounts payable and drafts in the consolidated balance sheets.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

10.      COMMITMENTS AND CONTINGENCIES:

         MSXI is from time to time subject to various legal actions and claims incidental to our business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is the opinion of management that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of MSXI.

         MSXI and its subsidiaries have leases for real estate and equipment utilized in its business. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rental payments required under leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

                                                                      TOTAL
                                                                   ----------
Fiscal year ended:
2000                                                                 $ 25,714
2001                                                                   19,751
2002                                                                   11,645
2003                                                                   10,497
2004                                                                   10,467
    Thereafter                                                         39,160
                                                                   ----------

                                                                     $117,234
                                                                   ==========

          Rental expense was about $17.6 million, $22.3 million and $25.8 million in each of fiscal 1997, 1998, and 1999, respectively.

11.      REDEEMABLE SERIES A PREFERRED STOCK:

         In connection with the TSG Acquisition, we issued 360,000 shares of 12% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock") with a stated value and redemption value of $100 per share or $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01.

         Dividends on the Preferred Stock are payable in cash at the rate per annum equal to 12% of the stated value plus an amount equal to any accrued and unpaid dividends. As of January 2, 2000, we have not declared any dividends. Accordingly, no dividends have been paid or accrued. Dividends accumulated, but not declared, aggregate approximately $15.0 million as of January 2, 2000. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Stockholders' Agreement. The Preferred Stock, which has no voting rights, is mandatorily redeemable at the earlier of December 31, 2008 or the date on which a sale transaction, as defined, occurs. We may redeem any or all of the Preferred Stock at our election prior to December 31, 2008. We may also elect to acquire shares of the Preferred Stock from time to time without redeeming or otherwise acquiring all or any other issued shares of the Preferred Stock pursuant to the terms of the Stockholders' Agreement. As of January 2, 2000, we have not redeemed or acquired any Preferred Stock.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

12.      SHAREHOLDERS' DEFICIT:

         The common stock at par value resulted from the initial capitalization of MSXI by MascoTech, CVC and certain members of management. The additional paid-in capital amount at December 28, 1997 of approximately $(22.3) million represented amounts received from the issuance of common stock in excess of par value of $3.8 million, reduced by amounts paid to MascoTech for the acquisition of TSG in excess of book value as of December 31, 1996 of $(26.1) million. As the acquisition of TSG did not involve a change in control, the acquisition was recorded at carryover basis. In accordance with FAS 109, "Accounting for Income Taxes," we established deferred taxes related to the TSG Acquisition by recording an increase in additional paid-in capital in the amount of $10.4 million. In 1998, in connection with preparing our initial tax returns, which incorporated the opening balance sheet of TSG, certain adjustments to the estimated tax assets and liabilities acquired were identified when the final allocation of taxable temporary differences related to the acquisition was completed. These adjustments have been reflected as a change in additional paid-in capital.

13.      EMPLOYEE BENEFIT PLANS:

         We maintain a qualified cash or deferred compensation plan under
Section 401(k) of the Internal Revenue Code. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Under the plan, employees may elect to defer up to 20 percent of their annual wages, subject to the limitations of the Internal Revenue Code. Effective in fiscal 1999, MSXI contributes matching contributions, at varying rates, for all participating employees. The annual cost to administer the plan and fund matching contributions was $0.1 million in fiscal 1998 and $0.7 million in fiscal 1999. The cost of the plan was not significant in fiscal 1997.

         Contributions to union-sponsored, multi-employer pension plans were approximately $0.7 million in 1997, $0.7 million in 1998 and $0.6 million in 1999. These plans are not administered by MSXI and contributions are determined in accordance with provisions of negotiated labor contracts. MSXI has no present intention of withdrawing from any of these plans, nor has MSXI been informed that there is any intention to terminate such plans.

         We also have an unfunded deferred compensation plan for certain salaried employees. Individual participants make pre-tax contributions to the plan and MSXI matches up to 5 percent of the individual's annual salary. MSXI contributions vest over a period of time. Individuals may elect to receive a lump sum or defined payments of vested balances upon retirement or termination. The deferred compensation plan liability was $3.4 million at both January 3, 1999 and January 2, 2000. This deferred compensation plan liability is an unfunded and unsecured obligation of MSXI. However, MSXI has, through deposits to a grantor trust, restricted certain corporate assets having a fair value of $1.6 million and $1.3 million at January 3, 1999 and January 2, 2000, respectively, that are intended to be used to settle a portion of the obligation.

         Included in deferred compensation liabilities as of January 2, 2000 is $6.9 million of deferred employee termination indemnities. The accrued indemnities are obligations of Satiz, which was acquired effective December 31, 1999. Under Italian labor laws and regulations all employees are entitled to an indemnity upon termination of their employment relationship. The benefit accrues to the employees on a pro-rata basis during their employment period and is based upon individual salaries. The vested benefit payable accrues interest, and employees can receive advances thereof, in certain specified situations, all defined in the applicable labor contract regulations. The liability as of January 2, 2000 reflects the total amount of the indemnities, net of any advances taken, that applicable employees would be entitled to receive if termination were to occur as of that date.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

         With the APX Acquisition, we acquired certain obligations with respect to a frozen defined benefit pension plan. The plan was frozen in 1988 and covers certain union and non-union employees who were formerly employed by Autodynamics Corporation of America, Inc., a company acquired previously by one of the companies that comprised APX. This plan is not administered by MSXI. Contributions are determined in accordance with provisions of the plan. This plan is not material to our financial position or results of operations.

14.      INCOME TAXES:

                                                             FISCAL YEAR      FISCAL YEAR      FISCAL YEAR
                                                                ENDED            ENDED            ENDED
                                                             DECEMBER 28,     JANUARY 3,       JANUARY 2,
                                                                 1997            1999             2000
                                                            ---------------  --------------   --------------
Income (loss) before income taxes for U.S. and
   foreign operations was:
     Domestic                                                      $3,236           $2,898          $16,539
     Foreign                                                       (5,984)           2,941              650
                                                            ---------------  --------------   --------------
                                                                  $(2,748)          $5,839          $17,189
                                                            ===============  ==============   ==============
The provision for income taxes (benefit) was:
   Currently payable:
     Federal                                                       $1,049           $ (573)          $2,513
     Foreign                                                         (640)           2,178            3,026
     State                                                              -              104              280
   Deferred:
     Federal                                                          315             1,871           3,628
     Foreign                                                         (499)            (512)          (2,452)
                                                            ---------------  --------------   --------------
                                                                     $225           $3,068           $6,995
                                                            ===============  ==============   ==============

Deferred tax assets (liabilities) included:
   Amortizable goodwill                                           $ 9,111           $7,890           $4,003
   Accrued interest expense                                         2,023            1,019            1,537
   Accrued liabilities and deferred compensation                      863           (1,662)           1,114
   Net operating losses                                               360            3,604            2,391
   German tax benefit                                                 332                -                -
   Depreciation                                                     1,937            1,264            3,168
   Accounts receivable                                               (984)            (587)            (606)
   Valuation allowance                                               (535)            (736)            (920)
   Unrealized foreign gain                                              -              181             (569)
   Other, net                                                         641              332              801
                                                            ---------------  --------------   --------------
     Net deferred tax asset                                      $ 13,748          $11,305          $10,919
                                                            ===============  ==============   ==============

         The valuation allowance has been provided for specific items where management has determined that the likelihood of realization is not sufficient to allow for recognition of the asset. The utilization of these attributes is subject to various limitations as provided within current tax laws. Net operating losses can be used to offset income of certain foreign subsidiaries and can be carried forward indefinitely.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

         The following is a reconciliation of taxes at the U.S. federal statutory rate to the provision for income taxes:

                                                FISCAL YEAR        FISCAL YEAR        FISCAL YEAR
                                                   ENDED              ENDED              ENDED
                                               DECEMBER 28,        JANUARY 3,         JANUARY 2,
                                                   1997               1999               2000
                                              ----------------   ----------------   ----------------
U.S statutory rate                                  35%                35%                35%
                                                    ---                ---                ---

Tax at U.S. statutory rate                              $(961)            $2,043             $6,016
Valuation allowance                                       535                201                184
Higher effective foreign tax rate                         351                367                161
Other, net                                                300                457                634
                                              ----------------   ----------------   ----------------
                                                         $225             $3,068             $6,995
                                              ================   ================   ================

         As of December 28, 1997, January 3, 1999 and January 2, 2000, a provision had not been made for United States or additional foreign taxes on approximately $1.4 million, $2.3 million and $0.6 million, respectively, of undistributed earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It was not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

15.      SEGMENT INFORMATION:

         MSXI is a global provider of complementary outsourcing services to the automotive and other industries. We group our services into three categories: engineering services; staffing services; and business and technology services. Due to the similar characteristics of our service lines, including the nature of our service offerings, processes supporting the delivery of our services, our customers, and our marketing and sales processes, our operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

The following is a summary of our net sales by service line:

                                                                FISCAL YEAR ENDED
                                                ---------------------------------------------------
                                                 DECEMBER 28,        JANUARY 3,        JANUARY 2,
                                                     1997               1999              2000
                                                ----------------    --------------    -------------
Engineering Services                                 $ 202,078        $ 220,639         $ 293,510
Staffing Services                                      111,211          155,627           308,489
Business & Technology Services                          64,725          157,676           157,843
                                                ----------------    --------------    -------------
  Total net sales                                    $ 378,014        $ 533,942         $ 759,842
                                                ================    ==============    =============

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

         We evaluate performance based on earnings before interest and taxes
(EBIT), including the Michigan Single Business Tax, as defined. A reconciliation of consolidated EBIT to consolidated income (loss) before income taxes is as follows:

                                               FISCAL YEAR          FISCAL YEAR          FISCAL YEAR
                                                  ENDED                ENDED                ENDED
                                               DECEMBER 28,          JANUARY 3,           JANUARY 2,
                                                   1997                 1999                 2000
                                             -----------------    -----------------    -----------------
Total EBIT                                           $12,520              $26,771              $43,964
Interest expense                                     (12,400)             (17,416)             (21,141)
Michigan Single Business Tax                          (2,868)              (3,516)              (5,634)
                                             -----------------    -----------------    -----------------
Consolidated income (loss) before taxes              $(2,748)              $5,839              $17,189
                                             =================    =================    =================

         Sales and long-lived asset information by geographic area are as follows:

                                             SALES                                      LONG-LIVED ASSETS
                        ------------------------------------------------   ---------------------------------------------
                         FISCAL YEAR     FISCAL YEAR      FISCAL YEAR
                            ENDED           ENDED            ENDED             AS OF           AS OF          AS OF
                        DECEMBER 28,      JANUARY 3,       JANUARY 2,       DECEMBER 28,     JANUARY 3,     JANUARY 2,
                            1997             1999             2000              1997            1999           2000
                        --------------  ---------------  ---------------   ---------------  -------------  -------------
   United States             $276,610         $362,704         $552,142           $63,436       $106,580       $153,744
   Foreign:
      United Kingdom           72,105          110,362          138,614             7,593         12,144         12,408

      Other Foreign(1)         29,299           60,876           69,086             4,025          3,883         20,627
                        --------------  ---------------  ---------------   ---------------  -------------  -------------
        Total                $378,014         $533,942         $759,842           $75,054       $122,607       $186,779
                        ==============  ===============  ===============   ===============  =============  =============

               (1) Other Foreign long-lived assets at January 2, 2000 include
                   $10 million of assets Acquired in the Satiz Acquisition effective December 31, 1999.


16.      SUBSEQUENT EVENT:

         On February 23, 2000 we acquired the professional staffing operations of Corporate Staffing Resources of South Bend, Indiana. Specifically, we acquired 100% of the outstanding common stock of Intranational Computer Consultants and Programming Management and Systems and selected assets and liabilities of CMS Management Services and Ascend. These companies provide information technology and technical professional staffing throughout the United States with combined historical annual revenues over $57 million.

         In early 2000, the seven-year institutional term loan, with principal outstanding of $50 million as of January 2, 2000, was increased to $75 million pursuant the terms of our amended and restated credit facility. Upon completion of the syndication of the credit facility, our total borrowing capacity increased to $205 million. Proceeds from the additional term debt were used to repay amounts outstanding under the revolving credit portion of the credit facility. See Note 8 for further information.

                             MSX INTERNATIONAL, INC.

                 (DOLLARS IN THOUSANDS UNLESS STATED OTHERWISE)

17.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

         In connection with our $130 million of senior subordinated notes outstanding, each of our significant domestic restricted subsidiaries, as defined in the related bond indenture (the "Guarantor Subsidiaries"), irrevocably and unconditionally guarantee MSXI's performance as primary obligor. The following condensed consolidating financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries as set forth below. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined those would not be material to the holders of the senior subordinated notes.

         The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries, if any, on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

         GRI is a guarantor subsidiary. The statements of operations and cash flows for the eight months ended August 31, 1997 are separately included below on a consolidated basis with its subsidiaries. The results of GRI are included in the consolidated results of MSXI from September 1, 1997 forward.

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 3, 1999

                                                       MSXI          GUARANTOR     NON-GUARANTOR                         MSXI
                                                     (ISSUER)       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                     --------       ------------   --------------    ------------     ------------
                                                                                     (IN THOUSANDS)
ASSETS

Current assets:
   Cash and cash equivalents                         $    --          $   1,690       $   2,558       $    --          $   4,248
   Accounts receivable, net                               --            145,715          62,736            --            208,451
   Inventory                                              --              2,315              47            --              2,362
   Prepaid expenses and other assets                       530            3,499           1,530            --              5,559
   Deferred income taxes                                  --               --               961            --                961
                                                     ---------        ---------       ---------       ---------        ---------
     Total current assets                                  530          153,219          67,832            --            221,581

Property and equipment, net                               --             23,255          12,010            --             35,265
Buildings held for sale                                   --             15,000            --              --             15,000
Goodwill and other intangibles, net                       --             60,620           3,658            --             64,278
Investment in subsidiaries                             157,918           33,703            --          (191,621)            --
Other assets                                             4,801            2,904             359            --              8,064
Deferred income taxes                                      911            8,800           2,825            --             12,536
                                                     ---------        ---------       ---------       ---------        ---------
     Total assets                                    $ 164,160        $ 297,501       $  86,684       $(191,621)       $ 356,724
                                                     =========        =========       =========       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion
     of long-term debt                               $    --          $    --         $   4,581       $    --          $   4,581
   Accounts payable and drafts                            --             74,705          15,181            --             89,886
   Accrued liabilities                                     695           40,362           9,086             (32)          50,111
   Contractual acquisition obligation                     --             15,000            --              --             15,000
   Deferred income taxes                                  --                930           1,262            --              2,192
                                                     ---------        ---------       ---------       ---------        ---------
     Total current liabilities                             695          130,997          30,110             (32)         161,770

Long-term debt                                         173,238             --             7,118            --            180,356
Intercompany accounts                                  (55,748)          26,916          28,832            --               --
Long-term deferred compensation liability
   and other                                              --              4,629              74            --              4,703
                                                     ---------        ---------       ---------       ---------        ---------
     Total liabilities                                 118,185          162,542          66,134             (32)         346,829

Redeemable Series A Preferred Stock                     36,000             --              --              --             36,000
Shareholders' equity (deficit)                           9,975          134,959          20,550        (191,589)         (26,105)
                                                     ---------        ---------       ---------       ---------        ---------
     Total liabilities and shareholders'
       equity (deficit)                              $ 164,160        $ 297,501       $  86,684       $(191,621)       $ 356,724
                                                     =========        =========       =========       =========        =========

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JANUARY 2, 2000

                                                       MSXI          GUARANTOR     NON-GUARANTOR                          MSXI
                                                     (ISSUER)       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     --------       ------------    ------------    ------------     ------------
                                                                                    (IN THOUSANDS)
ASSETS

Current assets:
   Cash and cash equivalents                         $    --          $     873       $   6,006       $    --          $   6,879
   Accounts receivable, net                               --            182,380         123,093            --            305,473
   Inventory                                              --              2,237           1,896            --              4,133
   Prepaid expenses and other assets                       389            4,493           5,125            --             10,007
   Deferred income taxes                                  --              1,112           1,313            --              2,425
                                                     ---------        ---------       ---------       ---------        ---------
     Total current assets                                  389          191,095         137,433            --            328,917

Property and equipment, net                               --             24,891          19,219            --             44,110
Goodwill and other intangibles, net                       --            101,912          21,106            --            123,018
Investment in subsidiaries                             169,110           34,727           9,485        (203,837)           9,485
Other assets                                             7,397            2,232             537            --             10,166
Deferred income taxes                                     --              5,779           2,715            --              8,494
                                                     ---------        ---------       ---------       ---------        ---------
     Total assets                                    $ 176,896        $ 360,636       $ 190,495       $(203,837)       $ 524,190
                                                     =========        =========       =========       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion
     of long-term debt                               $   3,500        $    --         $   9,790       $    --          $  13,290
   Accounts payable and drafts                            --             93,374          68,599            --            161,973
   Accrued liabilities                                  (4,716)          74,954          19,184             (33)          89,389
   Deferred income taxes                                  --               --              --              --               --
                                                     ---------        ---------       ---------       ---------        ---------
     Total current liabilities                          (1,216)         168,328          97,573             (33)         264,652

Long-term debt                                         217,750             --            14,806            --            232,556
Intercompany accounts                                  (84,076)          39,020          45,056            --               --
Long-term deferred compensation liabilities
   and other                                              --              4,402           6,873            --             11,275
                                                     ---------        ---------       ---------       ---------        ---------
     Total liabilities                                 132,458          211,750         164,308             (33)         508,483

Minority Interest                                         --               --               286            --                286
Redeemable Series A Preferred Stock                     36,000             --              --              --             36,000
Shareholders' equity (deficit)                           8,438          148,886          25,901        (203,804)         (20,579)
                                                     ---------        ---------       ---------       ---------        ---------
     Total liabilities and shareholders'
       equity (deficit)                              $ 176,896        $ 360,636       $ 190,495       $(203,837)       $ 524,190
                                                     =========        =========       =========       =========        =========

                              MSX INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                FOR THE THREE FISCAL YEARS ENDED JANUARY 2, 2000

                                                       MSXI           GUARANTOR      NON-GUARANTOR                        MSXI
                                                     (ISSUER)       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                     --------       ------------     ------------     ------------     ------------
                                                                                    (IN THOUSANDS)
FISCAL YEAR ENDED DECEMBER 28, 1997
Net sales                                            $    --          $ 276,609        $ 101,405        $    --          $ 378,014
Cost of sales                                             --            234,467           93,020             --            327,487
                                                     ---------        ---------        ---------        ---------        ---------
     Gross profit                                         --             42,142            8,385             --             50,527
Selling, general and administrative expenses              --             26,548           11,435             --             37,983
Amortization of goodwill and other intangibles            --                892             --               --                892
Restructuring costs                                       --              2,000             --               --              2,000
                                                     ---------        ---------        ---------        ---------        ---------
     Operating income (loss)                              --             12,702           (3,050)            --              9,652
Interest income (expense), net                          (9,542)              76           (2,934)            --            (12,400)
Equity in subsidiary earnings (loss)                     3,324           (4,845)            --              1,521             --
                                                     ---------        ---------        ---------        ---------        ---------
     Income (loss) before income taxes                  (6,218)           7,933           (5,984)           1,521           (2,748)
Income tax provision (benefit)                          (3,245)           4,609           (1,139)            --                225
                                                     ---------        ---------        ---------        ---------        ---------
     Net income (loss)                               $  (2,973)       $   3,324        $  (4,845)       $   1,521           (2,973)
                                                     =========        =========        =========        =========        =========


FISCAL YEAR ENDED JANUARY 3, 1999
Net sales                                            $    --          $ 362,703        $ 171,239        $    --          $ 533,942
Cost of sales                                             --            303,759          146,155             --            449,914
                                                     ---------        ---------        ---------        ---------        ---------
     Gross profit                                         --             58,944           25,084             --             84,028
Selling, general and administrative expenses              --             40,473           18,610             --             59,083
Amortization of goodwill and other intangibles            --              1,583              107             --              1,690
                                                     ---------        ---------        ---------        ---------        ---------
     Operating income                                     --             16,888            6,367             --             23,255
Interest income (expense), net                         (16,064)           2,074           (3,426)            --            (17,416)
Equity in subsidiary earnings                           13,334            1,274             --            (14,608)            --
                                                     ---------        ---------        ---------        ---------        ---------
     Income (loss) before income taxes                  (2,730)          20,236            2,941          (14,608)           5,839
Income tax provision (benefit)                          (5,501)           6,902            1,667             --              3,068
                                                     ---------        ---------        ---------        ---------        ---------
     Net income                                      $   2,771        $  13,334        $   1,274        $ (14,608)       $   2,771
                                                     =========        =========        =========        =========        =========


FISCAL YEAR ENDED JANUARY 2, 2000
Net sales                                            $    --          $ 540,886        $ 231,102        $ (12,146)       $ 759,842
Cost of sales                                             --            460,554          205,134          (12,146)         653,542
                                                     ---------        ---------        ---------        ---------        ---------
     Gross profit                                         --             80,332           25,968             --            106,300
Selling, general and administrative expenses              --             42,760           22,054             --             64,814
Amortization of goodwill and other intangibles            --              2,767              389             --              3,156
                                                     ---------        ---------        ---------        ---------        ---------
     Operating income                                     --             34,805            3,525             --             38,330
Interest income (expense), net                         (19,934)           1,412           (2,619)            --            (21,141)
Equity in subsidiary earnings                           23,002              168             --            (23,170)            --
                                                     ---------        ---------        ---------        ---------        ---------
     Income before income taxes                          3,068           36,385              906          (23,170)          17,189
Income tax provision (benefit)                          (7,126)          13,383              738             --              6,995
                                                     ---------        ---------        ---------        ---------        ---------

     Net income                                      $  10,194        $  23,002        $     168        $ (23,170)       $  10,194
                                                     =========        =========        =========        =========        =========

                             MSX INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997



                                                        MSXI      GUARANTOR      NON-GUARANTOR                       MSXI
                                                      (ISSUER)   SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                      --------   ------------    -------------    ------------   ------------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss)                                 $  (6,297)     $   8,169      $  (4,845)      $     --       $ (2,973)
   Equity in earnings of subsidiaries                    3,324         (4,845)            --          1,521             --
   Adjustments to reconcile net income (loss)
     to net cash provided by (used for)
     operating activities:
       Depreciation                                         --          5,523          3,444             --          8,967
       Amortization                                         --            892             --             --            892
       (Increase) decrease in receivables, net              --        (28,394)        (7,949)            --        (36,343)
       (Increase) decrease in inventory                     --           (310)             1             --           (309)
       (Increase) decrease in prepaid expenses
         and other assets                                   --           (828)          (685)            --         (1,513)
       Increase (decrease) in current
         liabilities                                     4,144         28,414         (2,071)            --         30,487
       Other, net                                           --          2,861           (285)            --          2,576
                                                     ---------      ---------      ---------      ---------      ---------
 Net cash provided by (used in) operating
   activities                                            1,171         11,482        (12,390)         1,521          1,784
                                                     ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
   Capital expenditures                                     --         (7,433)        (4,085)            --        (11,518)
   Acquisition of businesses, net of cash received    (141,260)        18,454        (30,327)        (6,004)      (159,137)
   Investment in foreign subsidiaries                       --        (24,378)            --         24,378             --
   Other, net                                               --             (8)             3           --               (5)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash used for investing activities                (141,260)       (13,365)       (34,409)        18,374       (170,660)
                                                     ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
   Intercompany                                        (32,662)         2,052         30,610             --             --
   Investment in subsidiaries                               --              8         19,385        (19,393)            --
   Equity of subsidiaries                               (3,324)         3,794             --           (470)            --
   Proceeds from issuance of debt                       70,000             --             --             --         70,000
   Changes in revolving debt                            66,275             --          7,124             --         73,399
   Changes in book overdraft                                --           (669)            --             --           (669)
   Sale of Redeemable Preferred Stock                   36,000             --             --             --         36,000
   Sale of Common Stock                                  3,800             --             --             --          3,800
   Other, net                                               --           (830)           (76)           (32)          (938)
                                                     ---------      ---------      ---------      ---------      ---------
Net cash provided by financing activities              140,089          4,355         57,043        (19,895)       181,592
                                                     ---------      ---------      ---------      ---------      ---------

Effect of foreign exchange rate changes on
   cash and cash equivalents                                --            (23)        (1,118)            --         (1,141)
                                                     ---------      ---------      ---------      ---------      ---------

Cash and cash equivalents:
   Increase for the period                                  --          2,449          9,126             --         11,575
   Balance, beginning of period                             --             --             --             --             --
                                                     ---------      ---------      ---------      ---------      ---------
   Balance, end of period                            $      --      $   2,449      $   9,126      $      --      $  11,575
                                                     =========      =========      =========      =========      =========

17.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - (CONTINUED)

                             MSX INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999


                                                                                     NON-
                                                       MSXI         GUARANTOR      GUARANTOR                            MSXI
                                                     (ISSUER)      SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                   ------------    -------------  -------------     ------------    -------------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss)                                $ (10,563)       $  12,060        $   1,274        $       -        $   2,771
   Equity in earnings of subsidiaries                  13,334            1,274                -          (14,608)               -
   Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities:
       Depreciation                                         -            7,607            4,301                -           11,908
       Amortization                                       511            1,583              107                -            2,201
       Deferred taxes                                    (911)           3,217           (1,268)               -            1,038
       (Gain) loss on sale of property and
         equipment                                          -              194              (32)               -              162
       (Increase) decrease in receivables, net              -            1,249          (13,078)               -          (11,829)
       (Increase) decrease in inventory                     -              (25)             (11)               -              (36)
       (Increase) decrease in prepaid expenses
         and other assets                                (530)          (1,264)           2,161                -              367
       Increase (decrease) in current liabilities         695           13,155            6,052                -           19,902
       Other, net                                        (676)           1,039            2,470           (2,847)             (14)
                                                    ---------        ---------        ---------        ---------        ---------
Net cash  provided by operating activities              1,860           40,089            1,976          (17,455)          26,470
                                                    ---------        ---------        ---------        ---------        ---------

Cash flows from investing activities:
   Capital expenditures                                     -           (6,025)          (5,534)               -          (11,559)
   Acquisition of businesses, net of cash
    received                                                -          (38,460)          (4,480)               -          (42,940)
   Proceeds from disposal of property and
    equipment                                               -              764              467                -            1,231
                                                    ---------        ---------        ---------        ---------        ---------
Net cash used for investing activities                      -          (43,721)          (9,547)               -          (53,268)
                                                    ---------        ---------        ---------        ---------        ---------

Cash flows from financing activities:
   Intercompany                                       (20,933)          23,524           (2,591)               -                -
   Investment in subsidiaries                               -          (15,970)          10,645            5,325                -
   Equity of subsidiaries                             (13,334)           6,780           (4,174)          10,728                -
   Proceeds from issuance of debt                     122,883                -            7,117                -          130,000
   Debt issuance costs                                 (4,637)               -                -                -           (4,637)
   Payment of Senior Subordinated Notes and
     Bridge Loans                                     (70,000)               -                -                -          (70,000)
   Changes in revolving debt                          (15,919)            (234)         (12,068)               -          (28,221)
   Changes in book overdraft                                -           (9,762)           1,799                -           (7,963)
   Sale of Common Stock                                    80                -                -                -               80
   Other, net                                               -                1              212                -              213
                                                    ---------        ---------        ---------        ---------        ---------
Net cash provided by financing activities              (1,860)           4,339              940           16,053           19,472
                                                    ---------        ---------        ---------        ---------        ---------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                     -           (1,466)              63            1,402               (1)
                                                    ---------        ---------        ---------        ---------        ---------

Cash and cash equivalents:
   Decrease for the period                                  -             (759)          (6,568)               -           (7,327)
   Balance, beginning of period                             -            2,449            9,126                -           11,575
                                                    ---------        ---------        ---------        ---------        ---------
   Balance, end of period                           $       -        $   1,690        $   2,558        $       -        $   4,248
                                                    =========        =========        =========        =========        =========

                             MSX INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                                                                                      NON-
                                                         MSXI       GUARANTOR      GUARANTOR                           MSXI
                                                       (ISSUER)    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     -----------   ------------   ------------    ------------     ------------
Cash flows from operating activities:                                        (IN THOUSANDS)
   Net income (loss)                                  $(12,808)       $ 22,834        $    168        $      -        $ 10,194
   Equity in earnings of subsidiaries                   23,002             168               -         (23,170)              -
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation                                          -           9,154           4,529               -          13,683
       Amortization                                        695           2,767             390               -           3,852
       Deferred taxes                                      911           1,165          (1,690)              -             386
       Loss on sale of property and
         equipment                                           -             530             741               -           1,271
       (Increase) decrease in receivables, net               -         (32,605)            208               -         (32,397)
       (Increase) decrease in inventory                      -              78              25               -             103
       (Increase) decrease in prepaid expenses
         and other assets                                  141            (626)         (1,844)              -          (2,329)
       Increase (decrease) in current liabilities       (5,411)         33,282           7,729               -          35,600
       Other, net                                            -            (372)            267             (74)           (179)
                                                      --------        --------        --------        --------        --------
Net cash provided by operating activities                6,530          36,375          10,523         (23,244)         30,184
                                                      --------        --------        --------        --------        --------

Cash flows from investing activities:
   Capital expenditures                                      -         (11,272)         (8,181)              -         (19,453)
   Acquisition of businesses, net of cash
     received                                                -         (34,342)        (20,393)              -         (54,735)
   Proceeds from buildings held for sale and
     disposal of equipment                                   -          15,693             571               -          16,264
                                                      --------        --------        --------        --------        --------
Net cash used for investing activities                       -         (29,921)        (28,003)              -         (57,924)
                                                      --------        --------        --------        --------        --------

Cash flows from financing activities:
   Intercompany                                        (28,329)         13,467          14,788              74               -
   Investment in subsidiaries                          (27,850)         10,702           2,083          15,065               -
   Equity of subsidiaries                               10,587         (12,071)          3,491          (2,007)              -
   Proceeds from issuance of debt                       79,415             (11)              -               -          79,404
   Debt issuance costs                                  (3,292)              -               -               -          (3,292)
   Changes in revolving debt                           (31,403)         (1,520)          3,969               -         (28,954)
   Changes in book overdraft                                 -           1,462           1,419               -           2,881
   Payment of contractual acquisition obligation             -         (15,000)              -               -         (15,000)
   Sale of Common Stock                                     59               -               -               -              59
                                                      --------        --------        --------        --------        --------
Net cash provided by (used for) financing
  activities                                              (813)         (2,971)         25,750          13,132          35,098
                                                      --------        --------        --------        --------        --------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                 (5,717)         (4,300)         (4,822)         10,112          (4,727)
                                                      --------        --------        --------        --------        --------

Cash and cash equivalents:
   Increase (decrease) for the period                        -            (817)          3,448               -           2,631
   Balance, beginning of period                              -           1,690           2,558               -           4,248
                                                      --------        --------        --------        --------        --------
   Balance, end of period                             $      -        $    873        $  6,006        $      -        $  6,879
                                                      ========        ========        ========        ========        ========

                    GEOMETRIC RESULTS INCORPORATED- SERVICES
   (A FORMER BUSINESS UNIT OF GEOMETRIC RESULTS INCORPORATED AND SUBSIDIARIES)

            CONDENSED CONSOLIDATED CARVE-OUT STATEMENT OF OPERATIONS
                FOR THE EIGHT MONTH PERIOD ENDED AUGUST 31, 1997


                                                                FOR THE
                                                              EIGHT MONTH
                                                             PERIOD ENDED
                                                              AUGUST 31,
                                                                 1997
                                                           ---------------
                                                              (DOLLARS IN
                                                              THOUSANDS)
  Net sales                                                       $431,134
  Cost of sales                                                    411,518
                                                           ---------------
     Gross profit                                                   19,616
  Selling, general and administrative expenses                      13,636
  Michigan Single Business Tax                                         239
                                                           ---------------
     Operating income                                                5,741
  Other income, net                                                  1,136
                                                           ---------------
     Income  before income taxes                                     6,877
  Income tax provision                                               2,908
                                                           ---------------
     Net income                                                     $3,969
                                                           ===============

                   GEOMETRIC RESULTS INCORPORATED - SERVICES
       (A FORMER UNIT OF GEOMETRIC RESULTS INCORPORATED AND SUBSIDIARIES)

            CONDENSED CONSOLIDATED CARVE-OUT STATEMENT OF CASH FLOWS
                FOR THE EIGHT MONTH PERIOD ENDED AUGUST 31, 1997


                                                                                       FOR THE
                                                                                     EIGHT MONTH
                                                                                    PERIOD ENDED
                                                                                     AUGUST 31,
                                                                                        1997
                                                                                   --------------
                                                                                    (DOLLARS IN
                                                                                     THOUSANDS)
Cash from (used for):
Operating activities:
   Net income                                                                             $3,969
   Adjustments to reconcile net income to net cash
     from operating activities:
     Depreciation                                                                          3,960
     Loss on disposal of assets                                                                8
     Provision for doubtful accounts                                                          (2)
     Deferred income taxes                                                                   262
     (Increase) decrease in receivables                                                   39,865
     (Increase) decrease in prepaid expenses and other assets                             (1,071)
     Increase (decrease) in accounts payable                                             (10,750)
     Increase (decrease) in accrued payroll and benefits                                  (1,962)
     Increase (decrease) in income taxes due to parent                                     2,192
     Increase (decrease) in accrued expenses                                                (248)
                                                                                   -------------
   Net cash from operating activities                                                     36,223
                                                                                   -------------

Investing activities:
   Proceeds from sale of assets                                                                -
   Capital expenditures                                                                   (4,047)
                                                                                   -------------
   Net cash used for investing activities                                                 (4,047)
                                                                                   -------------

Financing activities:
   Net borrowings on lines of credit from parent                                           2,135
   Divisional equity transfer                                                              1,007
   Increase in cash overdraft                                                              4,221
                                                                                   -------------
   Net cash from financing activities                                                      7,363
                                                                                   -------------
Effect of exchange rate changes on cash                                                     (441)
                                                                                   -------------

Cash and cash investments:
   Increase for the period                                                                39,098
   At January 1                                                                           17,280
                                                                                   -------------
   At end of period                                                                      $56,378
                                                                                   =============

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to our directors and executive officers as of January 2, 2000.



                       NAME                         AGE                        POSITION
                       ----                         ---                        --------
  Erwin H. Billig...........................         73      Chairman of the Board of Directors (Chief
                                                             Executive Officer until January 2000)
  Thomas T. Stallkamp....................            53      Vice Chairman and Chief Executive Officer
                                                             (effective January 2000)
  Frederick K. Minturn....................           43      Executive Vice President and Chief Financial
                                                             Officer
  Roger Fridholm...........................          59      President, Business, Technology and Staffing
                                                             Services Division
  John Risk..................................        61      President, Engineering Services Division
  Richard M. Cashin, Jr...................           46      Director
  David E. Cole............................          62      Director
  Michael A. Delaney.....................            45      Director
  Lee Gardner..............................          52      Director
  Richard A. Manoogian..................             63      Director


         Erwin H. Billig served as Chief Executive Officer from April 28, 1998 until January 2000 and Chairman of the Board of Directors since January 3, 1997. He served as Vice Chairman of MascoTech from 1994 to 1997 and was President and Chief Operating Officer of MascoTech from 1986 to 1994. He is also the Chairman of the Board of Directors of Titan Wheel International, Inc., a director of OEA, Inc. and a director and Vice Chairman of Delco Remy International, Inc.

         Thomas T. Stallkamp was appointed Vice Chairman and Chief Executive Officer of MSX International effective January 2000. He also serves on the Board of Directors for Kmart Corporation, PickupTruck.com and Baxter International. Prior to joining MSX International, Mr. Stallkamp was Vice Chairman for DaimlerChrysler Corporation and also served as President of Chrysler Corporation in 1998. Prior to becoming President, Mr. Stallkamp served in various executive level positions during his 20-year career with Chrysler Corporation.

         Frederick K. Minturn has been Executive Vice President and Chief Financial Officer since January 3, 1997. Mr. Minturn was Group Controller of MascoTech's Automotive Operations from 1991 through December 1996 and was a Vice President of such group from 1994 through December 1996.

         Roger Fridholm has been President of the Business, Technology and Staffing Services Division since May 26, 1998. Mr. Fridholm has also served as President of St. Clair Group, Inc., a private investment company, since 1991 and President of IPG Services Corporation since 1996, and as President of Ad Hoc, Inc. since 1997, all of which are staffing service companies. Mr. Fridholm is a director of The Stroh Companies, Inc., MascoTech, Inc., MCN Energy Group and Comerica Bank.

         John Risk has been President of the Engineering Services Division since May 11, 1998. Mr. Risk retired from Ford Motor Company in 1997 where, during his 33-year career, he made major contributions to the company in a variety of key appointments. Prior to joining MSXI, Mr. Risk was Director of the B-Car Vehicle Line at Ford. In this capacity, he was responsible for all aspects of the Small Car Program activities (including the Ka minicar) in both Europe and the U.S.

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


         David E. Cole has been a director since January 3, 1997. Mr. Cole has been the Director of the Office for the Study of Automotive Transportation
(OSAT) at the University of Michigan's Transportation Research Institute since 1978. Mr. Cole is a director of Mechanical Dynamics Inc., Thyssen Krupp, U.S., Saturn Electronics & Engineering, Inc., and Plastech Inc. Mr. Cole is also a director of the Automotive Hall of Fame and is on the Board of Trustees of Hope College.

         Michael A. Delaney has been a director since January 3, 1997. Mr. Delaney has been a Vice President of CVC since 1989. Mr. Delaney is also a director of Allied Digital Technologies, Inc., GVC Holdings, JAC Holding Corporation, ChipPAC Corporation, Palomar Technologies Corporation, Great Lakes Dock & Dredge Corporation, SC Processing, Inc., Triumph Group, Inc., CLARK Material Handling Inc., International Knife and Saw, Inc., Paper Pak Products, Inc., AmeriSource Health Corporation and Delco Remy International, Inc.

         Lee M. Gardner has been a director since January 3, 1997. Mr. Gardner has served as President and Chief Operating Officer of MascoTech since 1992.

         Richard A. Manoogian has been a director since January 3, 1997. Mr. Manoogian served as Chairman, Chief Executive Officer and a director of MascoTech from 1984 to 1998 and continues to serve as Chairman and as a director. Mr. Manoogian is also Chairman of the Board and Chief Executive Officer of Masco Corporation and a director of Bank One Corporation, Detroit Renaissance and The American Business Conference.

         Each of our directors holds office until a successor is elected and qualified or until such director's earlier resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION.

         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to MSXI for the last two fiscal years (except for bonus amounts, which are compensation for services rendered in the immediately preceding year) of (i) those persons who served as our Chief Executive Officer during fiscal 1999 and (ii) our executive officers other than the Chief Executive Officer who were serving as executive officers of MSXI at the end of fiscal 1999 (collectively, the "Named Executive Officers"):


                                            SUMMARY COMPENSATION TABLE
                                                                           ANNUAL COMPENSATION
                                                             -------------------------------------------------
                                                                                               OTHER ANNUAL
                                            FISCAL YEAR                                        COMPENSATION
       NAME AND PRINCIPAL POSITION             ENDED         SALARY ($)       BONUS ($)            ($)
       ---------------------------
                                            -------------    ------------    -------------   -----------------

Erwin H. Billig............................        1/3/99         240,000               --                  --
    Chief Executive Officer and                    1/2/00         246,666          120,000                  --
    Chairman of the Board of Directors
Frederick K. Minturn.......................        1/3/99         212,500           20,000          105,128(1)
    Executive Vice President and Chief             1/2/00         237,500          148,162           89,075(1)
    Financial Officer
Roger Fridholm.............................        1/3/99         152,700               --                  --
    President, Business, Technology, and           1/2/00         261,998           79,200                  --
    Staffing Services Division
John Risk..................................        1/3/99         174,667               --                  --
    President, Engineering Services                1/2/00         276,000          121,764           13,800(2)
    Division

-------------------------
(1) Company match of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan totaling $10,625 in fiscal 1998 and $11,875 in fiscal 1999, combined with the value on the date of vesting of shares of common stock of MascoTech granted pursuant to MascoTech's 1991 Stock Incentive Plan, being compensation for services prior to 1997.

(2) Company match of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan.


         Pursuant to our Deferred Compensation Plan, certain of our management employees have the option of deferring salary and bonus amounts up to a maximum amount of 10% of salary. In addition, deferred discretionary bonuses may be awarded to participants in the Deferred Compensation Plan. Such deferred amounts and Company matches are credited to an account on the books of MSXI, which is credited annually with earnings. In 1997 and 1998, we matched five percent of the amount of salary deferred by participants in the Deferred Compensation Plan.

         DIRECTOR COMPENSATION

         Outside directors, who are not affiliated with MSXI, MascoTech or CVC, are entitled to receive $10,000 in annual compensation and $500 per meeting attended. As of the date of this Report, Mr. Cole is the only outside director.

         EMPLOYMENT AGREEMENTS

         Frederick K. Minturn. Effective as of January 3, 1997, the Company entered into an employment agreement with Mr. Minturn to serve as Executive Vice President and Chief Financial Officer for an initial term of two years. The agreement automatically renews for successive one-year terms unless otherwise terminated in writing by either the Company or Mr. Minturn. Mr. Minturn is entitled to an annual performance bonus pursuant to the Performance Incentive Plan described below. Mr. Minturn is also entitled to all other employee benefits maintained for officers and employees of the Company. The Company may terminate his employment upon death or disability. Either the Company or Mr. Minturn may terminate the agreement, with or without cause (as defined therein). If the agreement is terminated without cause by the Company or with good reason (as defined therein) by Mr. Minturn, the Company will pay to Mr. Minturn the full base salary for the remainder of the term then in effect. The agreement also provides that, during the term of his employment, and thereafter for the greater of twelve months or the remainder of the then current term, Mr. Minturn will not, directly or indirectly, engage in certain activities competitive with the business of the Company.

         Roger Fridholm. Mr. Fridholm's services have been provided to the Company pursuant to an Agreement with St. Clair Group, Inc. ("St. Clair Group"). Annual compensation paid to St. Clair Group for Mr. Fridholm's services is $250,000, subject to increase upon approval of the Board of Directors. The agreement also provides that the Company will pay to St. Clair Group a discretionary annual performance bonus for Mr. Fridholm's services.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the compensation committee are Messrs. Billig, Delaney and Gardner. Messrs. Billig and Delaney also serve on the compensation committee of Delco Remy International, Inc. The compensation committee recommended adoption of our Performance Incentive Plan to reflect the Company's compensation policy.

         PERFORMANCE INCENTIVE PLAN

         We introduced the Performance Incentive Plan ("PIP") in April 1998. All of our salaried employees, including executive officers, are eligible to receive payments under PIP. PIP offers target awards based on a percentage of an employee's annual base salary. Actual awards are based on individual as well as corporate and business unit performance. Under PIP, each of Mr. Minturn and Mr. Risk may receive a discretionary annual performance bonus of up to 87.5% of his annual base salary, depending on the degree to which MSXI meets or exceeds its target performance.

         Mr. Billig is eligible to receive discretionary annual bonuses as determined by the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information regarding the beneficial ownership, as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the "Exchange Act"), of MSXI's common stock as of March 24, 2000 by (i) each stockholder known to us to be the beneficial owner of 5% or more of any class of MSXI's voting securities, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. So far as is known to us, the persons named in the tables below as beneficially owning the shares set forth therein have sole voting power and sole investment power with respect to such shares, unless otherwise indicated.


                                                              AMOUNT
                                                        BENEFICIALLY OWNED             PERCENT OF CLASS
                                                        ------------------             ----------------
                                                        CLASS       SERIES A         CLASS        SERIES A
                                                          A         PREFERRED          A          PREFERRED
        NAME OF BENEFICIAL OWNER                       COMMON         STOCK         COMMON          STOCK
----------------------------------------               ------         -----         ------          -----
MascoTech, Inc..................................       43,752*       180,000         42.9%          50.0%
21001 Van Born Road
Taylor, Michigan 48180

Citicorp Venture Capital, Ltd..................        32,041*       131,826         31.4%          36.6%
399 Park Avenue, 14th Floor
New York, New York 10043

CCT Partners IV, L.P............................        5,468*        22,495          5.4%           6.2%
399 Park Avenue, 14th Floor
New York, New York 10043

Richard M. Cashin, Jr...........................        1,084*         4,466          1.1%           1.2%
399 Park Avenue, 14th Floor
New York, New York  10043

Michael A. Delaney..............................          332*         1,367          0.3%           0.4%
399 Park Avenue, 14th Floor
New York, New York  10043

Thomas T. Stallkamp..........................           3,000*            --          2.9%             --
275 Rex Blvd.
Auburn Hills, MI  48326

Erwin H. Billig(1)...........................           3,000*            --          2.9%             --
275 Rex Blvd.
Auburn Hills, MI  48326

Frederick K. Minturn.........................           1,500*            --          1.5%             --
275 Rex Blvd.
Auburn Hills, MI  48326

Roger Fridholm...................................       1,999*            --          2.0%             --
275 Rex Blvd.
Auburn Hills, MI  48326

John Risk..........................................     1,000*            --          1.0%             --
275 Rex Blvd.
Auburn Hills, MI  48326

All directors and executive officers as a
group..............................................     11,915         5,833         11.7%           1.6%

-------------------------

     * Consists of an equal number of shares of each of Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock and Series A-4 Common Stock (collectively, the "Class A Common Stock")

    (1)  In name of Billig Family Limited Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          STOCKHOLDERS' AGREEMENT

         On January 3, 1997, in connection with the ownership of certain capital shares of MSXI, we entered into a stockholders' agreement (the "Stockholders' Agreement") with MascoTech, CVC and certain executive officers and directors of MSXI (the "Management Stockholders" and, together with MascoTech and CVC, the "Stockholders"). The Stockholders' Agreement imposes certain restrictions on, and rights with respect to, the transfer of shares of MSXI's Common Stock (as defined) and Series A Preferred Stock held by MascoTech, CVC and the Management Stockholders. The Stockholders' Agreement also entitles the Stockholders to certain rights regarding corporate governance of MSXI, and to CVC and MascoTech the right to purchase their pro rata share in connection with the issuance of any new shares of Common Stock.

         The Stockholders' Agreement sets forth conditions under which the parties may transfer their shares. The Stockholders' Agreement provides for a right of first refusal in favor of MSXI in the event that any Stockholder (the "Selling Stockholder") desires to transfer its shares of Common Stock pursuant to a bona fide third party offer or an involuntary transfer (as defined in the Stockholders' Agreement). To the extent that we elect to purchase fewer than all of the shares proposed to be sold by such Selling Stockholder, the Stockholders' Agreement provides for rights of first refusal on a pro rata basis in favor of the other Stockholders. Pursuant to an Amendment to the Stockholders' Agreement dated as of August 10, 1998, as a result of the sale by CVC of 1,867 shares to a former employee of MSXI, CVC has the right of first refusal with respect to such shares, up to an amount necessary to bring CVC back to its original ownership level. In the case of a bona fide third party offer, without the consent of the Selling Stockholders, neither MSXI nor the other Stockholders may purchase any of the shares pursuant to the right of first refusal unless all such shares are purchased. If such Selling Stockholder is MascoTech or CVC, and such Selling Stockholder proposes to sell shares representing more than 5% of the outstanding shares of Common Stock on a fully-diluted basis or if any Selling Stockholder proposes to transfer shares of Series A Preferred Stock, then such Selling Stockholder must also cause the buyer to give the other Stockholders an option to sell a pro rata number of their respective shares of the same class and on the same terms and conditions as the Selling Stockholder.

         In the event that a Management Stockholder's shares of capital stock are subject to an involuntary transfer (such as a seizure pursuant to a judgment lien or in connection with any voluntary or involuntary bankruptcy proceeding), the Stockholders' Agreement grants similar rights to purchase such shares first to MSXI and then to MascoTech and CVC, pro rata.

         Subject to certain restrictions, following the fifth anniversary of the date of the Stockholders' Agreement and for as long as CVC or MascoTech, as the case may be, or any of their permitted successors and assigns, shall hold more than 60% of the Common Stock of MSXI originally issued to them, the Stockholders' Agreement grants each of MascoTech and CVC certain "drag-along rights." The drag-along rights require the other Stockholders to sell all of their capital stock upon the same terms and conditions as MascoTech and CVC in connection with the sale of all of the shares of MascoTech or CVC, as the case may be, to a third party. In addition, if MascoTech or CVC propose the transfer or sale of all or substantially all of the assets or business of MSXI to any third party, MascoTech or CVC, as the case may be, may require the other Selling Stockholders to take all action necessary to cause MSXI to approve such transaction.

         The Stockholders' Agreement provides that the Board of Directors (the "Board") of MSXI shall consist of seven members consisting of two nominees of CVC, two nominees of MascoTech, one nominee of the Management Stockholders and two disinterested directors. Voting on the Board is weighted so as to provide each MascoTech designate with 17.5%, each CVC designate with 17.5%, the Management designate with 10%, and each disinterested director with 10%, respectively, of the voting power on the Board.

         REGISTRATION RIGHTS AGREEMENT

         On January 3, 1997, we entered into a registration rights agreement (the "MSXI Registration Rights Agreement") with the CVC, MascoTech and the Management Stockholders. The MSXI Registration Rights Agreement provides that CVC and MascoTech shall be entitled, at any time, to request that we effect an underwritten primary or secondary public offering, which raises aggregate net proceeds to MSXI of at least $50,000,000 or, after June 3, 1998, to request that we effect an underwritten primary or secondary public offering of at least 25% of MSXI's Common Stock on a fully diluted basis; and in connection with any such public offering we are required to use reasonable efforts to include in such offering all other shares, subject to certain exceptions, that the stockholders request for inclusion therein. In addition, at any time following an initial public offering of MSXI shares, the MSXI Registration Rights Agreement provides that, subject to certain limitations, each of CVC and MascoTech shall be entitled to request three long-form registrations using SEC Form S-1 or S-2 and request unlimited short-form registrations using Form S-3 (any registration effected in accordance with this or the preceding sentence, a "Demand Registration"). If (i) MSXI's Board determines that a Demand Registration must be postponed to avoid the disclosure of material non-public information or (ii) as a result of a pending material financing or acquisition, then we may require CVC or MascoTech, as the case may be, to withdraw its Demand Registration and not submit another Demand Registration for up to sixty days. Whenever we decide to register any of MSXI's shares (other than on Forms S-4 and S-8), the CVC, MascoTech and Management Stockholders have the right to register (or "piggyback") their shares on the same terms as the Company. We are obligated to pay all reasonable fees, costs and expenses in connection with any initial, demand or piggyback registration.

         Notwithstanding such demand registration rights, we shall not be obligated to effect a Demand Registration statement if, within 90 days of such request, a registration statement in which CVC or MascoTech was entitled to participate, pursuant to their demand or piggyback registration rights, was filed. In addition, MSXI and each Stockholder shall be precluded from effecting any public sale or distribution of the shares for a certain period prior to and following the effective date of any initial public offering or any demand or piggyback registration. In each demand registration, holders of registerable securities other than the holders initiating such registration may include their securities in such registration, subject to certain restrictions. The MSXI Registration Rights Agreement contains indemnity and contribution provisions between MSXI and any selling stockholders for losses arising out of any registration effected pursuant to the MSXI Registration Rights Agreement.

         OTHER

        On February 28, 2000, Mr. Stallkamp borrowed $3,000,000 from MSXI. The loan has a 15-year term and bears interest at a rate of 6.77% per year. The loan requires the payment of interest each year, with the principal due at maturity or the occurrence of certain events. The loan is secured by a pledge to MSXI of shares of our Class A Common Stock purchased by Mr. Stallkamp.

         The services of Mr. Fridholm are provided to MSXI through his employer, St. Clair Group, a company owned by Mr. Fridholm's spouse. See "Executive Compensation."

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)   Listing of Documents.

          (1) Financial Statements. The Company's Consolidated Financial Statements included under Item 8 hereof, as required for the three fiscal years ended January 2, 2000, consist of the following:

                   Consolidated Balance Sheets
                   Consolidated Statements of Income
                   Consolidated Statements of Cash Flows
                   Consolidated Statements of Shareholders' Equity (Deficit) Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedules.

              (i) Financial Statement Schedule appended hereto, as required for the fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000 consist of the following:

                      II. Valuation and Qualifying Accounts

          (3)  Exhibits.

              3.1   Restated Certificate of Incorporation of the Company.(1)
              3.2   Amended and Restated By-laws of the Company.(1)
              4.1 Indenture dated as of January 15, 1998 by and between the Company, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11-3/8% Senior Subordinated Notes due 2008.(1)
              4.2   Form of Exchange Notes.(1)
              4.3 Registration Agreement dated as of January 16, 1998 by and among the Company, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc.(1)
              10.1 Stockholders' Agreement dated as of January 3, 1997 among the Company, MascoTech, Inc. ("MascoTech"), Citicorp Venture Capital, Ltd. ("CVC") and certain executive officers and directors of the Company (1) and Amendment to Stockholders' Agreement dated August 10, 1998.
              10.2 Registration Rights Agreement dated as of January 3, 1997 among the Company, CVC, MascoTech and certain executive officers and directors of the Company.(1)
              10.3 Master Vendor Agreement dated as of August 31, 1997 between the Company and Ford Motor Company ("Ford").(1)
              10.4 Master Supply Agreement dated as of August 31, 1997 between the Company and Ford.(1)
              10.5 MascoTech Subscription Agreement dated as of January 3, 1997 between the Company and MascoTech.(1)
              10.6 CVC Subscription Agreement dated as of January 3, 1997 between the Company and CVC.(1)
              10.7 Management Subscription Agreement dated as of January 3, 1997 between the Company and certain executive officers of the Company.(1)
              10.8  Deferred Compensation Plan.(1)

              10.9  Employment Agreement dated as of January 3, 1997 between the
                    Company and Frederick K. Minturn.(1)
              10.10 Services Agreement dated as of May 21, 1998 between MSX
                    International, Inc., and St. Clair Group, Inc.(6)
              10.11 Stock Purchase Agreement dated as of July 25, 1997 between
                    MSX International (Holdings), Inc. and Ford.(1)
              10.12 Acquisition Agreement dated as of November 12, 1996 among the Company, MascoTech and ASG Holdings Inc. (1)
              10.13 Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and
                    Lexstra International, Inc. and Lexus Temporaries, Inc.(2)
              10.14 Stock Purchase Agreement dated as of December 22, 1998 between MSX Engineering Services, Inc. and MegaTech
                    Engineering, Inc. (3)
              10.15 Stock Purchase Agreement dated as of September 17, 1999 between MSX Engineering Services, Inc. and Chelsea Computer
                    Consultants, Inc.(4)
              10.16 Amended and Restated Credit Agreement dated as of November
                    30, 1999 between MSX International, Inc., the Borrowing
                    Subsidiaries, and Bank One NA.
              10.17 Stock Purchase Agreement dated as of August 6, 1999 between
                    MSX International Holding Ltd. and Satiz S.p.A.
              12.1  Statement re: Computation of Ratio of Earnings to Fixed
                    Charges.
              21.1  Subsidiaries of the Company.
              27    Financial Data Schedule.

--------------------------
            (1) Incorporated by reference to the Exhibits filed with MSX International's Registration Statement on Form S-4 filed July 21, 1998 (Amendment No. 3).
            (2) Incorporated by reference to the Exhibits filed with MSX International's Quarterly Report on Form 10-Q filed November 11, 1998.
            (3) Incorporated by reference to the Exhibits filled with MSX International's Current Report on Form 8-K filed June 30, 1999.
            (4) Incorporated by reference to the Exhibits filed with MSX International's Current Report on Form 8-K filed October 26, 1999.
            (5) Incorporated by reference to the Exhibits filed with MSX International's Current Report on Form 8-K filed March 13, 2000.
            (6) Incorporated by reference to the Exhibits filed with MSX International's Annual Report on Form 10-K filed April 1, 1999.

    (b)    Reports on Form 8-K.

           A current Report on Form 8-K was filed on October 26, 1999 reporting the acquisition of Chelsea Computer Consultants, Inc. under Item 2. Acquisition or Disposition of Assets. Included under Item 7 of such report were the following exhibits:

           i. Audited Financial Statements of Chelsea Computer Consultants, Inc. as of and for the year ended June 30, 1998
           ii. Unaudited Financial Statements of Chelsea Computer Consultants, Inc as of and for the year ended June 30, 1999
           iii. Pro forma financial data of MSX International, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MSX INTERNATIONAL, INC.

                        By: /s/ FREDERICK K. MINTURN
                           ---------------------------------------------------
                            Frederick K. Minturn
                            Executive Vice President and Chief Financial Officer

                                 MARCH 23, 2000
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 23, 2000.


/s/ THOMAS T. STALLKAMP
-------------------------        Vice Chairman and
THOMAS T. STALLKAMP              Chief Executive Officer
                                 (Principal Executive Officer)


/s/ FREDERICK K. MINTURN
-------------------------        Executive Vice President
FREDERICK K. MINTURN             and Chief Financial Officer
                                 (Principal Financial Officer)


/s/ ERWIN H. BILLIG
-------------------------        Chairman of the Board of
                                 Directors
ERWIN H. BILLIG



/s/ RICHARD M. CASHIN, JR
-------------------------        Director
RICHARD M. CASHIN, JR



/s/ DAVID E. COLE                Director
-------------------------
DAVID E. COLE



/s/ MICHAEL A. DELANEY           Director
-------------------------
MICHAEL A. DELANEY



/s/ LEE GARDNER                  Director
-------------------------
LEE GARDNER



/s/ RICHARD A. MANOOGIAN
-------------------------        Director
RICHARD A. MANOOGIAN

                         FINANCIAL STATEMENT SCHEDULES
                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000


Schedules, as required for the three fiscal years ended January 2, 2000:

                                                            PAGE
                                                            ----
II. Valuation and Qualifying Accounts                       F-2



                             MSX INTERNATIONAL, INC.
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                FOR THE THREE FISCAL YEARS ENDED JANUARY 2, 2000


            Column A                    Column B                  Column C                  Column D        Column E
          ------------                ------------      ------------------------------    -----------     ------------
                                                                  Additions
                                                        ------------------------------
                                                          Charged           Charged
                                       Balance at        (Credited)        (Credited)                      Balance at
                                      Beginning of        to costs           to Other                        End of
          Description                   Period          and Expenses        Accounts       Deductions        Period
          -----------                   ------          ------------        --------       ----------        ------
                                                                              (A)              (B)

Allowance for doubtful accounts
  deducted from accounts receivable
  in the balance:

1999                                 $ 3,475,556        $ 964,494          $   319,975     $ 2,728,868     $ 2,031,157
                                     ===========        =========          ===========     ===========     ===========

1998                                 $ 1,218,075        $ 662,289          $ 2,016,206     $   421,004     $ 3,475,556
                                     ===========        =========          ===========     ===========     ===========

1997                                 $      -           $ 445,124          $ 1,441,729     $   668,778     $ 1,218,075
                                     ===========        =========          ===========     ===========     ===========

(A) Allowances of companies acquired in fiscal 1997, 1998 and 1999, including TSG, MSXI's predecessor for accounting purposes.

(B) Doubtful accounts charged off, net of recoveries. Deductions for fiscal 1999 include $2.1 million of reserves for receivables which were not acquired in certain 1997 and 1998 business combinations.

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
3.1       Restated Certificate of Incorporation of the Company.(1)
3.2       Amended and Restated By-laws of the Company.(1)
4.1       Indenture dated as of January 15, 1998 by and between the Company, the
          Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as
          trustee, in respect of the 11-3/8% Senior Subordinated Notes due
          2008.(1)
4.2       Form of Exchange Notes.(1)
4.3       Registration Agreement dated as of January 16, 1998 by and among the
          Company, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman
          Brothers Inc. and First Chicago Capital Markets, Inc.(1)
10.1      Stockholders' Agreement dated as of January 3, 1997 among the Company,
          MascoTech, Inc. ("MascoTech"), Citicorp Venture Capital, Ltd. ("CVC")
          and certain executive officers and directors of the Company (1) and
          Amendment to Stockholders' Agreement dated August 10, 1998.
10.2      Registration Rights Agreement dated as of January 3, 1997 among the
          Company, CVC, MascoTech and certain executive officers and directors of the Company.(1)
10.3      Master Vendor Agreement dated as of August 31, 1997 between the Company and Ford Motor Company ("Ford").(1)
10.4      Master Supply Agreement dated as of August 31, 1997 between the Company and Ford.(1)
10.5      MascoTech Subscription Agreement dated as of January 3, 1997 between the
          Company and MascoTech.(1)
10.6      CVC Subscription Agreement dated as of January 3, 1997 between the
          Company and CVC.(1)
10.7      Management Subscription Agreement dated as of January 3, 1997 between the Company and certain executive officers of the Company.(1)
10.8      Deferred Compensation Plan.(1)
10.9      Employment Agreement dated as of January 3, 1997 between the Company and
          Frederick K. Minturn.(1)
10.10     Services Agreement dated as of May 21, 1998 between MSX International, Inc., and St. Clair Group, Inc.(6)
10.11     Stock Purchase Agreement dated as of July 25, 1997 between MSX International
          (Holdings), Inc. and Ford.(1)
10.12     Acquisition Agreement dated as of November 12, 1996 among the Company,
          MascoTech and ASG Holdings Inc.(1)
10.13     Asset Purchase Agreement dated as of October 23, 1998, between MSX
          International Engineering Services, Inc. and Lexstra International, Inc.
          and Lexus Temporaries, Inc.(2)
10.14     Stock Purchase Agreement dated as of December 22, 1998 between MSX
          Engineering Services, Inc. and MegaTech Engineering, Inc.(3)
10.15     Stock Purchase Agreement dated as of September 17, 1999 between MSX
          Engineering Services, Inc. and Chelsea Computer Consultants, Inc.(4)
10.16     Amended and Restated Credit Agreement dated as of November 30, 1999 between MSX International, Inc., the Borrowing Subsidiaries, and Bank One NA.
10.17     Stock Purchase Agreement dated as of August 6, 1999 between MSX International
          Holding Ltd. and Satiz S.p.A.
12.1      Statement re: Computation of Ratio of Earnings to Fixed Charges.
21.1      Subsidiaries of the Company.
27        Financial Data Schedule.

---------------------

(1) Incorporated by reference to the Exhibits filed with MSX International's Registration Statement on Form S-4 filed July 21, 1998 (Amendment No. 3).
(2) Incorporated by reference to the Exhibits filed with MSX International's Quarterly Report on Form 10-Q filed November 11, 1998.
(3) Incorporated by reference to the Exhibits filed with MSX International's Current Report on Form 8-K filed June 30, 1999.
(4) Incorporated by reference to the Exhibits filed with MSX International's Current Report on Form 8-K filed October 26, 1999.
(5) Incorporated by reference to the Exhibits filed with MSX International's Current Report on Form 8-K filed March 13, 2000.
(6) Incorporated by reference to the Exhibits filed with MSX International's Annual Report on Form 10-K filed April 1, 1999.