Form 10-Q
period 2000-04-02
MSX INTERNATIONAL INC
filed 2000-05-17
CIK 1059274

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes....X.... No.......

================================================================================

                             MSX INTERNATIONAL, INC.
                                      INDEX


PART I.    FINANCIAL INFORMATION

       ITEM 1.    Financial Statements:                                                       Pages
           Consolidated Balance Sheets as of April 2, 2000 (Unaudited) and
               January 2, 2000.....................................................................2

           Consolidated Statements of Income (Unaudited) for the Fiscal Quarters
               Ended April 2, 2000 and April 4, 1999...............................................3

           Consolidated Statements of Cash Flows (Unaudited) for the Fiscal Quarters
               Ended April 2, 2000 and April 4, 1999...............................................4

           Notes to Consolidated Financial Statements (Unaudited)..................................5


       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations........................................................15


PART II.   OTHER INFORMATION


       ITEM 6.    Exhibits and Reports on Form 8-K................................................18


SIGNATURE.........................................................................................19


EXHIBIT INDEX.....................................................................................20

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             MSX INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                     as of April 2, 2000 and January 2, 2000

                                                                                            APRIL 2,
                                                                                              2000           JANUARY 2,
                                                                                          (Unaudited)           2000
                                                                                        -----------------  ----------------
                                                                                              (dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                                    $7,300             $6,879
   Accounts receivable, net (Note 3)                                                           315,911            305,473
   Inventory                                                                                     4,428              4,133
   Prepaid expenses and other assets                                                            12,680             10,007
   Deferred income taxes, net                                                                    2,687              2,425
                                                                                        -----------------  ----------------
    Total current assets                                                                       343,006

Property and equipment, net                                                                     45,623             44,110
Goodwill and other intangibles, net of accumulated amortization
   of $6,687 and $5,693, respectively                                                          149,544            123,018
Other assets                                                                                    19,581             19,651
Deferred income taxes, net                                                                       7,249              8,494
                                                                                        -----------------  ----------------
     Total assets                                                                             $565,003           $524,190
                                                                                        =================  ================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Notes payable and current portion of long-term debt (Note 4)                                 $7,757            $13,290
   Accounts payable and drafts                                                                 166,895            161,973
   Accrued payroll and benefits                                                                 28,092             25,500
   Other accrued liabilities                                                                    64,317             63,889
                                                                                        -----------------  ----------------
     Total current liabilities                                                                 267,061            264,652

Long-term debt (Note 4)                                                                        268,637            232,556
Long-term deferred compensation liabilities and other                                           11,089             11,275
                                                                                        -----------------  ----------------
   Total liabilities                                                                           546,787            508,483

Minority Interest                                                                                  283                286
                                                                                        -----------------  ----------------
Redeemable Series A Preferred Stock (Note 5)                                                    36,000             36,000
                                                                                        -----------------  ----------------
Shareholders' deficit:
   Common Stock, $.01 par value, 2,000,000 aggregate shares of
     Class A and Class B Common Stock authorized; 102,003 and 99,003 shares of Class
     A Common Stock issued and outstanding, respectively                                             1                  1
   Additional paid-in-capital                                                                  (21,705)           (24,705)
   Note receivable from officer (Note 6)                                                        (3,000)                 -
   Accumulated other comprehensive loss                                                         (7,569)            (5,867)
   Retained earnings                                                                            14,206              9,992
                                                                                        -----------------  ----------------
     Total shareholders' deficit                                                               (18,067)           (20,579)
                                                                                        -----------------  ----------------
     Total liabilities and shareholders' deficit                                              $565,003           $524,190
                                                                                        =================  ================

               The accompanying notes are an integral part of the
                       consolidated financial statements

                             MSX INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the fiscal quarters ended April 2, 2000 and April 4, 1999





                                                                               FISCAL QUARTER ENDED
                                                                      ---------------------------------------
                                                                         APRIL 2,               APRIL 4,
                                                                           2000                   1999
                                                                      ----------------       ----------------
                                                                                  (in thousands)

Net sales                                                                   $247,965                $182,969
Cost of sales                                                                212,805                 158,848
                                                                      ----------------       ----------------

     Gross profit                                                             35,160                  24,121

Selling, general and administrative expenses                                  20,087                  14,655
Amortization of goodwill and other intangibles                                 1,102                     628
                                                                      ----------------       ----------------

     Operating income                                                         13,971                   8,838

Other income (expense):
  Interest expense, net                                                       (6,911)                 (4,659)
  Other income, net                                                               82                       -
                                                                      ----------------       ----------------
Other expense, net                                                            (6,829)                 (4,659)
                                                                      ----------------       ----------------

     Income before income taxes                                                7,142                   4,179

 Income tax provision                                                          2,928                   1,729
                                                                      ----------------       ----------------

     Net income                                                               $4,214                  $2,450
                                                                      ================       ================



               The accompanying notes are an integral part of the
                       consolidated financial statements

                             MSX INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the fiscal quarters ended April 2, 2000 and April 4, 1999



                                                                                   FISCAL QUARTER ENDED
                                                                               -----------------------------
                                                                                 APRIL 2,        APRIL 4,
                                                                                   2000            1999
                                                                               --------------  -------------
                                                                                      (in thousands)

 Cash flows from operating activities:
   Net income                                                                       $4,214          $2,450
   Adjustments to reconcile net income
     to net cash provided by (used for) operating activities:
       Depreciation                                                                  3,864           2,731
       Amortization                                                                  1,365             775
       Deferred taxes                                                                  993            (177)
       Loss on sale/disposal of property and equipment                                  19               -
       (Increase) decrease in receivables, net                                      (4,238)        (22,454)
       (Increase) decrease in inventory                                               (295)            927
       (Increase) decrease in prepaid expenses and other assets                     (2,472)         (2,392)
       Increase (decrease) in current liabilities                                    4,739           7,485
       Other, net                                                                     (226)           (229)
                                                                               --------------  -------------
Net cash provided by (used for) operating activities                                 7,963         (10,884)
                                                                               --------------  -------------

Cash flows from investing activities:
   Capital expenditures                                                             (5,127)         (3,010)
   Acquisition of businesses, net of cash received                                 (32,613)         (2,429)
   Proceeds from sale/disposal of equipment                                             55              38
                                                                               --------------  -------------
Net cash used for investing activities                                             (37,685)         (5,401)
                                                                               --------------  -------------

Cash flows from financing activities:
   Proceeds from issuance of debt                                                   25,000               -
   Repayment of debt                                                                  (980)              -
   Debt issuance costs                                                                (160)              -
   Changes in revolving debt                                                         6,485          18,503
   Changes in book overdraft                                                         1,056          (1,463)
   Sale of Common Stock                                                                  -             120
   Other, net                                                                            -            (207)
                                                                               --------------  -------------
Net cash provided by financing activities                                           31,401          16,953
                                                                               --------------  -------------

Effect of foreign exchange rate changes on cash and cash equivalents                (1,258)         (1,274)
                                                                               --------------  -------------

Cash and cash equivalents:
   Increase (decrease) for the period                                                  421            (606)
   Balance, beginning of period                                                      6,879           4,248
                                                                               --------------  -------------
   Balance, end of period                                                           $7,300          $3,642
                                                                               ==============  =============


               The accompanying notes are an integral part of the
                        consolidated financial statements

                             MSX INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (dollars in thousands unless otherwise stated)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         The accompanying financial statements represent the consolidated assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries ("MSXI"). We are principally engaged in the business of providing engineering services, information technology ("IT") and professional staffing services, and business and technology services primarily to automobile manufacturers and suppliers in the United States and Europe. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.

         All intercompany transactions and balances between subsidiaries of MSXI have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters ended April 2, 2000 and April 4, 1999 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2000. Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 2000.


2.       ACQUISITIONS OF BUSINESSES:

         Chelsea Acquisition. Effective September 17, 1999, we acquired 100% of the outstanding common stock of Chelsea Computer Consultants, Inc. ("Chelsea") from Staff Builders, Inc. The total purchase price of about $19.9 million at closing was funded with borrowings under our credit facility. Chelsea is a provider of information technology professionals in the areas of application development, networking, database design, enterprise and data modeling and hardware engineering with historical annual sales in excess of $30 million. Chelsea is headquartered in New York, New York and provides consulting and technical staff augmentation services to customers in the financial services, communications and manufacturing industries in the United States. The acquisition of Chelsea was accounted for under the purchase method resulting in goodwill of $15.7 million at closing.

         Satiz Acquisition. Effective December 31, 1999, we acquired 75% of the outstanding common stock of Satiz S.r.l. ("Satiz"), a subsidiary of Fiat S.p.A. Satiz is headquartered in Turin, Italy and specializes in commercial and technical publishing including translation services, graphics, document systems, warehouse and distribution services, and events. Satiz employs nearly 500 people and has historical annual revenues in excess of $120 million. The purchase price of about $9.7 million was funded with borrowings under our credit facility. At closing, Satiz had about $8.9 million of debt outstanding. The remaining 25% of the outstanding common stock of Satiz is retained by Fiat S.p.A. The acquisition of Satiz was accounted for under the purchase method resulting in goodwill of $8.8 million at closing.

         CSR Acquisition. On February 23, 2000 we acquired the professional staffing operations of Corporate Staffing Resources, Inc. (the "CSR Acquisition"). Specifically, we acquired 100% of the outstanding common stock of Intranational Computer Consultants, Inc. and Programming Management and Systems, Inc. and selected assets and liabilities of CMS Management Services and Ascend. The total purchase price of about $31.1 million at closing was funded with borrowings under our credit facility. These companies provide information technology and technical professional staffing services throughout the United States with combined historical annual revenues in excess of $57 million. The CSR Acquisition was accounted for under the purchase method resulting in goodwill of $25.7 million at closing.

         For recent acquisitions, the preliminary allocation of purchase price will be completed when certain contractual matters are concluded. Any adjustments to purchase prices will change recorded goodwill and will be amortized over the remaining goodwill amortization period. Management believes the resolution of these matters will not have a material adverse effect on the results of operations, financial position or cash flows of MSXI.

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)


         The operating results of acquired companies have been included in our consolidated operating results from the date of acquisition. The following pro forma financial information is presented to illustrate the estimated effects of the acquisition of Chelsea, Satiz, and the CSR Acquisition as if the transactions had occurred on January 3, 1999. The pro forma results do not necessarily represent what our results would have been had the transactions taken place on January 3, 1999 nor are they necessarily indicative of future results.

                                             FISCAL QUARTER ENDED                  FISCAL QUARTER ENDED
                                                APRIL 2, 2000                         APRIL 4, 1999
                                        -------------------------------      ---------------------------------
                                         HISTORICAL        PRO FORMA          HISTORICAL          PRO FORMA
                                        -------------    --------------      --------------     --------------
       Net sales                            $247,965          $254,603            $182,969           $240,831
       Income before income taxes              7,142             6,835               4,179              5,114
       Net income                              4,214             4,030               2,450              2,759



         In addition to the above, we completed several other transactions during fiscal 1999. The aggregate purchase price of these transactions was about $20.4 million in cash and $3.3 million in contributed assets.
Other transactions were:

         - The acquisition of Rice Cohen International, Inc. in April 1999, a permanent placement staffing company based in Yardley, Pennsylvania and Management Resources International, Inc. in June 1999, a provider of training services and courseware in quality systems based in Ann Arbor, Michigan. Aggregate historical annual sales for both companies approximated $9 million. The results of Rice Cohen International, Inc. and Management Resources, Inc. are not included in the pro forma financial information above as the amounts would not be material to our pro forma results.

         - In January 1999, we purchased a 24.5% interest in Cadform Engineering GmbH, a German company that provides product design and tooling services with historical annual sales of about $12 million. In November 1999, we increased our ownership of Cadform to about 49% by contributing certain assets of our German operations.

         - In May 1999, we purchased a 30% interest in Quandoccorre S.r.l. and Quandoccorre Interinale S.p.A., two affiliated Italian companies with combined historical annual sales of about $18 million. Quandoccorre S.r.l. provides consulting services on a project basis and Quandoccorre Interinale S.p.A. provides staffing services.

         The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity's future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity's financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded, when earned, as additional purchase price. In this regard, we recorded certain contingencies during 1999, related to prior year acquisitions, which resulted in additional goodwill capitalization. Additional goodwill is amortized over the remaining amortization period.

3.       ACCOUNTS RECEIVABLE:

         Accounts receivable include the portion of our billings for purchasing support services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $68.5 million as of April 2, 2000 and $66.2 million as of April 4, 1999. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)


4.       DEBT:

         Debt is comprised of the following:

                                                          INTEREST RATES AT                   OUTSTANDING AT
                                                    ------------------------------   ----------------------------------
                                                      APRIL 2,       JANUARY 2,         APRIL 2,         JANUARY 2,
                                                        2000            2000              2000              2000
                                                    --------------  --------------   ----------------  ----------------
Senior Subordinated Notes                                 11.375%         11.375%           $130,000          $130,000
Credit Facility, as amended and restated:
   Revolving line of credit notes                     8.41-10.00%           8.09%             12,665             9,703
   Swingline notes                                    7.53-10.53%     5.53-10.03%             26,034            16,353
   Term notes                                          8.95-9.78%      9.23-9.98%            104,063            80,000

Ford Motor Company Limited, line of credit                    n/a           7.14%                  -               862
Satiz Facility                                              4.49%           4.51%              3,632             8,928
                                                                                     ----------------  ----------------
                                                                                             276,394           245,846
Less current portion                                                                           7,757            13,290
                                                                                     ----------------  ----------------

Total long-term debt                                                                        $268,637          $232,556
                                                                                     ================  ================

         During the first quarter of 2000, the seven-year institutional term note, with principal outstanding of $50 million as of January 2, 2000, was increased to $75 million pursuant the terms of our amended and restated credit facility. Upon completion of the syndication of the credit facility, our total borrowing capacity increased to $205 million. Proceeds from the additional term debt were used to repay amounts outstanding under the revolving credit portion of the credit facility.

         As of April 2, 2000, $38.7 million was outstanding under the revolving and swingline portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.


5.       REDEEMABLE SERIES A PREFERRED STOCK:

         We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of April 2, 2000 and January 2, 2000, 360,000 shares of our Redeemable Series A Preferred Stock are issued and outstanding. Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of April 2, 2000, we have not declared or paid any dividends. Dividends accumulated but not declared totaled about $16.6 million as of April 2, 2000.


6.       NOTE RECEIVABLE FROM OFFICER:

         As of April 2, 2000, MSXI held a $3.0 million note receivable from an officer of the company. The loan bears interest at 6.77% per year and matures on February 28, 2015. Interest is payable annually with the principal amount due upon maturity or the occurrence of certain events. The loan is secured by a pledge to MSXI of shares of our Class A Common Stock. Interest income related to this note was about $19 thousand during the first quarter of fiscal 2000.

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)


7.       COMPREHENSIVE INCOME:

         Our comprehensive income was:


                                                             FISCAL QUARTER ENDED
                                                        -------------------------------
                                                          APRIL 2,          APRIL 4,
                                                            2000              1999
                                                        --------------    -------------
Net income                                                   $4,214            $2,450
Other comprehensive loss -
  foreign currency translation adjustments                   (1,702)           (1,274)
                                                        --------------    -------------

Comprehensive income                                         $2,512            $1,176
                                                        ==============    =============


8.       SEGMENT INFORMATION:

         MSXI is a global provider of technology driven business services to the automotive and other industries. We group our services into three service line categories: engineering services, information technology ("IT") and professional staffing services, and business and technology services. Due to the similar characteristics of our service lines, including the nature of our service offerings, processes supporting the delivery of our services, our customers, and our marketing and sales processes, our operations have been aggregated following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131 for segment reporting purposes.

         The following is a summary of our net sales by service line:

                                                         FISCAL QUARTER ENDED
                                                    --------------------------------
                                                      APRIL 2,            APRIL 4,
                                                        2000                1999
                                                    ------------        ------------
Engineering Services                                  $143,255             $124,687
IT and Professional Staffing Services                   35,686               16,500
Business & Technology Services                          69,024               41,782
                                                    ------------        ------------
  Total net sales                                     $247,965             $182,969
                                                    ============        ============

         We evaluate performance based on earnings before interest and taxes
(EBIT), including the Michigan Single Business Tax, as defined. A reconciliation of consolidated EBIT to consolidated income before income taxes is as follows:

                                                         FISCAL QUARTER ENDED
                                                  ------------------------------------
                                                    APRIL 2,              APRIL 4,
                                                      2000                  1999
                                                  --------------       ---------------
Total EBIT                                             $15,413               $10,153
Interest expense                                        (6,911)               (4,659)
Other income, net                                           82                     -
Michigan Single Business Tax                            (1,442)               (1,315)
                                                  --------------       ---------------
Consolidated income before taxes                        $7,142                $4,179
                                                  ==============       ===============

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)


9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)


9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               as of April 2, 2000

                                                   MSXI       GUARANTOR  NON-GUARANTOR                  MSXI
                                                 (ISSUER)   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ---------  ------------ ------------- ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents                     $      --    $     275   $   7,025      $      --    $   7,300
   Accounts receivable, net                             19      191,945     123,947             --      315,911
   Inventory                                            --        2,675       1,753             --        4,428
   Prepaid expenses and other assets                   357        6,830       5,493             --       12,680
   Deferred income taxes, net                           --        1,385       1,302             --        2,687
                                                 ---------    ---------   ---------      ---------    ---------
     Total current assets                              376      203,110     139,520             --      343,006

Property and equipment, net                             --       25,155      20,468             --       45,623
Goodwill and other intangibles, net                     --      119,482      30,062             --      149,544
Investment in subsidiaries                         175,240       55,372       9,816       (230,610)       9,818
Other assets                                         7,293        2,284         186             --        9,763
Deferred income taxes, net                              --        4,841       2,408             --        7,249
                                                 ---------    ---------   ---------      ---------    ---------
     Total assets                                $ 182,909    $ 410,244   $ 202,460      $(230,610)   $ 565,003
                                                 =========    =========   =========      =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion
     of long-term debt                           $   4,125    $      --   $   3,632      $      --    $   7,757
   Accounts payable and drafts                          --       96,142      70,753             --      166,895
   Accrued liabilities                               6,259       63,369      22,781             --       92,409
                                                 ---------    ---------   ---------      ---------    ---------
     Total current liabilities                      10,384      159,511      97,166             --      267,061

Long-term debt                                     256,537           --      12,100             --      268,637
Intercompany accounts                             (130,962)      81,733      49,229             --           --
Long-term deferred compensation liabilities
   and other                                            --        4,417       6,672             --       11,089
                                                 ---------    ---------   ---------      ---------    ---------
     Total liabilities                             135,959      245,661     165,167             --      546,787

Minority Interest                                       --           --         283             --          283
Redeemable Series A Preferred Stock                 36,000           --          --             --       36,000
Shareholders' equity (deficit)                      10,950      164,583      37,010       (230,610)     (18,067)
                                                 ---------    ---------   ---------      ---------    ---------
     Total liabilities and shareholders'
       equity (deficit)                          $ 182,909    $ 410,244   $ 202,460      $(230,610)   $ 565,003
                                                 =========    =========   =========      =========    =========

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              as of January 2, 2000

                                                    MSXI      GUARANTOR   NON-GUARANTOR                  MSXI
                                                  (ISSUER)  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                 ---------  ------------  -------------  ------------ ------------
ASSETS

Current assets:
   Cash and cash equivalents                     $      --    $     873   $   6,006      $      --      $   6,879
   Accounts receivable, net                             --      182,380     123,093             --        305,473
   Inventory                                            --        2,237       1,896             --          4,133
   Prepaid expenses and other assets                   389        4,493       5,125             --         10,007
   Deferred income taxes, net                           --        1,112       1,313             --          2,425
                                                 ---------    ---------   ---------      ---------      ---------
     Total current assets                              389      191,095     137,433             --        328,917

Property and equipment, net                             --       24,891      19,219             --         44,110
Goodwill and other intangibles, net                     --      101,912      21,106             --        123,018
Investment in subsidiaries                         169,110       34,727       9,485       (203,837)         9,485
Other assets                                         7,397        2,232         537             --         10,166
Deferred income taxes, net                              --        5,779       2,715             --          8,494
                                                 ---------    ---------   ---------      ---------      ---------
     Total assets                                $ 176,896    $ 360,636   $ 190,495      $(203,837)     $ 524,190
                                                 =========    =========   =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion
     of long-term debt                           $   3,500    $      --   $   9,790      $      --      $  13,290
   Accounts payable and drafts                          --       93,374      68,599             --        161,973
   Accrued liabilities                              (4,716)      74,954      19,184            (33)        89,389
                                                 ---------    ---------   ---------      ---------      ---------
     Total current liabilities                      (1,216)     168,328      97,573            (33)       264,652

Long-term debt                                     217,750           --      14,806             --        232,556
Intercompany accounts                              (84,076)      39,020      45,056             --             --
Long-term deferred compensation liabilities
   and other                                            --        4,402       6,873             --         11,275
                                                 ---------    ---------   ---------      ---------      ---------
     Total liabilities                             132,458      211,750     164,308            (33)       508,483

Minority Interest                                       --           --         286             --            286
Redeemable Series A Preferred Stock                 36,000           --          --             --         36,000
Shareholders' equity (deficit)                       8,438      148,886      25,901       (203,804)       (20,579)
                                                 ---------    ---------   ---------      ---------      ---------
     Total liabilities and shareholders'
       equity (deficit)                          $ 176,896    $ 360,636   $ 190,495      $(203,837)     $ 524,190
                                                 =========    =========   =========      =========      =========

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
          For the fiscal quarters ended April 2, 2000 and April 4, 1999

                                                     MSXI        GUARANTOR     NON-GUARANTOR                    MSXI
                                                   (ISSUER)     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ---------    ------------   -------------  ------------   ------------
FISCAL QUARTER ENDED APRIL 2, 2000:

Net sales                                          $      --      $ 157,125     $  94,486      $  (3,646)     $ 247,965
Cost of sales                                             --        132,297        84,154         (3,646)       212,805
                                                   ---------      ---------     ---------      ---------      ---------
     Gross profit                                         --         24,828        10,332             --         35,160
Selling, general and administrative expenses              --         14,108         5,979             --         20,087
Amortization of goodwill and other intangibles            --            865           237             --          1,102
                                                   ---------      ---------     ---------      ---------      ---------
     Operating income                                     --          9,855         4,116             --         13,971
Interest income (expense), net                        (6,508)           409          (812)            --         (6,911)
Equity in subsidiary earnings & other                  8,350          1,912            82        (10,262)            82
                                                   ---------      ---------     ---------      ---------      ---------
     Income before income taxes                        1,842         12,176         3,386        (10,262)         7,142
Income tax provision (benefit)                        (2,372)         3,826         1,474             --          2,928
                                                   ---------      ---------     ---------      ---------      ---------
     Net income                                    $   4,214      $   8,350     $   1,912      $ (10,262)     $   4,214
                                                   =========      =========     =========      =========      =========



FISCAL QUARTER ENDED APRIL 4, 1999:

Net sales                                          $      --      $ 131,336     $  51,633      $      --      $ 182,969
Cost of sales                                             --        114,868        43,980             --        158,848
                                                   ---------      ---------     ---------      ---------      ---------
     Gross profit                                         --         16,468         7,653             --         24,121
Selling, general and administrative expenses              --          9,595         5,060             --         14,655
Amortization of goodwill and other intangibles            --            582            46             --            628
                                                   ---------      ---------     ---------      ---------      ---------
     Operating income                                     --          6,291         2,547             --          8,838
Interest income (expense), net                        (4,321)           261          (599)            --         (4,659)
Equity in subsidiary earnings                          5,358          1,246            --         (6,604)            --
                                                   ---------      ---------     ---------      ---------      ---------
     Income before income taxes                        1,037          7,798         1,948         (6,604)         4,179
Income tax provision (benefit)                        (1,413)         2,440           702             --          1,729
                                                   ---------      ---------     ---------      ---------      ---------
     Net income                                    $   2,450      $   5,358     $   1,246      $  (6,604)     $   2,450
                                                   =========      =========     =========      =========      =========

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   for the fiscal quarter ended April 2, 2000

                                                        MSXI       GUARANTOR     NON-GUARANTOR                   MSXI
                                                      (ISSUER)    SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                      --------    ------------   -------------  ------------  ------------
Cash flows from operating activities:
   Net income (loss)                                  $ (4,136)     $  6,438      $  1,912      $     --      $  4,214
   Equity in earnings of subsidiaries                    8,350         1,912            --       (10,262)           --
   Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating
     activities:
       Depreciation                                         --         2,450         1,414            --         3,864
       Amortization                                        263           865           237            --         1,365
       Deferred taxes                                       --           664           329            --           993
       Loss on sale/disposal of property and
         equipment                                          --             1            18            --            19
       (Increase) decrease in receivables, net             (20)       (9,074)        4,856            --        (4,238)
       (Increase) decrease in inventory                     --          (438)          143            --          (295)
       (Increase) decrease in prepaid expenses
         and other assets                                   32        (2,260)         (244)           --        (2,472)
       Increase (decrease) in current liabilities       10,976       (12,726)        6,456            33         4,739
       Other, net                                           --          (153)          (73)           --          (226)
                                                      --------      --------      --------      --------      --------
Net cash provided by (used for) operating
   activities                                           15,465       (12,321)       15,048       (10,229)        7,963
                                                      --------      --------      --------      --------      --------

 Cash flows from investing activities:
   Capital expenditures                                     --        (2,168)       (2,959)           --        (5,127)
   Acquisition of businesses, net of cash
     received                                               --       (21,227)      (11,386)           --       (32,613)
   Proceeds from sale/disposal of equipment                 --            45            10            --            55
                                                      --------      --------      --------      --------      --------
Net cash used for investing activities                      --       (23,350)      (14,335)           --       (37,685)
                                                      --------      --------      --------      --------      --------

Cash flows from financing activities:
   Intercompany                                        (46,886)       43,223         3,663            --            --
   Investment in subsidiaries                           (6,130)      (11,068)       10,439         6,759            --
   Proceeds from issuance of debt                       25,000            --            --            --        25,000
   Repayment of debt                                      (937)          (43)           --            --          (980)
   Debt issuance costs                                    (160)           --            --            --          (160)
   Changes in revolving debt                            15,350           674        (9,539)           --         6,485
   Changes in book overdraft                                --         3,989        (2,933)           --         1,056
                                                      --------      --------      --------      --------      --------
Net cash provided by (used for) financing
   activities                                          (13,763)       36,775         1,630         6,759        31,401
                                                      --------      --------      --------      --------      --------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                 (1,702)       (1,702)       (1,324)        3,470        (1,258)
                                                      --------      --------      --------      --------      --------

Cash and cash equivalents:
   Increase (decrease) for the period                       --          (598)        1,019            --           421
   Balance, beginning of period                             --           873         6,006            --         6,879
                                                      --------      --------      --------      --------      --------
   Balance, end of period                             $     --      $    275      $  7,025      $     --      $  7,300
                                                      ========      ========      ========      ========      ========

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   for the fiscal quarter ended April 4, 1999

                                                        MSXI       GUARANTOR    NON-GUARANTOR                    MSXI
                                                      (ISSUER)    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                      --------    ------------  -------------  ------------  ------------
Cash flows from operating activities:
   Net income (loss)                                  $ (2,909)     $  4,113      $  1,246      $     --      $  2,450
   Equity in earnings of subsidiaries                    5,359         1,246            --        (6,605)           --
   Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating
     activities:
       Depreciation                                         --         2,218           513            --         2,731
       Amortization                                        147           582            46            --           775
       Deferred taxes                                     (161)          372          (388)           --          (177)
       Loss on sale/disposal of property and
         equipment                                          --            --            --            --            --
       (Increase) decrease in receivables, net              --       (24,385)        1,931            --       (22,454)
       (Increase) decrease in inventory                     --           926             1            --           927
       (Increase) decrease in prepaid expenses
         and other assets                                   39        (1,517)         (914)           --        (2,392)
       Increase (decrease) in current liabilities       (3,892)       10,267         1,110            --         7,485
       Other, net                                           --          (259)          176          (146)         (229)
                                                      --------      --------      --------      --------      --------
Net cash provided by (used for) operating
   activities                                           (1,417)       (6,437)        3,721        (6,751)      (10,884)
                                                      --------      --------      --------      --------      --------

 Cash flows from investing activities:
   Capital expenditures                                     --        (1,730)       (1,280)           --        (3,010)
   Acquisition of businesses, net of cash
     received                                               --           (77)       (2,352)           --        (2,429)
   Proceeds from sale/disposal of equipment                 --            --            38            --            38
                                                      --------      --------      --------      --------      --------
Net cash used for investing activities                      --        (1,807)       (3,594)           --        (5,401)
                                                      --------      --------      --------      --------      --------

Cash flows from financing activities:
   Intercompany                                         (6,556)        7,963        (1,407)           --            --
   Investment in subsidiaries                           (5,359)         (139)         (351)        5,849            --
   Proceeds from issuance of debt                           --            --            --            --            --
   Debt issuance costs                                      --            --            --            --            --
   Changes in revolving debt                            13,212           113         5,178            --        18,503
   Changes in book overdraft                                --            (1)       (1,462)           --        (1,463)
   Sale of Common Stock                                    120            --            --            --           120
    Other, net                                              --            --          (207)           --          (207)
                                                      --------      --------      --------      --------      --------
Net cash provided by financing activities                1,417         7,936         1,751         5,849        16,953
                                                      --------      --------      --------      --------      --------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                     --          (902)       (1,274)          902        (1,274)
                                                      --------      --------      --------      --------      --------

Cash and cash equivalents:
   Increase (decrease) for the period                       --        (1,210)          604            --          (606)
   Balance, beginning of period                             --         1,690         2,558            --         4,248
                                                      --------      --------      --------      --------      --------
   Balance, end of period                             $     --      $    480      $  3,162      $     --      $  3,642
                                                      ========      ========      ========      ========      ========

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES

         Consolidated net sales increased $65.0 million, or 35.5% from $183.0 million for the first quarter of fiscal 1999 to $248.0 million for the first quarter of fiscal 2000. The increase in consolidated net sales resulted from internal growth and incremental sales from acquired businesses. The increases in net sales is comprised of:

                                                       QUARTER ENDED             %
                     INCREASE FROM                     APRIL 2, 2000         INCREASE
                    ----------------------------    -------------------    ------------
                                                           (dollars in thousands)
                     Internal growth                         $24,932            13.6%
                     Acquired businesses                      40,064            21.9%
                                                    -------------------    ------------
                       Total                                 $64,996            35.5%
                                                    ===================    ============

         Internal growth from existing businesses reflects improved sales volume in all of our service lines while growth from acquisitions impacted our IT and professional staffing services and business and technology services. Sales of our engineering services increased $18.6 million, or 14.9%, due primarily to increased demand for design and engineering services in the United States. Sales of our IT and professional staffing services increased $3.1 million, or 18.7%, before the impact of acquisitions, reflecting growth in our non-automotive information technology services in the United States. Sales of our business and technology services improved $3.3 million, or 7.8%, before the impact of acquisitions. As a result of our acquisitions and growth of existing business, sales to non-automotive customers increased to 15.2% of total sales for the first quarter of fiscal 2000 compared to 9.0% for the first quarter of fiscal 1999. This increase reflects our continued efforts to diversify our customer base.

          OPERATING INCOME

          Our consolidated operating income and changes in operating income for the periods presented were:

                                            FISCAL QUARTER ENDED
                                      ---------------------------------             CHANGE
                                         APRIL 2,           APRIL 4,        -----------------------
                                          2000               1999               $           %
                                      --------------     --------------     ----------- -----------
                                                        (dollars in thousands)
      Operating income                      $13,971             $8,838          $5,133       58.1%
      % of net sales                           5.6%               4.8%             n/a         n/a


          Overall, operating income increased during the first quarter of fiscal 2000 due to the improved performance of our existing businesses and the accretive impact of businesses acquired during 1999 and the first quarter of 2000. Operating income generated by existing businesses increased $3.1 million, or 35.1%, over the first quarter of fiscal 1999. Gross profit, as a percentage of sales, increased to 14.2% for the first quarter of fiscal 2000 compared to 13.2% in 1999. The improvement in gross profit reflects increased sales volumes of existing businesses in North America and the impact of cost reduction efforts in our European operations. Selling, general and administrative expenses, as a percentage of net sales, were 8.1% for the fiscal quarter ended April 2, 2000 compared to 8.0% for the quarter ended April 4, 1999.

          NET INCOME

          Principally as a result of the foregoing, net income for the first quarter improved by $1.8 million, from $2.4 million in fiscal 1999 to $4.2 million in fiscal 2000. Our effective income tax rate improved slightly from 41.4% in 1999 to 41.0% in 2000. Improvements in operating income were partially offset by increased interest expense related to incremental borrowings on our credit facility and the issuance of $30 million in subordinated notes in May 1999. Incremental borrowings were used to fund our acquisitions and other growth initiatives.

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

         Operating Activities. Net cash provided by operating activities increased $18.9 million to $8.0 million for the fiscal three months ended April 2, 2000 compared to cash used of $10.9 million for the fiscal three months ended April 4, 1999. Cash generated during 2000 reflects improvements in net income and working capital compared to 1999. Increases in accounts receivable related primarily to increased sales volume and were more than offset by increases in current liabilities.

         Investing Activities. Net cash used for investing activities increased $32.3 million from $5.4 million for the fiscal three months ended April 4, 1999, to $37.7 million for the fiscal three months ended April 2, 2000. This included an increase in cash used for business acquisitions of $30.2 million and an increase of $2.1 million in capital expenditures. Cash used to acquire businesses primarily relates to the acquisition of four companies from Corporate Staffing Resources, Inc. during February as detailed in Note 2 of our consolidated financial statements. Capital expenditures increased commensurate with the increased volume of engineering services and other contracts which required initial investments during the first quarter of 2000.

         Financing Activities. Net cash provided by financing activities increased $14.4 million from $17.0 million for the fiscal three months ended April 4, 1999 to $31.4 for the fiscal three month period ended April 2, 2000. Financing requirements during the fiscal three months ended April 2, 2000 increased primarily to support the acquisition of businesses and capital expenditures, as noted above under investing activities. Financing activities included the issuance of an additional $25 million in term notes as discussed below.

         AVAILABLE FINANCING SOURCES

         During the first quarter of 2000, the seven-year institutional term note, with principal outstanding of $50 million as of January 2, 2000, was increased to $75 million pursuant the terms of our amended and restated credit facility. Upon completion of the syndication of the credit facility, our total borrowing capacity increased to $205 million. Proceeds from the additional term debt were used to repay amounts outstanding under the revolving credit portion of the credit facility. As of April 2, 2000, $61.3 million was available for potential future borrowing under the revolving credit portion of our amended and restated credit facility.

         As of January 2, 2000, Chelsea Computer Consultants, Inc. ("Chelsea"), which was acquired in September 1999, maintained a financing arrangement that provided for borrowings up to $6 million. On March 31, 2000, this agreement expired and Chelsea was added as a guarantor subsidiary under our amended and restated credit facility. As of March 31, 2000, no amounts were outstanding under the Chelsea credit facility.

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

                           PART II. OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K:
              The following reports on Form 8-K were filed during the
                quarter ended April 2, 2000:

              February 29, 2000 - Reporting that MSX International, Inc. had issued a press release announcing earnings for the fourth quarter of fiscal 1999 under Item 5. Other Events

              March 14, 2000 - Reporting the acquisition of Satiz S.r.l. under
                Item 2. Acquisition or Disposition of Assets. Included under
                Item 7 of such report were the following:

                  i.   Audited financial statements of Satiz S.r.l. as of
                         December 31, 1999 and 1998 and for the three years ended December 31, 1999.

                  ii.  Pro forma financial data of MSX International, Inc. for the fiscal year ended January 2, 2000.

                  iii. Stock purchase agreement.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 2000


MSX INTERNATIONAL, INC.
(Registrant)

By: /s/ Frederick K. Minturn
    ------------------------
    Frederick K. Minturn
    Executive Vice President and
    Chief Financial Officer


(Chief accounting officer
and authorized signatory)

                                  EXHIBIT INDEX


Exhibit                                                    Sequential Page No.
-------                                                    -------------------

Exhibit 27  -     Financial Data Schedule                             21