Form 10-Q
period 2000-07-02
MSX INTERNATIONAL INC
filed 2000-08-15
CIK 1059274

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2000

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

                             MSX INTERNATIONAL, INC.
                                      INDEX


PART I.    FINANCIAL INFORMATION

       ITEM 1.    Financial Statements:                                                                             Pages
           Consolidated Balance Sheets as of July 2, 2000 (Unaudited) and
               January 2, 2000........................................................................................2

           Consolidated Statements of Income (Unaudited) for the Fiscal Quarters and Fiscal Six Months
               Ended July 2, 2000 and July 4, 1999....................................................................3

           Consolidated Statements of Cash Flows (Unaudited) for the Fiscal Six Months
               Ended July 2, 2000 and July 4, 1999....................................................................4

           Notes to Consolidated Financial Statements (Unaudited).....................................................5


       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...........................................................................16


PART II.   OTHER INFORMATION

       ITEM 5.    Other Information..................................................................................19

       ITEM 6.    Exhibits and Reports on Form 8-K...................................................................19


SIGNATURE............................................................................................................20


EXHIBIT INDEX........................................................................................................21

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             MSX INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                     as of July 2, 2000 and January 2, 2000

                                                                                              JULY 2,
                                                                                               2000           JANUARY 2,
                                                                                            (Unaudited)           2000
                                                                                            -----------       ----------
                                                                                              (dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                                  $  6,637           $  6,879
   Accounts receivable, net (Note 3)                                                           298,941            306,978
   Inventory                                                                                     4,213              4,133
   Prepaid expenses and other assets                                                             9,917              8,502
   Deferred income taxes, net                                                                    1,817              2,425
                                                                                              --------           --------
    Total current assets                                                                       321,525            328,917

Property and equipment, net                                                                     43,411             44,362
Goodwill and other intangibles, net of accumulated amortization
   of $7,621 and $5,693, respectively                                                          157,411            122,766
Other assets                                                                                    15,736             19,651
Deferred income taxes, net                                                                       4,788              8,494
                                                                                              --------           --------
     Total assets                                                                             $542,871           $524,190
                                                                                              ========           ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Notes payable and current portion of long-term debt (Note 4)                                $18,133            $13,290
   Accounts payable and drafts                                                                 172,450            161,973
   Accrued payroll and benefits                                                                 31,525             25,500
   Other accrued liabilities                                                                    45,937             63,889
                                                                                              --------           --------
     Total current liabilities                                                                 268,045            264,652

Long-term debt (Note 4)                                                                        243,380            232,556
Long-term deferred compensation liabilities and other                                           10,644             11,275
                                                                                              --------           --------
   Total liabilities                                                                           522,069            508,483
                                                                                              --------           --------

Minority interests                                                                               1,023                286
                                                                                              --------           --------
Redeemable Series A Preferred Stock (Note 5)                                                    36,000             36,000
                                                                                              --------           --------
Shareholders' deficit:
   Common Stock, $.01 par value, 2,000,000 aggregate shares of
     Class A and Class B Common Stock authorized; 102,003 and 99,003 shares of Class
     A Common Stock issued and outstanding, respectively                                             1                  1
   Additional paid-in-capital                                                                  (21,705)           (24,705)
   Note receivable from officer (Note 6)                                                        (3,000)                 -
   Accumulated other comprehensive loss                                                         (9,853)            (5,867)
   Retained earnings                                                                            18,336              9,992
                                                                                              --------           --------
     Total shareholders' deficit                                                               (16,221)           (20,579)
                                                                                              --------           --------
     Total liabilities and shareholders' deficit                                              $542,871           $524,190
                                                                                              ========           ========

         The accompanying notes are an integral part of the consolidated financial statements

                             MSX INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              for the fiscal quarters and fiscal six months ended
                         July 2, 2000 and July 4, 1999

                                                                         FISCAL QUARTER ENDED              FISCAL SIX MONTHS ENDED
                                                                       ---------------------------        -------------------------
                                                                       JULY 2,            JULY 4,         JULY 2,           JULY 4,
                                                                        2000               1999            2000              1999
                                                                       ---------         ---------        ---------        ---------
                                                                                                (in thousands)
Net sales                                                              $ 269,512         $ 191,499        $ 517,477        $ 374,468
Cost of sales                                                            230,913           165,030          443,718          323,877
                                                                       ---------         ---------        ---------        ---------

     Gross profit                                                         38,599            26,469           73,759           50,591

Selling, general and administrative expenses                              21,642            15,651           41,729           30,307
Amortization of goodwill and other intangibles                             1,398               718            2,500            1,346
                                                                       ---------         ---------        ---------        ---------

     Operating income                                                     15,559            10,100           29,530           18,938

Interest expense, net                                                      7,659             5,047           14,570            9,706
                                                                       ---------         ---------        ---------        ---------

     Income before income taxes, minority
        interests, and equity in earnings
        (losses) of affiliates                                             7,900             5,053           14,960            9,232

 Income tax provision                                                      3,222             1,988            6,150            3,717
 Minority interests and equity in earnings
     (losses) of affiliates, net of taxes                                   (548)               --             (466)              --
                                                                       ---------         ---------        ---------        ---------

     Net income                                                        $   4,130         $   3,065        $   8,344        $   5,515
                                                                       =========         =========        =========        =========

         The accompanying notes are an integral part of the consolidated financial statements

                             MSX INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the fiscal six months ended July 2, 2000 and July 4, 1999


                                                                             FISCAL SIX MONTHS ENDED
                                                                          -----------------------------
                                                                             JULY 2,          JULY 4,
                                                                              2000             1999
                                                                          ----------        -----------
                                                                                  (in thousands)
 Cash flows from operating activities:
   Net income                                                               $  8,344         $  5,515
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation                                                            8,566            5,747
       Amortization                                                            3,032            1,644
       Deferred taxes                                                          4,326              196
       Loss on sale/disposal of property and equipment                            80             --
       (Increase) decrease in receivables, net                                22,388          (18,418)
       (Increase) decrease in inventory                                          (80)             660
       (Increase) decrease in prepaid expenses and other assets               (1,231)          (3,488)
       Increase (decrease) in current liabilities                              8,826            8,368
       Other, net                                                             (1,440)             356
                                                                            --------         --------
Net cash provided by operating activities                                     52,811              580
                                                                            --------         --------

Cash flows from investing activities:
   Capital expenditures                                                       (9,251)          (6,201)
   Acquisition of businesses, net of cash received                           (57,747)         (24,792)
   Proceeds from sale/disposal of property and equipment                       1,758              459
                                                                            --------         --------
Net cash used for investing activities                                       (65,240)         (30,534)
                                                                            --------         --------

Cash flows from financing activities:
   Proceeds from issuance of debt                                             25,000           27,632
   Repayment of debt                                                          (1,917)            --
   Debt issuance costs                                                          (178)            --
   Changes in revolving debt                                                  (9,467)             422
   Changes in book overdraft                                                   1,369           18,452
   Payment of contractual acquisition obligation                                --            (15,000)
   Sale of Common Stock                                                         --                120
   Other, net                                                                   --                 (2)
                                                                            --------         --------
Net cash provided by financing activities                                     14,807           31,624
                                                                            --------         --------

Effect of foreign exchange rate changes on cash and cash equivalents          (2,620)          (2,186)
                                                                            --------         --------

Cash and cash equivalents:
   Decrease for the period                                                      (242)            (516)
   Balance, beginning of period                                                6,879            4,248
                                                                            --------         --------
   Balance, end of period                                                   $  6,637         $  3,732
                                                                            ========         ========


         The accompanying notes are an integral part of the consolidated financial statements

                             MSX INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (dollars in thousands unless otherwise stated)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         The accompanying financial statements represent the consolidated assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries ("MSXI"). MSXI is a leading global provider of technology-driven business services, which enable our customers to significantly improve their competitive advantage. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.

         All intercompany transactions and balances between subsidiaries of MSXI have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal six months ended July 2, 2000 and July 4, 1999 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2000. Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 2000.


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

         Satiz Acquisition. Effective December 31, 1999, we acquired 75% of the outstanding common stock of Satiz S.r.l. ("Satiz"), a subsidiary of Fiat S.p.A. Satiz is headquartered in Turin, Italy and specializes in commercial and technical publishing including translation services, graphics, document systems, warehouse and distribution services, and events. Satiz employs nearly 500 people and has historical annual revenues in excess of $120 million. The purchase price of about $9.7 million was funded with borrowings under our credit facility. At closing, Satiz had about $8.9 million of debt outstanding pursuant to the Satiz credit facility. The remaining 25% of the outstanding common stock of Satiz is retained by Fiat S.p.A. The acquisition of Satiz was accounted for under the purchase method resulting in goodwill of $8.8 million at closing.

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

         Quandoccorre Acquisition. In May 1999, we purchased a 30% interest in QR Quandoccorre S.r.l. and Quandoccorre Interinale S.p.A. ("QR/QI"), two affiliated Italian companies with combined historical annual sales of about $18 million. QR Quandoccorre S.r.l. provides consulting services on a project basis and Quandoccorre Interinale S.p.A. provides staffing services to various industries. Effective January 3, 2000, we acquired the remaining 70% of the outstanding common stock of both companies. The cumulative purchase price of about $11.4 million was funded with a combination of borrowings under our credit facility and borrowings under the Satiz credit facility. The acquisition was accounted for under the purchase method resulting in goodwill of $10.5 million upon closing of the 70% acquisition.

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

         The operating results of acquired companies have been included in our consolidated operating results from the effective date of each acquisition. The following pro forma financial information is presented to illustrate the estimated effects of the acquisition of Chelsea, Satiz, the CSR businesses, and QR/QI as if the transactions had occurred on January 3, 1999. The pro forma results do not necessarily represent what our results would have been had the transactions taken place on January 3, 1999, nor are they necessarily indicative of future results.

                                                           FISCAL SIX MONTHS ENDED                FISCAL SIX MONTHS ENDED
                                                                 JULY 2, 2000                           JULY 4, 1999
                                                       -------------------------------       ---------------------------------
                                                        HISTORICAL        PRO FORMA           HISTORICAL         PRO FORMA
                                                       --------------    -------------       --------------    ---------------
 Net sales                                                  $517,477         $524,115             $374,468           $495,409
 Income before income taxes, minority interests,
    and equity in earnings (losses) of affiliates             14,960           14,653                9,232             11,827
 Net income                                                    8,344            8,160                5,515              6,613

         In addition to the above, we completed certain other transactions during fiscal 1999. The aggregate purchase price of these transactions was about $16.6 million in cash and $3.3 million in contributed assets. Other transactions were:

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

       - In January 1999, we purchased a 24.5% interest in CADFORM-MSX Engineering GmbH (formerly Cadform Engineering GmbH), a German company that provides product design and tooling services with historical annual sales of about $12 million. In November 1999, we increased our ownership of CADFORM-MSX Engineering GmbH to about 49% by contributing certain assets of our German operations.

         The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity's future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity's financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is generally recorded, when earned, as additional purchase price. In this regard, we recorded certain contingencies during 1999, related to prior year acquisitions, which resulted in additional goodwill capitalization. Additional goodwill is amortized over the remaining amortization period.


3.       ACCOUNTS RECEIVABLE:

         Accounts receivable include the portion of our billings for purchasing support services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $69.5 million as of July 2, 2000 and $62.5 million as of January 2, 2000. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)


4.       DEBT:

         Debt is comprised of the following:

                                                          INTEREST RATES AT                   OUTSTANDING AT
                                                    ------------------------------   ----------------------------------
                                                       JULY 2,       JANUARY 2,          JULY 2,         JANUARY 2,
                                                        2000            2000              2000              2000
                                                    --------------  --------------   ----------------  ----------------
Senior Subordinated Notes                                 11.375%         11.375%           $130,000          $130,000
Credit Facility, as amended and restated:
   Revolving line of credit notes                           8.13%           8.09%              7,981             9,703
   Swingline notes                                    7.53-11.03%     5.53-10.03%              6,774            16,353
   Term notes                                         8.70-10.18%      9.23-9.98%            103,125            80,000

Ford Motor Company Limited, line of credit                    n/a           7.14%                  -               862
Satiz Facility                                              5.30%           4.51%             12,319             8,928
Other debt                                             6.50-7.20%             n/a              1,314                 -
                                                                                            --------          --------
                                                                                             261,513           245,846
Less current portion                                                                          18,133            13,290
                                                                                            --------          --------

Total long-term debt                                                                        $243,380          $232,556
                                                                                            ========          ========

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

         As of July 2, 2000, $14.8 million was outstanding under the revolving and swingline portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.


5.       REDEEMABLE SERIES A PREFERRED STOCK:

         We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of July 2, 2000 and January 2, 2000, 360,000 shares of our Redeemable Series A Preferred Stock are issued and outstanding. Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of July 2, 2000, we have not declared or paid any dividends. Dividends accumulated but not declared totaled about $18.1 million as of July 2, 2000.


6.       NOTE RECEIVABLE FROM OFFICER:

         As of July 2, 2000, MSXI held a $3.0 million note receivable from an officer of the company. The loan bears interest at 6.77% per year and matures on February 28, 2015. Interest is payable annually with the principal amount due upon maturity or the occurrence of certain events. The loan is secured by a pledge to MSXI of shares of our Class A Common Stock. Interest income related to this note was about $70 thousand during the first six months of fiscal 2000.

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)


7.       COMPREHENSIVE INCOME:

         Our comprehensive income was:

                                                             FISCAL QUARTER ENDED             FISCAL SIX MONTHS ENDED
                                                        -------------------------------    -------------------------------
                                                           JULY 2,           JULY 4,         JULY 2,           JULY 4,
                                                            2000              1999             2000              1999
                                                        --------------    -------------    -------------     -------------
Net income                                                   $4,130             $3,065          $8,344             $5,515
Other comprehensive loss -
  Foreign currency translation adjustments                   (2,284)              (912)         (3,986)            (2,186)
                                                        --------------    -------------    -------------     -------------

Comprehensive income                                         $1,846             $2,153          $4,358             $3,329
                                                        ==============    =============    =============     =============


8.       SEGMENT INFORMATION:

         MSXI is a leading global provider of technology-driven business services to the automotive and other industries. We group our services into three service line categories: engineering services, information technology ("IT") and professional staffing services, and business and technology services. Due to the similar characteristics of our service lines, including the nature of our service offerings, processes supporting the delivery of our services, our customers, and our marketing and sales processes, our operations have been aggregated following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131 for segment reporting purposes.

         The following is a summary of our net sales by service line:

                                                             FISCAL QUARTER ENDED             FISCAL SIX MONTHS ENDED
                                                        -------------------------------    -------------------------------
                                                           JULY 2,          JULY 4,           JULY 2,           JULY 4,
                                                            2000             1999              2000              1999
                                                        --------------    -------------    -------------     -------------
Engineering Services                                       $141,195          $127,361         $284,450          $252,048
IT and Professional Staffing Services                        52,692            19,734           88,377            36,234
Business and Technology Services                             75,625            44,404          144,650            86,186
                                                        --------------    -------------    -------------     -------------

Total net sales                                            $269,512          $191,499         $517,477          $374,468
                                                        ==============    =============    =============     =============


         We evaluate performance based on earnings before interest and taxes
(EBIT), including the Michigan Single Business Tax and other similar taxes, as defined in our credit facility, as amended and restated. A reconciliation of consolidated EBIT to consolidated income before income taxes, minority interests, and equity in earnings (losses) of affiliates is as follows:


                                                             FISCAL QUARTER ENDED             FISCAL SIX MONTHS ENDED
                                                        -------------------------------    -------------------------------
                                                           JULY 2,           JULY 4,           JULY 2,           JULY 4,
                                                            2000              1999              2000              1999
                                                        --------------    -------------    -------------     -------------
Total EBIT                                                  $16,895           $11,351         $ 32,308           $21,504
Interest Expense                                             (7,659)           (5,047)         (14,570)           (9,706)
Michigan Single Business Tax and
    other similar taxes                                      (1,336)           (1,251)          (2,778)           (2,566)
                                                        --------------    -------------    -------------     -------------
Consolidated income before taxes,
    minority interests, and equity in
    earnings (losses) of affiliates                         $ 7,900           $ 5,053         $ 14,960           $ 9,232
                                                        ==============    =============    =============     =============

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

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               as of July 2, 2000

                                                                                             NON-
                                                             MSXI           GUARANTOR     GUARANTOR                        MSXI
                                                           (ISSUER)        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                           ----------      ------------   ------------    ------------  ------------
        ASSETS

Current assets:
   Cash and cash equivalents                                $      --       $     736      $   5,901      $      --       $   6,637
   Accounts receivable, net                                        70         184,341        114,530             --         298,941
   Inventory                                                       --           2,721          1,492             --           4,213
   Prepaid expenses and other assets                              325           5,033          4,559             --           9,917
   Deferred income taxes, net                                      --           1,632            185             --           1,817
                                                            ---------       ---------      ---------      ---------       ---------
     Total current assets                                         395         194,463        126,667             --         321,525

Property and equipment, net                                        --          22,542         20,869             --          43,411
Goodwill and other intangibles, net                                --         118,599         38,812             --         157,411
Investment in subsidiaries                                    182,303          54,605          5,866       (236,906)          5,868
Other assets                                                    7,042           2,298            528             --           9,868
Deferred income taxes, net                                         --           2,102          2,686             --           4,788
                                                            ---------       ---------      ---------      ---------       ---------
     Total assets                                           $ 189,740       $ 394,609      $ 195,428      $(236,906)      $ 542,871
                                                            =========       =========      =========      =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion
     of long-term debt                                      $   4,500       $      --      $  13,633      $      --       $  18,133
   Accounts payable and drafts                                     --         118,341         54,109             --         172,450
   Accrued liabilities                                          6,409          47,340         23,713             --          77,462
                                                            ---------       ---------      ---------      ---------       ---------
     Total current liabilities                                 10,909         165,681         91,455             --         268,045

Long-term debt                                                219,929          10,196         13,255             --         243,380
Intercompany accounts                                         (89,894)         42,722         47,172             --              --
Long-term deferred compensation
    liabilities and other                                          --           4,364          6,280             --          10,644
                                                            ---------       ---------      ---------      ---------       ---------
     Total liabilities                                        140,944         222,963        158,162             --         522,069

Minority interests                                                 --              --          1,023             --           1,023
Redeemable Series A Preferred Stock                            36,000              --             --             --          36,000
Shareholders' equity (deficit)                                 12,796         171,646         36,243       (236,906)        (16,221)
                                                            ---------       ---------      ---------      ---------       ---------
     Total liabilities and
       shareholders' equity (deficit)                       $ 189,740       $ 394,609      $ 195,428      $(236,906)      $ 542,871
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

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              as of January 2, 2000

                                                                                           NON-
                                                              MSXI        GUARANTOR      GUARANTOR                         MSXI
                                                            (ISSUER)     SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS  CONSOLIDATED
                                                           ---------     ------------   ------------      ------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents                               $    --         $     873      $   6,006       $    --         $   6,879
   Accounts receivable, net                                     --           182,380        124,598            --           306,978
   Inventory                                                    --             2,237          1,896            --             4,133
   Prepaid expenses and other assets                             389           4,493          3,620            --             8,502
   Deferred income taxes, net                                   --             1,112          1,313            --             2,425
                                                           ---------       ---------      ---------       ---------       ---------
     Total current assets                                        389         191,095        137,433            --           328,917

Property and equipment, net                                     --            24,891         19,471            --            44,362
Goodwill and other intangibles, net                             --           101,912         20,854            --           122,766
Investment in subsidiaries                                   169,110          34,727          9,485        (203,837)          9,485
Other assets                                                   7,397           2,232            537            --            10,166
Deferred income taxes, net                                      --             5,779          2,715            --             8,494
                                                           ---------       ---------      ---------       ---------       ---------
     Total assets                                          $ 176,896       $ 360,636      $ 190,495       $(203,837)      $ 524,190
                                                           =========       =========      =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion
     of long-term debt                                     $   3,500       $    --        $   9,790       $    --         $  13,290
   Accounts payable and drafts                                  --            93,374         68,599            --           161,973
   Accrued liabilities                                        (4,716)         74,954         19,184             (33)         89,389
                                                           ---------       ---------      ---------       ---------       ---------
     Total current liabilities                                (1,216)        168,328         97,573             (33)        264,652

Long-term debt                                               217,750            --           14,806            --           232,556
Intercompany accounts                                        (84,076)         39,020         45,056            --              --
Long-term deferred compensation
    liabilities and other                                       --             4,402          6,873            --            11,275
                                                           ---------       ---------      ---------       ---------       ---------
     Total liabilities                                       132,458         211,750        164,308             (33)        508,483

Minority interests                                              --              --              286            --               286
Redeemable Series A Preferred Stock                           36,000            --             --              --            36,000
Shareholders' equity (deficit)                                 8,438         148,886         25,901        (203,804)        (20,579)
                                                           ---------       ---------      ---------       ---------       ---------
     Total liabilities and shareholders'
       equity (deficit)                                    $ 176,896       $ 360,636      $ 190,495       $(203,837)      $ 524,190
                                                           =========       =========      =========       =========       =========

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
          For the fiscal quarters ended July 2, 2000 and July 4, 1999


                                                    MSXI           GUARANTOR      NON-GUARANTOR                           MSXI
                                                  (ISSUER)        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                -------------    ---------------  ---------------  ----------------  ---------------
 FISCAL QUARTER ENDED JULY 2, 2000:

 Net sales                                             $    -           $174,404         $99,252           $(4,144)        $269,512
 Cost of sales                                              -            148,637          86,420            (4,144)         230,913
                                                -------------    ---------------  --------------   ---------------   --------------
      Gross profit                                          -             25,767          12,832                 -           38,599
 Selling, general and administrative expenses               -             14,798           6,844                 -           21,642
 Amortization of goodwill and other intangibles             -              1,115             283                 -            1,398
                                                -------------    ---------------  --------------   ---------------   --------------
      Operating income                                      -              9,854           5,705                 -           15,559
 Interest income (expense), net                        (7,254)               425            (830)                -           (7,659)
                                                -------------    ---------------  --------------   ---------------   --------------
      Income (loss) before income taxes,
         minority interests, and equity in
         earnings (losses) of affiliates               (7,254)
                                                                          10,279           4,875                 -            7,900
 Income tax provision (benefit)                        (2,555)             3,967           1,810                 -            3,222
 Minority interests and equity in earnings
     (losses) of affiliates, net of taxes               8,829              2,517            (548)          (11,346)            (548)
                                                -------------    ---------------  --------------   ---------------   --------------

      Net income                                       $4,130             $8,829          $2,517          $(11,346)          $4,130
                                                =============    ===============  ==============   ===============   ==============



 FISCAL QUARTER ENDED JULY 4, 1999:

 Net sales                                             $    -           $141,708         $53,491           $(3,700)        $191,499
 Cost of sales                                              -            122,818          45,912            (3,700)         165,030
                                                -------------    ---------------  --------------   ---------------   --------------
      Gross profit                                          -             18,890           7,579                 -           26,469
 Selling, general and administrative expenses               -             10,822           4,829                 -           15,651
 Amortization of goodwill and other intangibles             -                709               9                 -              718
                                                -------------    ---------------  --------------   ---------------   --------------
      Operating income                                      -              7,359           2,741                 -           10,100
 Interest income (expense), net                        (4,840)               255            (462)                -           (5,047)
                                                -------------    ---------------  --------------   ---------------   --------------
      Income before income taxes, minority
         interests, and equity in earnings
         (losses) of affiliates                        (4,840)             7,614           2,279                 -            5,053
 Income tax provision (benefit)                        (1,643)             2,746             885                 -            1,988
 Minority interests and equity in earnings
     (losses) of affiliates, net of taxes               6,262              1,394               -            (7,656)               -
                                                -------------    ---------------  --------------   ---------------   --------------

      Net income                                       $3,065             $6,262          $1,394           $(7,656)          $3,065
                                                =============    ===============  ==============   ===============   ==============

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME for the fiscal six months ended July 2, 2000 and July 4, 1999

                                                    MSXI            GUARANTOR      NON-GUARANTOR                           MSXI
                                                  (ISSUER)         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                --------------    ---------------  ---------------  ---------------   --------------
FISCAL SIX MONTHS ENDED JULY 2, 2000:

Net sales                                            $     -           $331,529         $193,738        $ (7,790)          $517,477
Cost of sales                                              -            280,934          170,574          (7,790)           443,718
                                                --------------    ---------------  ---------------  ---------------   --------------
     Gross profit                                          -             50,595           23,164               -             73,759
Selling, general and administrative expenses               -             28,906           12,823               -             41,729
Amortization of goodwill and other intangibles             -              1,980              520               -              2,500
                                                --------------    ---------------  ---------------  ---------------   --------------
       Operating income                                    -             19,709            9,821               -             29,530
Interest income (expense), net                       (13,762)               834           (1,642)              -            (14,570)
                                                --------------    ---------------  ---------------  ---------------   --------------
     Income (loss) before income taxes,
        minority interests, and equity in
        earnings (losses) of affiliates              (13,762)
                                                                         20,543            8,179               -             14,960
Income tax provision (benefit)                        (4,927)             7,793            3,284               -              6,150
Minority interests and equity in earnings
    (losses) of affiliates, net of taxes              17,179              4,429             (466)        (21,608)              (466)
                                                --------------    ---------------  ---------------  ---------------   --------------

     Net income                                      $ 8,344           $ 17,179         $  4,429        $(21,608)          $  8,344
                                                ==============    ===============  ===============  ===============   ==============



FISCAL SIX MONTHS ENDED JULY 4, 1999:

Net sales                                            $     -           $273,044         $105,124        $ (3,700)          $374,468
Cost of sales                                              -            237,685           89,892          (3,700)           323,877
                                                --------------    ---------------  ---------------  ---------------   --------------
     Gross profit                                          -             35,359           15,232               -             50,591
Selling, general and administrative expenses               -             20,418            9,889               -             30,307
Amortization of goodwill and other intangibles             -              1,291               55               -              1,346
                                                --------------    ---------------  ---------------  ---------------   --------------
     Operating income                                      -             13,650            5,288               -             18,938
Interest income (expense), net                        (9,161)               516           (1,061)              -             (9,706)
                                                --------------    ---------------  ---------------  ---------------   --------------
     Income (loss) before income taxes,
        minority interests, and equity in
        earnings (losses) of affiliates               (9,161)            14,166            4,227               -              9,232
Income tax provision (benefit)                        (3,056)             5,186            1,587               -              3,717
Minority interests and equity in earnings
   (losses) of affiliates, net of taxes               11,620              2,640                -         (14,260)                 -
                                                --------------    ---------------  ---------------  ---------------   --------------

     Net income                                      $ 5,515           $ 11,620         $  2,640        $(14,260)          $  5,515
                                                ==============    ===============  ===============  ===============   ==============


                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  for the fiscal six months ended July 2, 2000

                                                     MSXI          GUARANTOR     NON-GUARANTOR                         MSXI
                                                   (ISSUER)      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 -------------   --------------  --------------   --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                $  (8,835)      $ 12,750         $  4,429         $      -         $  8,344
   Equity in earnings of wholly-owned
     subsidiaries                                      17,179          4,429                -          (21,608)               -
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                         -          5,070            3,496                -            8,566
       Amortization                                       532          1,980              520                -            3,032
       Deferred taxes                                       -          3,157            1,169                -            4,326
       Loss on sale/disposal of property and
         equipment                                          -             71                9                -               80
       (Increase) decrease in receivables, net            (70)           638           21,820                -           22,388
       (Increase) decrease in inventory                     -           (484)             404                -              (80)
       (Increase) decrease in prepaid expenses
         and other assets                                  64           (358)            (937)               -           (1,231)
       Increase (decrease) in current liabilities      11,126         10,771          (13,104)              33            8,826
       Other, net                                           -           (436)          (1,004)               -           (1,440)
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash provided by operating activities              19,996         37,588           16,802          (21,575)          52,811
                                                 --------------  --------------  --------------   ---------------  --------------

 Cash flows from investing activities:
   Capital expenditures                                     -         (3,626)          (5,625)               -           (9,251)
   Acquisition of businesses, net of cash
     received                                               -        (39,660)         (18,087)               -          (57,747)
   Proceeds from sale/disposal of property and
     equipment                                              -          1,667               91                -            1,758
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash used for investing activities                      -        (41,619)         (23,621)               -          (65,240)
                                                 --------------  --------------  --------------   ---------------  --------------

Cash flows from financing activities:
   Intercompany                                        (5,818)         3,721            2,097                -                -
   Investment in subsidiaries                         (13,193)       (10,310)          10,437           13,066                -
   Proceeds from issuance of debt                      25,000              -                -                -           25,000
   Repayment of debt                                   (1,875)           (42)               -                -           (1,917)
   Debt issuance costs                                   (178)             -                -                -             (178)
   Changes in revolving debt                          (19,946)        10,196              283                -           (9,467)
   Changes in book overdraft                                -          4,315           (2,946)               -            1,369
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash provided by (used for) financing
   activities                                         (16,010)         7,880            9,871           13,066           14,807
                                                 --------------  --------------  --------------   ---------------  --------------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                (3,986)        (3,986)          (3,157)           8,509           (2,620)
                                                 --------------  --------------  --------------   ---------------  --------------

Cash and cash equivalents:
   Decrease for the period                                  -           (137)            (105)               -             (242)
   Balance, beginning of period                             -            873            6,006                -            6,879
                                                 --------------  --------------  --------------   ---------------  --------------
   Balance, end of period                           $       -       $    736         $  5,901         $      -         $  6,637
                                                 ==============  ==============  ==============   ===============  ==============

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)


9.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  for the fiscal six months ended July 4, 1999

                                                     MSXI          GUARANTOR     NON-GUARANTOR                         MSXI
                                                   (ISSUER)      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 -------------   --------------  --------------   --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                  $(6,105)         $8,980         $2,640        $        -           $5,515
   Equity in earnings of wholly-owned
     subsidiaries                                      11,620           2,640              -           (14,260)               -
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                         -           4,545          1,202                 -            5,747
       Amortization                                       298           1,291             55                 -            1,644
       Deferred taxes                                    (161)            942           (585)                -              196
       Loss on sale/disposal of property and
         equipment                                          -               -              -                 -                -
       (Increase) decrease in receivables, net              -         (12,394)        (6,024)                -          (18,418)
       (Increase) decrease in inventory                     -             657              3                 -              660
       (Increase) decrease in prepaid expenses
         and other assets                                  65          (1,475)        (2,078)                -           (3,488)
       Increase (decrease) in current liabilities        (715)          4,348          4,735                 -            8,368
       Other, net                                           -             282             74                 -              356
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash provided by operating activities               5,002           9,816             22           (14,260)             580
                                                 --------------  --------------  --------------   ---------------  --------------

 Cash flows from investing activities:
   Capital expenditures                                     -          (3,472)        (2,729)                -           (6,201)
   Acquisition of businesses, net of cash
   received                                                 -         (18,691)        (6,101)                -          (24,792)
   Proceeds from sale/disposal of property and
     equipment                                              -             309            150                 -              459
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash used for investing activities                      -         (21,854)        (8,680)                -          (30,534)
                                                 --------------  --------------  --------------   ---------------  --------------

Cash flows from financing activities:
   Intercompany                                        (9,950)         10,281           (331)                -                -
   Investment in subsidiaries                          (8,399)           (754)           (88)            9,241                -
   Proceeds from issuance of debt                      27,632               -              -                 -           27,632
   Debt issuance costs                                      -               -              -                 -                -
   Changes in revolving debt                          (11,185)            (63)        11,670                 -              422
   Changes in book overdraft                                -          18,577           (125)                -           18,452
   Payment of contractual acquisition obligation            -         (15,000)             -                 -          (15,000)
   Sale of Common Stock                                   120               -              -                 -              120
    Other, net                                              -              (1)            (1)                -               (2)
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash provided by (used for) financing
   activities                                          (1,782)         13,040         11,125             9,241           31,624
                                                 --------------  --------------  --------------   ---------------  --------------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                (3,220)         (1,803)        (2,182)            5,019           (2,186)
                                                 --------------  --------------  --------------   ---------------  --------------

Cash and cash equivalents:
   Increase (decrease) for the period                       -            (801)           285                 -             (516)
   Balance, beginning of period                             -           1,690          2,558                 -            4,248
                                                 --------------  --------------  --------------   ---------------  --------------
   Balance, end of period                            $      -            $889         $2,843          $      -           $3,732
                                                 ==============  ==============  ==============   ===============  ==============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES

         Consolidated net sales increased $78.0 million, or 40.7%, from $191.5 million for the second quarter of fiscal 1999 to $269.5 million for the second quarter of fiscal 2000. For the first six months of fiscal 2000, sales totaled $517.5 million compared to $374.5 million in fiscal 1999, an increase of $143.0 million, or 38.2%. The increase in consolidated net sales resulted from both internal growth from existing businesses (businesses owned by MSXI during all periods presented) and incremental sales from acquired businesses. The increases in net sales are comprised of:

                                QUARTER                         SIX MONTHS
                                 ENDED                %           ENDED              %
INCREASE FROM                 JULY 2, 2000        INCREASE     JULY 2, 2000       INCREASE
------------------------     ---------------    -----------   ---------------    -----------
                                                 (dollars in thousands)
Internal growth                     $17,245           9.0%           $42,177          11.3%
Acquired businesses                  60,768          31.7%           100,832          26.9%
                             ---------------    -----------   ---------------    -----------
    Total                           $78,013          40.7%          $143,009          38.2%
                             ===============    ===========   ===============    ===========

         Internal growth from existing businesses reflects improved sales volume in all of our service lines, while growth from acquisitions impacted our IT and professional staffing services and business and technology services. Sales of our engineering services for the second quarter of fiscal 2000 increased $13.8 million, or 10.9%, compared to the second quarter of 1999. For the first six months of 2000, sales of our engineering services increased $32.4 million, or 12.9%, compared to 1999. The improvements primarily reflect increased demand for design and engineering services in North America. Sales of our IT and professional staffing services for the second quarter of fiscal 2000 increased $2.0 million, or 9.9%, before the impact of acquisitions, compared to the second quarter of 1999. For the first six months of 2000, sales of our IT and professional staffing services increased $5.1 million, or 13.9%, before the impact of acquisitions, compared to 1999. The internal growth reflects improved IT staffing volumes with non-automotive customers in North America. Sales of our business and technology services for the second quarter of 2000 improved $1.5 million, or 3.3%, before the impact of acquisitions compared to 1999. For the first six months of 2000, sales of our business and technology services increased $4.7 million, or 5.5%, before the impact of acquisitions, compared to 1999. As a result of our acquisitions and growth of existing businesses, sales to non-automotive customers increased to 17.1% of total sales for the first six months of fiscal 2000, compared to 9.4% for the first six months of fiscal 1999. This increase reflects our continued efforts to diversify our customer base.

          OPERATING INCOME

          Our consolidated operating income and increases in operating income for the periods presented were:


                                                                                   INCREASE
                                           JULY 2,            JULY 4,       ----------------------
                                            2000               1999               $           %
                                      --------------     --------------     ----------- ----------
                                                         (dollars in thousands)
      Fiscal Quarter:
          Operating income                  $15,559            $10,100          $5,459       54.0%
          % of net sales                       5.8%               5.3%             n/a         n/a
      Fiscal Six Months:
          Operating income                  $29,530            $18,938         $10,592       55.9%
          % of net sales                       5.7%               5.1%             n/a         n/a

          Overall, operating income increased during the second quarter of fiscal 2000 due to the improved performance of our existing businesses and the accretive impact of businesses acquired during 1999 and the first six months of 2000. Operating income generated by existing businesses during 2000 increased $1.7 million, or 16.5%, for the second quarter and $4.8 million, or 25.2%, for the first six months compared to 1999. Gross profit, as a percentage of sales, was 14.3% for both the quarter and six months ended July 2, 2000, compared to 13.8% and 13.5% for the quarter and six months ended July 4, 1999, respectively. The improvement in gross profit reflects increased sales volumes by existing businesses in North America and the impact of cost reduction efforts in our European operations. Selling, general and administrative expenses, as a percentage of net sales, were 8.0% for the second quarter of fiscal 2000, compared to 8.2% for the second quarter of fiscal 1999. On a year-to-date basis, selling, general and administrative costs were 8.1% of net sales for the first six months of both fiscal 1999 and 2000.

          INTEREST EXPENSE

          Interest expense increased from $5.0 million during the second quarter of fiscal 1999 to $7.7 million for the second quarter of 2000. For the first six months of fiscal 2000, interest expense was $14.6 million compared to $9.7 million in 1999, an increase of $4.9 million. The increases reflect the impact of incremental average borrowings outstanding during fiscal 2000 to fund acquisitions and increases in the floating rates of interest on a portion of our debt outstanding.

           NET INCOME

          For the second quarter of fiscal 2000, net income increased $1.0 million, or 34.7%, from $3.1 million in 1999, to $4.1 million in 2000. Net income for the first six months of 2000 increased $2.8 million, or 51.3%, from $5.5 million in 1999 to $8.3 million in 2000. Improvements in operating income during the second quarter of 2000 were partially offset by increased interest expense, minority interest expense, and equity in net losses of affiliates. Minority interest and equity in earnings (losses) of affiliates primarily represent the portion of Satiz S.r.1. earnings, which was acquired on December 31, 1999, attributable to the minority owner and equity in the net losses of CADFORM-MSX Engineering GmbH. For the second quarter of 2000, our effective tax rate was 40.8%, compared to 39.3% in the second quarter of 1999. For the first six months of 2000, our effective tax rate was 41.1%, compared to 40.3% in the first six months of 1999. The year-to-date increase in our effective income tax rate reflects an increase in the ratio of non-deductible expenses to pretax income primarily related to acquisition activity.

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

         Operating Activities. Cash generated from operating activities was unusually high at $52.8 million during the first six months of fiscal 2000. This compares to cash provided by operating activities of $0.6 million for the first six months of fiscal 1999. Cash from operations for the first six months of fiscal 2000 includes $20.8 million due to the timing of certain pass-through payments to vendors which were made after July 2, 2000. In addition, cash from operations includes significant improvement in accounts receivable collections resulting from the transition of Satiz S.r.l. into our cash management system. This reduction in Satiz accounts receivable resulted in a one-time improvement in cash from operations of about $12 million during the first six months of fiscal 2000. Excluding the pass through payments and one-time Satiz improvements, cash provided by operations was about $20.0 million for the first six months of 2000 reflecting significant improvements in working capital and increases in net income, before non-cash expenses.

         Investing Activities. Net cash used for investing activities increased $34.7 million from $30.5 million for the first six months of fiscal 1999, to $65.2 million for the first six months of fiscal 2000. This included an increase in cash used for business acquisitions of $33.0 million and an increase of $3.1 million in capital expenditures. Cash used to acquire businesses primarily relates to the acquisition of the professional staffing operations of Corporate Staffing Resources, Inc. during February 2000, the acquisition of the remaining 70% interest in QR Quandoccorre S.r.1. and Quandoccorre Interinale S.p.A., effective January 3, 2000, and the payment of contingent consideration related to certain prior acquisitions. For additional information on these acquisitions, see Note 2 of our consolidated financial statements. Capital expenditures increased due to the increased volume of engineering services and other contracts which required initial investments during the first six months of 2000 and the impact of acquired businesses.

         Financing Activities. Net cash provided by financing activities decreased $16.8 million from $31.6 million for the first six months of fiscal 1999, to $14.8 million for the first six months of fiscal 2000. Financing requirements decreased in response to the strong operating cash flows generated during the first six months of fiscal 2000. Additional borrowings were used to support the acquisition of businesses and included the issuance of an additional $25 million in term notes as discussed below.

         AVAILABLE FINANCING SOURCES

         During the first quarter of 2000, the seven-year institutional term note, with principal outstanding of $50 million as of January 2, 2000, was increased to $75 million pursuant the terms of our amended and restated credit facility. Upon completion of the syndication of the credit facility, our total borrowing capacity increased to $205 million. Proceeds from the additional term debt were used to repay amounts outstanding under the revolving credit portion of our credit facility. As of July 2, 2000, $81.9 million was available for potential future borrowings under the revolving credit portion of our amended and restated credit facility.

         As of January 2, 2000, Chelsea Computer Consultants, Inc. ("Chelsea"), which was acquired in September 1999, maintained a financing arrangement that provided for borrowings up to $6 million. This agreement expired in 2000 and Chelsea was added as a guarantor subsidiary under our amended and restated credit facility. At the time of expiration, no amounts were outstanding under the Chelsea credit facility.


RECENT DEVELOPMENTS

         On July 31, 2000, we entered into an agreement to acquire a substantial equity interest in Prototipo Holding B.V., subject to certain closing conditions. Prototipo has operations in Europe and Brazil and provides testing, prototyping, styling and other development services for transportation and industrial manufacturing customers, including automotive, truck, and tire manufacturers. In anticipation of closing the Prototipo transaction, we executed an amendment to our credit facility, which is effective in August 2000, to increase certain limitations, including limits on foreign acquisitions.


FORWARD - LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, the Company's leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, the Company's ability to recruit and place qualified personnel, risks associated with its acquisition strategy, and employment liability risk.

                           PART II. OTHER INFORMATION


ITEM 5.  Other Information

         Attached, as Exhibit 99 to this Form 10-Q, is our press release dated August 9, 2000 regarding our recent agreement with Prototipo
         Holding B.V.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K:

               None.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 15, 2000


MSX INTERNATIONAL, INC.
(Registrant)

By:   /s/ Frederick K. Minturn
      ---------------------------------------
      Frederick K. Minturn
      Executive Vice President and
      Chief Financial Officer


(Chief accounting officer
and authorized signatory)

                                  EXHIBIT INDEX


Exhibit                                                   Sequential Page No.
-------                                                   -------------------
Exhibit 27  -     Financial Data Schedule                          22

Exhibit 99  -     Press Release dated August 9, 2000               23