Form 10-Q
period 2000-10-01
MSX INTERNATIONAL INC
filed 2000-11-14
CIK 1059274

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2000

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

                             MSX INTERNATIONAL, INC.
                                      INDEX



PART I.    FINANCIAL INFORMATION

       ITEM 1.    Financial Statements:                                                                          Pages

           Consolidated Balance Sheets as of October 1, 2000 (Unaudited) and
               January 2, 2000........................................................................................2

           Consolidated Statements of Income (Unaudited) for the Fiscal Quarters and Fiscal Nine Months
               Ended October 1, 2000 and October 3, 1999..............................................................3

           Consolidated Statements of Cash Flows (Unaudited) for the Fiscal Nine Months
               Ended October 1, 2000 and October 3, 1999..............................................................4

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

       ITEM 6.    Exhibits and Reports on Form 8-K...................................................................19


SIGNATURE............................................................................................................20


EXHIBIT INDEX........................................................................................................21

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             MSX INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                    as of October 1, 2000 and January 2, 2000

                                                                                           OCTOBER 1,
                                                                                              2000           JANUARY 2,
                                                                                          (Unaudited)           2000
                                                                                        -----------------  ----------------
                                                                                              (dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                                $    3,835         $    6,879
   Accounts receivable, net (Note 3)                                                           311,057            306,978
   Inventory                                                                                     3,837              4,133
   Prepaid expenses and other assets                                                            11,182              8,502
   Deferred income taxes, net                                                                    2,164              2,425
                                                                                        -----------------  ----------------
    Total current assets                                                                       332,075            328,917

Property and equipment, net                                                                     39,581             41,597
Goodwill and other intangibles, net of accumulated amortization
   of $10,120 and $5,693, respectively                                                         158,020            122,766
Other assets                                                                                    17,668             22,416
Deferred income taxes, net                                                                       3,812              8,494
                                                                                        -----------------  ----------------
     Total assets                                                                           $  551,156         $  524,190
                                                                                        =================  ================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Notes payable and current portion of long-term debt (Note 4)                                $16,054            $13,290
   Accounts payable and drafts                                                                 165,187            161,973
   Accrued payroll and benefits                                                                 30,059             25,500
   Other accrued liabilities                                                                    49,705             63,889
                                                                                        -----------------  ----------------
     Total current liabilities                                                                 261,005            264,652

Long-term debt (Note 4)                                                                        257,788            232,556
Long-term deferred compensation liabilities and other                                           12,341             11,275
                                                                                        -----------------  ----------------
   Total liabilities                                                                           531,134            508,483
                                                                                        -----------------  ----------------

Minority interests                                                                               1,123                286
                                                                                        -----------------  ----------------
Redeemable Series A Preferred Stock (Note 5)                                                    36,000             36,000
                                                                                        -----------------  ----------------
Shareholders' deficit:
   Common Stock, $.01 par value, 2,000,000 aggregate shares of
     Class A and Class B Common Stock authorized; 102,003 and 99,003 shares of
     Class A Common Stock issued and outstanding, respectively                                             1                  1
   Additional paid-in-capital                                                                  (21,705)           (24,705)
   Note receivable from officer (Note 6)                                                        (3,000)                 -
   Accumulated other comprehensive loss                                                        (14,425)            (5,867)
   Retained earnings                                                                            22,028              9,992
                                                                                        -----------------  ----------------
     Total shareholders' deficit                                                               (17,101)           (20,579)
                                                                                        -----------------  ----------------
     Total liabilities and shareholders' deficit                                            $  551,156         $  524,190
                                                                                        =================  ================

   The accompanying notes are an integral part of the consolidated financial statements

                             MSX INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) for the fiscal quarters and fiscal nine months ended October 1, 2000 and
                                October 3, 1999


                                                              FISCAL QUARTER ENDED                   FISCAL NINE MONTHS ENDED
                                                      -------------------------------------    -------------------------------------
                                                        OCTOBER 1,           OCTOBER 3,          OCTOBER 1,           OCTOBER 3,
                                                           2000                 1999                2000                 1999
                                                      ----------------     ----------------    ----------------    -----------------
                                                                                     (in thousands)

Net sales                                                   $256,732              $195,474           $774,209             $569,942
Cost of sales                                                220,294               168,783            664,012              492,660
                                                      ----------------     ----------------    ----------------    -----------------

     Gross profit                                             36,438                26,691            110,197               77,282

Selling, general and administrative expenses                  20,208                15,203             61,937               45,510
Amortization of goodwill and other intangibles                 1,563                   805              4,063                2,151
                                                      ----------------     ----------------    ----------------    -----------------

     Operating income                                         14,667                10,683             44,197               29,621

Interest expense, net                                          7,706                 5,643             22,276               15,349
                                                      ----------------     ----------------    ----------------    -----------------

     Income before income taxes, minority
        interests, and equity in net losses of
        affiliates                                             6,961                 5,040             21,921               14,272

 Income tax provision                                          3,063                 1,961              9,213                5,678
 Less minority interests and equity in net losses
     of affiliates, net of taxes                                 206                     -                672                    -
                                                      ----------------     ----------------    ----------------    -----------------

     Net income                                             $  3,692              $  3,079           $ 12,036             $  8,594
                                                      ================     ================    ================    =================


    The accompanying notes are an integral part of the consolidated financial statements

                             MSX INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (UNAUDITED) for the fiscal nine months ended October 1,
                            2000 and October 3, 1999


                                                                                 FISCAL NINE MONTHS ENDED
                                                                               -----------------------------
                                                                                OCTOBER 1,      OCTOBER 3,
                                                                                   2000            1999
                                                                               --------------  -------------
                                                                                      (in thousands)
 Cash flows from operating activities:
   Net income                                                                      $12,036         $ 8,594
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation                                                                 12,881          10,113
       Amortization                                                                  4,865           2,626
       Deferred taxes                                                                4,954             403
       Gain on sale/disposal of property and equipment                                (204)              -
       (Increase) decrease in receivables, net                                      10,273         (27,989)
       (Increase) decrease in inventory                                                254             236
       (Increase) decrease in prepaid expenses and other assets                     (2,497)         (4,291)
       Increase (decrease) in current liabilities                                    1,985          31,208
       Other, net                                                                      542            (551)
                                                                               --------------  -------------
Net cash provided by operating activities                                           45,089          20,349
                                                                               --------------  -------------

Cash flows from investing activities:
   Capital expenditures                                                            (12,686)        (11,691)
   Acquisition of businesses, net of cash received                                 (60,648)        (44,991)
   Proceeds from sale/disposal of property and equipment                             2,299          15,814
   Other investing, net                                                                610          (1,156)
                                                                               --------------  -------------
Net cash used for investing activities                                             (70,425)        (42,024)
                                                                               --------------  -------------

Cash flows from financing activities:
   Proceeds from issuance of debt                                                   25,000          27,632
   Repayment of debt                                                                (2,856)              -
   Debt issuance costs                                                                (243)              -
   Changes in revolving debt                                                         3,799          15,047
   Changes in book overdraft                                                         3,055             771
   Payment of contractual acquisition obligation                                         -         (15,000)
   Sale of Common Stock                                                                  -             120
                                                                               --------------  -------------
Net cash provided by financing activities                                           28,755          28,570
                                                                               --------------  -------------

Effect of foreign exchange rate changes on cash and cash equivalents                (6,463)         (2,018)
                                                                               --------------  -------------

Cash and cash equivalents:
   Increase (decrease) for the period                                               (3,044)          4,877
   Balance, beginning of period                                                      6,879           4,248
                                                                               --------------  -------------
   Balance, end of period                                                          $ 3,835         $ 9,125
                                                                               ==============  =============

    The accompanying notes are an integral part of the consolidated financial statements

                             MSX INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)

1.       ORGANIZATION AND BASIS OF PRESENTATION:

         The accompanying financial statements present the consolidated assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries ("MSXI"). MSXI is a leading global provider of technology-driven business services that enable our customers to significantly improve their competitive advantage. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.

         All intercompany transactions and balances between majority owned subsidiaries of MSXI have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal nine months ended October 1, 2000 and October 3, 1999 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2000. Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 2000.


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

         Satiz Acquisition. Effective December 31, 1999, we acquired 75% of the outstanding common stock of Satiz S.r.l. ("Satiz"), a subsidiary of Fiat S.p.A. Satiz is headquartered in Turin, Italy and specializes in commercial and technical publishing including translation services, graphics, document systems, warehouse and distribution services, and events. Satiz employs nearly 500 people and has historical annual revenues in excess of $120 million. The total purchase price, upon settlement of certain contractual matters, of about $10.0 million was funded with borrowings under our credit facility. At closing, Satiz had about $8.9 million of debt outstanding pursuant to the Satiz credit facility. The remaining 25% of the outstanding common stock of Satiz is retained by Fiat S.p.A. The acquisition of Satiz was accounted for under the purchase method resulting in goodwill of $9.1 million.

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

         CSR Acquisition. On February 23, 2000 we acquired the professional staffing operations of Corporate Staffing Resources, Inc. (the "CSR Acquisition"). Specifically, we acquired 100% of the outstanding common stock of Intranational Computer Consultants, Inc. and Programming Management and Systems, Inc. and selected assets and liabilities of CMS Management Services and Ascend. The total purchase price, upon settlement of certain contractual matters, of about $31.8 million was funded with borrowings under our credit facility. These companies provide information technology and technical professional staffing services throughout the United States with combined historical annual revenues in excess of $57 million. The CSR Acquisition was accounted for under the purchase method resulting in goodwill of $26.9 million.

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

         Adjustments to the preliminary allocation of purchase price may occur up to one year from the date of acquisition as a result of obtaining new or revised information regarding the value of assets acquired and liabilities assumed. Any such adjustments will change recorded goodwill and will be amortized over the remaining goodwill amortization period. Management believes the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of MSXI.

         The operating results of acquired companies have been included in our consolidated operating results from the effective date of each acquisition. The following pro forma financial information is presented to illustrate the estimated effects of the acquisition of Chelsea, Satiz, QR/QI, and the CSR businesses as if the transactions had occurred on January 3, 1999. The pro forma results do not necessarily represent what our results would have been had the transactions taken place on January 3, 1999, nor are they necessarily indicative of future results.

                                                          FISCAL NINE MONTHS ENDED               FISCAL NINE MONTHS ENDED
                                                              OCTOBER 1, 2000                        OCTOBER 3, 1999
                                                       -------------------------------       ---------------------------------
                                                        HISTORICAL        PRO FORMA           HISTORICAL         PRO FORMA
                                                       --------------    -------------       --------------    ---------------
 Net sales                                                  $774,209         $780,847             $569,942           $750,048
 Income before income taxes, minority interests,
    and equity in net losses of affiliates                    21,921           21,603               14,272             19,409
 Net income                                                   12,036           11,845                8,594             10,245



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

         The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity's future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity's financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is generally recorded, when earned, as additional purchase price. In this regard, we recorded certain contingent consideration during the first nine months of fiscal 1999 and 2000, related to prior year acquisitions, which resulted in additional goodwill capitalization. Additional goodwill is amortized over the remaining amortization period.


3.       ACCOUNTS RECEIVABLE:

         Accounts receivable include the portion of our billings for purchasing support services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $78.9 million as of October 1, 2000 and $62.5 million as of January 2, 2000. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

4.       DEBT:

         Debt is comprised of the following:

                                                          INTEREST RATES AT                  OUTSTANDING AT
                                                    ------------------------------   -------------------------------
                                                     OCTOBER 1,      JANUARY 2,       OCTOBER 1,        JANUARY 2,
                                                        2000            2000             2000              2000
                                                    --------------  --------------   -------------     -------------
Senior subordinated notes                                 11.375%         11.375%        $130,000          $130,000
Credit facility, as amended and restated:
   Revolving line of credit notes                      7.56-8.18%           8.09%          18,225             9,703
   Swingline notes                                          8.35%     5.53-10.03%          12,250            16,353
   Term notes                                          8.68-9.93%      9.23-9.98%         102,188            80,000

Ford Motor Company Limited, line of credit                    n/a           7.14%               -               862
Satiz facility                                              4.87%           4.51%          10,116             8,928
Other debt                                             6.50-8.25%             n/a           1,063                 -
                                                                                     -------------     -------------
                                                                                          273,842           245,846
Less current portion                                                                       16,054            13,290
                                                                                     -------------     -------------

Total long-term debt                                                                     $257,788          $232,556
                                                                                     =============     =============

         During the first quarter of fiscal 2000, the seven-year institutional term note, with principal outstanding of $50 million as of January 2, 2000, was increased to $75 million pursuant the terms of our amended and restated credit facility. Upon completion of the syndication of the credit facility, our total borrowing capacity increased to $205 million. Proceeds from the additional term debt were used to repay amounts outstanding under the revolving credit portion of the credit facility.

         As of October 1, 2000, $30.5 million was outstanding under the revolving and swingline portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.


5.       REDEEMABLE SERIES A PREFERRED STOCK:

         We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of October 1, 2000 and January 2, 2000, 360,000 shares of our Redeemable Series A Preferred Stock are issued and outstanding with a stated value and redemption value of $100 per share. Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of October 1, 2000, we have not declared or paid any dividends. Dividends accumulated but not declared totaled about $19.6 million as of October 1, 2000.


6.       NOTE RECEIVABLE FROM OFFICER:

         As of October 1, 2000, MSXI held a $3.0 million note receivable from an officer of the company. The loan bears interest at 6.77% per year and matures on February 28, 2015. Interest is payable annually with the principal amount due upon maturity or the occurrence of certain events. The loan is secured by a pledge to MSXI of shares of our Class A Common Stock. Interest income related to this note was about $122 thousand during the first nine months of fiscal 2000.

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

7.       COMPREHENSIVE INCOME:

         Our comprehensive income was:

                                                             FISCAL QUARTER ENDED             FISCAL NINE MONTHS ENDED
                                                        -------------------------------    -------------------------------
                                                         OCTOBER 1,        OCTOBER 3,       OCTOBER 1,        OCTOBER 3,
                                                            2000              1999             2000              1999
                                                        --------------    -------------    -------------     -------------
Net income                                                   $3,692            $3,079          $12,036            $8,594
Other comprehensive loss -
  foreign currency translation adjustments                   (4,572)              168           (8,558)           (2,018)
                                                        --------------    -------------    -------------     -------------

Comprehensive income (loss)                                 $  (880)           $3,247         $  3,478            $6,576
                                                        ==============    =============    =============     =============

8.       SEGMENT INFORMATION:

         MSXI is a leading, global provider of technology-driven business services to the automotive and other industries. We group our services into three service line categories: engineering services, information technology ("IT") and professional staffing services, and business and technology services. Due to the similar characteristics of our service lines, including the nature of our service offerings, processes supporting the delivery of our services, our customers, and our marketing and sales processes, our operations have been aggregated following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131 for segment reporting purposes. The following is a summary of our net sales by service line:

                                                             FISCAL QUARTER ENDED             FISCAL NINE MONTHS ENDED
                                                        -------------------------------    -------------------------------
                                                         OCTOBER 1,        OCTOBER 3,       OCTOBER 1,        OCTOBER 3,
                                                            2000              1999             2000              1999
                                                        --------------    -------------    -------------     -------------
Engineering Services                                       $139,955          $130,735         $424,405          $382,783
IT and Professional Staffing Services                        49,597            21,322          137,974            57,556
Business and Technology Services                             67,180            43,417          211,830           129,603
                                                        --------------    -------------    -------------     -------------

Total net sales                                            $256,732          $195,474         $774,209          $569,942
                                                        ==============    =============    =============     =============

         We evaluate performance based on earnings before interest and taxes
(EBIT), including the Michigan Single Business Tax and other similar taxes, as defined in our amended and restated credit facility. A reconciliation of consolidated EBIT to consolidated income before income taxes, minority interests, and equity in net losses of affiliates is as follows:

                                                             FISCAL QUARTER ENDED             FISCAL NINE MONTHS ENDED
                                                        -------------------------------    -------------------------------
                                                         OCTOBER 1,        OCTOBER 3,       OCTOBER 1,        OCTOBER 3,
                                                            2000              1999             2000              1999
                                                        --------------    -------------    -------------     -------------
Total EBIT                                                  $16,114           $12,193          $48,422           $33,697
Interest expense                                             (7,706)           (5,643)         (22,276)          (15,349)
Michigan Single Business Tax and
    other similar taxes                                      (1,447)           (1,510)          (4,225)           (4,076)
                                                        --------------    -------------    -------------     -------------
Consolidated income before income taxes,
    minority interests, and equity in
    net losses of affiliates                                $ 6,961           $ 5,040          $21,921           $14,272
                                                        ==============    =============    =============     =============

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

9.       FOREIGN CURRENCY CONTRACT:

         MSXI has significant operations outside of the United States that are subject to foreign currency exchange risk. We may periodically hedge transactions or obligations in non-functional currencies in order to mitigate this risk. During the fiscal quarter ended October 1, 2000, we entered into a forward foreign currency contract to hedge certain foreign currency financing transactions. Unrealized gains/losses on the forward contract are recognized as an adjustment to the gains/losses recognized on the underlying hedged transaction to the extent they are correlated. The uncorrelated net loss of about $67 thousand during the fiscal quarter ended October 1, 2000 is included in selling, general and administrative expenses.


10.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (dollars in thousands unless otherwise stated)

10.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              as of October 1, 2000

                                             MSXI             GUARANTOR       NON-GUARANTOR                             MSXI
                                           (ISSUER)         SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                      -------------------- ----------------  ----------------   ----------------  ------------------
ASSETS

Current assets:
   Cash and cash equivalents                $         -     $       240         $   3,595          $         -       $      3,835
   Accounts receivable, net                         121         202,128           108,808                    -            311,057
   Inventory                                          -           2,184             1,653                    -              3,837
   Prepaid expenses and other assets                293           6,285             4,604                    -             11,182
   Deferred income taxes, net                         -           1,942               222                    -              2,164
                                      -------------------- ----------------  ----------------   ----------------  ------------------
     Total current assets                           414         212,779           118,882                    -            332,075

Property and equipment, net                           -          19,519            20,062                    -             39,581
Goodwill and other intangibles, net                   -         119,029            38,991                    -            158,020
Investment in subsidiaries                      185,962          55,197             5,741             (241,007)             5,893
Other assets                                      6,837           4,449               489                    -             11,775
Deferred income taxes, net                            -             959             2,853                    -              3,812
                                      -------------------- ----------------  ----------------   ----------------  ------------------
     Total assets                          $    193,213     $   411,932         $ 187,018          $  (241,007)      $    551,156
                                      ==================== ================  ================   ================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion
     of long-term debt                     $      4,875     $         -        $   11,179          $         -       $     16,054
   Accounts payable and drafts                        -         115,653            49,534                    -            165,187
   Accrued liabilities                            2,370          50,448            26,946                    -             79,764
                                      -------------------- ----------------  ----------------   ----------------  ------------------
     Total current liabilities                    7,245         166,101            87,659                    -            261,005

Long-term debt                                  241,367          10,196             6,225                    -            257,788
Intercompany accounts                          (103,316)         54,603            48,713                    -                  -
Long-term deferred compensation
    liabilities and other                             -           5,728             6,613                    -             12,341
                                      -------------------- ----------------  ----------------   ----------------  ------------------
     Total liabilities                          145,296         236,628           149,210                    -            531,134

Minority interests                                    -               -             1,123                    -              1,123
Redeemable Series A Preferred Stock              36,000               -                 -                    -             36,000
Shareholders' equity (deficit)                   11,917         175,304            36,685             (241,007)           (17,101)
                                      -------------------- ----------------  ----------------   ----------------  ------------------
       Total liabilities and
       shareholders' equity (deficit)      $    193,213     $   411,932        $  187,018          $  (241,007)      $    551,156
                                      ==================== ================  ================   ================  ==================

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)

10.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              as of January 2, 2000

                                           MSXI          GUARANTOR       NON-GUARANTOR                            MSXI
                                         (ISSUER)      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                       -------------  ----------------  ----------------  ----------------   ----------------
ASSETS

Current assets:
   Cash and cash equivalents               $      -          $    873          $  6,006        $       -         $     6,879
   Accounts receivable, net                       -           182,380           124,598                -             306,978
   Inventory                                      -             2,237             1,896                -               4,133
   Prepaid expenses and other assets            389             4,493             3,620                -               8,502
   Deferred income taxes, net                     -             1,112             1,313                -               2,425
                                       -------------  ----------------  ----------------  ----------------   ----------------
     Total current assets                       389           191,095           137,433                -             328,917

Property and equipment, net                       -            22,126            19,471                -              41,597
Goodwill and other intangibles, net               -           101,912            20,854                -             122,766
Investment in subsidiaries                  169,110            34,727             9,485         (203,837)              9,485
Other assets                                  7,397             4,997               537                -              12,931
Deferred income taxes, net                        -             5,779             2,715                -               8,494
                                       -------------  ----------------  ----------------  ----------------   ----------------
     Total assets                          $176,896          $360,636          $190,495        $(203,837)        $   524,190
                                       =============  ================  ================  ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable and current portion
     of long-term debt                     $  3,500          $      -          $  9,790        $       -           $  13,290
   Accounts payable and drafts                    -            93,374            68,599                -             161,973
   Accrued liabilities                      (4,716)            74,954            19,184              (33)             89,389
                                       -------------  ----------------  ----------------  ----------------   ----------------
     Total current liabilities              (1,216)           168,328            97,573              (33)            264,652

Long-term debt                              217,750                 -            14,806                -             232,556
Intercompany accounts                      (84,076)            39,020            45,056                -                   -
Long-term deferred compensation
    liabilities and other                         -             4,402             6,873                -              11,275
                                       -------------  ----------------  ----------------  ----------------   ----------------
     Total liabilities                      132,458           211,750           164,308              (33)            508,483

Minority interests                                -                 -               286                -                 286
Redeemable Series A Preferred Stock          36,000                 -                 -                -              36,000
Shareholders' equity (deficit)                8,438           148,886            25,901         (203,804)            (20,579)
                                       -------------  ----------------  ----------------  ----------------   ----------------
     Total liabilities and
       shareholders'
       equity (deficit)                    $176,896          $360,636          $190,495        $(203,837)          $ 524,190
                                       =============  ================  ================  ================   ================

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)

10.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
       For the fiscal quarters ended October 1, 2000 and October 3, 1999

                                                  MSXI           GUARANTOR      NON-GUARANTOR                           MSXI
                                                (ISSUER)        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                              -------------    ---------------  ---------------  ---------------   ----------------
FISCAL QUARTER ENDED OCTOBER 1, 2000:

Net sales                                        $       -         $ 160,986        $ 100,049        $ (4,303)        $ 256,732
Cost of sales                                            -           136,624           87,973          (4,303)          220,294
                                              -------------    ---------------  ---------------  ---------------   ----------------
     Gross profit                                        -            24,362           12,076               -            36,438
Selling, general and administrative expenses             -            14,404            5,804               -            20,208
Amortization of goodwill and other intangibles           -             1,114              449               -             1,563
                                              -------------    ---------------  ---------------  ---------------   ----------------
     Operating income                                    -             8,844            5,823               -            14,667
Interest income (expense), net                     (7,330)               548             (924)              -            (7,706)
                                              -------------    ---------------  ---------------  ---------------   ----------------
     Income (loss) before income taxes,
        minority interests, and equity in net
        losses of affiliates                       (7,330)             9,392            4,899               -             6,961
Income tax provision (benefit)                     (2,792)             4,396            1,459               -             3,063
Minority interests and equity in net
    losses of affiliates, net of taxes               8,230             3,234             (206)        (11,464)             (206)
                                              -------------    ---------------  ---------------  ---------------   ----------------

     Net income                                  $   3,692         $   8,230        $   3,234        $(11,464)        $   3,692
                                              =============    ===============  ===============  ===============   ================



FISCAL QUARTER ENDED OCTOBER 3, 1999:

Net sales                                        $        -        $ 145,890        $  55,512        $ (5,928)        $  195,474
Cost of sales                                             -          125,620           49,091          (5,928)           168,783
                                               -------------   ---------------  ---------------  ---------------   ----------------
     Gross profit                                         -           20,270            6,421               -             26,691
Selling, general and administrative expenses              -            9,961            5,242               -             15,203
Amortization of goodwill and other intangibles            -              753               52               -                805
                                               -------------   ---------------  ---------------  ---------------   ----------------
     Operating income                                     -            9,556            1,127               -             10,683
Interest income (expense), net                       (5,200)             230             (673)              -             (5,643)
                                               -------------   ---------------  ---------------  ---------------   ----------------
     Income (loss) before income taxes,
        minority interests, and equity in net
        losses of affiliates                         (5,200)           9,786              454               -              5,040
Income tax provision (benefit)                       (1,968)           3,596              333               -              1,961
Minority interests and equity in net
    losses of affiliates, net of taxes                6,311              121                -          (6,432)                 -
                                               -------------   ---------------  ---------------  ---------------   ----------------

     Net income                                  $    3,079        $   6,311        $     121        $ (6,432)        $    3,079
                                               =============   ===============  ===============  ===============   ================

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)

10.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
      For the fiscal nine months ended October 1, 2000 and October 3, 1999

                                                    MSXI           GUARANTOR      NON-GUARANTOR                           MSXI
                                                  (ISSUER)        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                --------------   ---------------  ---------------  ----------------  ---------------
FISCAL NINE MONTHS ENDED OCTOBER 1, 2000:

Net sales                                        $         -          $492,515         $293,787        $(12,093)          $774,209
Cost of sales                                              -           417,558          258,547         (12,093)           664,012
                                                --------------   ---------------  ---------------  ----------------  ---------------
     Gross profit                                          -            74,957           35,240               -            110,197
Selling, general and administrative expenses               -            43,310           18,627               -             61,937
Amortization of goodwill and other intangibles             -             3,094              969               -              4,063
                                                --------------   ---------------  ---------------  ----------------  ---------------
       Operating income                                    -            28,553           15,644               -             44,197
Interest income (expense), net                       (21,092)            1,382           (2,566)              -            (22,276)
                                                --------------   ---------------  ---------------  ----------------  ---------------
     Income (loss) before income taxes,
        minority interests, and equity in net
        losses of affiliates                         (21,092)           29,935           13,078               -             21,921
Income tax provision (benefit)                        (7,719)           12,189            4,743               -              9,213
Minority interests and equity in net
    losses of affiliates, net of taxes                25,409             7,663             (672)        (33,072)              (672)
                                                --------------   ---------------  ---------------  ----------------  ---------------

     Net income                                      $12,036          $ 25,409         $  7,663        $(33,072)          $ 12,036
                                                ==============   ===============  ===============  ================  ===============



FISCAL NINE MONTHS ENDED OCTOBER 3, 1999:

Net sales                                          $       -          $415,234         $164,336        $ (9,628)          $569,942
Cost of sales                                              -           359,605          142,683          (9,628)           492,660
                                                --------------   ---------------  ---------------  ----------------  ---------------
     Gross profit                                          -            55,629           21,653               -             77,282
Selling, general and administrative expenses               -            30,379           15,131               -             45,510
Amortization of goodwill and other intangibles             -             2,044              107               -              2,151
                                                --------------   ---------------  ---------------  ----------------  ---------------
     Operating income                                      -            23,206            6,415               -             29,621
Interest income (expense), net                       (14,361)              746           (1,734)              -            (15,349)
                                                --------------   ---------------  ---------------  ----------------  ---------------
     Income (loss) before income taxes,
        minority interests, and equity in net
        losses of affiliates                         (14,361)           23,952            4,681               -             14,272
Income tax provision (benefit)                        (5,024)            8,782            1,920               -              5,678
Minority interests and equity in net
    losses of affiliates, net of taxes                17,931             2,761                -         (20,692)                 -
                                                --------------   ---------------  ---------------  ----------------  ---------------

     Net income                                      $ 8,594          $ 17,931         $  2,761        $(20,692)         $   8,594
                                                ==============   ===============  ===============  ================  ===============

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)

10.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                for the fiscal nine months ended October 1, 2000

                                                     MSXI          GUARANTOR     NON-GUARANTOR                         MSXI
                                                   (ISSUER)      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 -------------   --------------  --------------   --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                 $(13,373)       $17,746           $7,663     $          -          $12,036
   Equity in earnings of wholly-owned
     subsidiaries                                      25,409          7,663                -          (33,072)               -
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                         -          7,297            5,584                -           12,881
       Amortization                                       802          3,094              969                -            4,865
       Deferred taxes                                       -          3,990              964                -            4,954
       (Gain) loss on sale/disposal of property
         and equipment                                      -           (213)               9                -             (204)
       (Increase) decrease in receivables, net           (121)       (17,148)          27,542                -           10,273
       (Increase) decrease in inventory                     -             11              243                -              254
       (Increase) decrease in prepaid expenses
         and other assets                                  95         (1,610)            (982)               -           (2,497)
       Increase (decrease) in current liabilities       7,087          9,102          (14,237)              33            1,985
       Other, net                                           -            755             (213)               -              542
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash provided by operating activities              19,899         30,687           27,542          (33,039)          45,089
                                                 --------------  --------------  --------------   ---------------  --------------

 Cash flows from investing activities:
   Capital expenditures                                     -         (5,036)          (7,650)               -          (12,686)
   Acquisition of businesses, net of cash
     received                                               -        (41,589)         (19,059)               -          (60,648)
   Proceeds from sale/disposal of property and
     equipment                                              -          2,191              108                -            2,299
   Other investing, net                                     -            610                -                -              610
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash used for investing activities                      -        (43,824)         (26,601)               -          (70,425)
                                                 --------------  --------------  --------------   ---------------  --------------

Cash flows from financing activities:
   Intercompany                                       (19,239)        15,601            3,638                -                -
   Investment in subsidiaries                         (16,851)       (10,902)          10,587           17,166                -
   Proceeds from issuance of debt                      25,000              -                -                -           25,000
   Repayment of debt                                   (2,812)           (44)               -                -           (2,856)
   Debt issuance costs                                   (243)             -                -                -             (243)
   Changes in revolving debt                            2,804         10,196           (9,201)               -            3,799
   Changes in book overdraft                                -          6,211           (3,156)               -            3,055
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash provided by (used for) financing
  activities                                          (11,341)        21,062            1,868           17,166           28,755
                                                 --------------  --------------  --------------   ---------------  --------------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                (8,558)        (8,558)          (5,220)          15,873           (6,463)
                                                 --------------  --------------  --------------   ---------------  --------------

Cash and cash equivalents:
   Decrease for the period                                  -           (633)          (2,411)               -           (3,044)
   Balance, beginning of period                             -            873            6,006                -            6,879
                                                 --------------  --------------  --------------   ---------------  --------------
   Balance, end of period                         $         -       $    240          $ 3,595      $         -         $  3,835
                                                 ==============  ==============  ==============   ===============  ==============

                             MSX INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE STATED)

10.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES: - CONTINUED

                             MSX INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                for the fiscal nine months ended October 3, 1999

                                                     MSXI          GUARANTOR     NON-GUARANTOR                         MSXI
                                                   (ISSUER)      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 -------------   --------------  --------------   --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                 $ (9,337)       $ 15,170       $  2,761        $        -         $  8,594
   Equity in earnings of wholly-owned
     subsidiaries                                      17,931           2,761              -           (20,692)               -
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                         -           6,767          3,346                 -           10,113
       Amortization                                       475           2,044            107                 -            2,626
       Deferred taxes                                    (161)          2,109         (1,545)                -              403
       Loss on sale/disposal of property and
         equipment                                          -               -              -                 -                -
       (Increase) decrease in receivables, net              -         (26,510)        (1,479)                -          (27,989)
       (Increase) decrease in inventory                     -             227              9                 -              236
       (Increase) decrease in prepaid expenses
         and other assets                                  91          (1,687)        (2,695)                -           (4,291)
       Increase (decrease) in current liabilities      (6,374)         26,402         11,180                 -           31,208
       Other, net                                           -            (134)          (386)              (31)            (551)
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash provided by operating activities               2,625          27,149         11,298           (20,723)          20,349
                                                 --------------  --------------  --------------   ---------------  --------------

 Cash flows from investing activities:
   Capital expenditures                                     -          (5,643)        (6,048)                -          (11,691)
   Acquisition of businesses, net of cash
   received                                                 -         (38,695)        (6,296)                -          (44,991)
   Proceeds from sale/disposal of property and
     equipment                                              -          15,627            187                 -           15,814
   Other investing, net                                     -          (1,156)             -                 -           (1,156)
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash used for investing activities                      -         (29,867)       (12,157)                -          (42,024)
                                                 --------------  --------------  --------------   ---------------  --------------

Cash flows from financing activities:
   Intercompany                                       (18,933)         21,284         (2,382)               31                -
   Investment in subsidiaries                         (14,878)         (1,172)            42            16,008                -
   Proceeds from issuance of debt                      27,632               -              -                 -           27,632
   Debt issuance costs                                      -               -              -                 -                -
   Changes in revolving debt                            6,486            (142)         8,703                 -           15,047
   Changes in book overdraft                                -           2,572         (1,801)                -              771
   Payment of contractual acquisition obligation            -         (15,000)             -                 -          (15,000)
   Sale of Common Stock                                   120               -              -                 -              120
                                                 --------------  --------------  --------------   ---------------  --------------
Net cash provided by financing activities                 427           7,542          4,562            16,039           28,570
                                                 --------------  --------------  --------------   ---------------  --------------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                (3,052)         (1,635)        (2,015)            4,684           (2,018)
                                                 --------------  --------------  --------------   ---------------  --------------

Cash and cash equivalents:
   Increase for the period                                  -           3,189          1,688                 -            4,877
   Balance, beginning of period                             -           1,690          2,558                 -            4,248
                                                 --------------  --------------  --------------   ---------------  --------------
   Balance, end of period                          $        -       $   4,879       $  4,246          $      -         $  9,125
                                                 ==============  ==============  ==============   ===============  ==============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES

         Consolidated net sales increased $61.2 million, or 31.3%, from $195.5 million for the third quarter of fiscal 1999 to $256.7 million for the third quarter of fiscal 2000. For the first nine months of fiscal 2000, sales totaled $774.2 million compared to $569.9 million in fiscal 1999, an increase of $204.3 million, or 35.8%. The increase in consolidated net sales resulted from both internal growth from existing businesses (businesses owned by MSXI during all periods presented) and incremental sales from acquired businesses. The increases in net sales are comprised of:

                             QUARTER                           NINE MONTHS
                              ENDED               %               ENDED              %
 INCREASE FROM            OCTOBER 1, 2000     INCREASEE      OCTOBER 1, 2000      INCREASE
 -------------------     -----------------   -----------    -----------------    ----------
                                               (dollars in thousands)
 Internal growth                  $12,693           6.5%             $54,870           9.6%
 Acquired businesses               48,565          24.8%             149,397          26.2%
                         ----------------    -----------     ---------------     ----------
         Total                    $61,258          31.3%            $204,267          35.8%
                         ================    ===========     ===============     ==========

         All of our service lines continued to grow sales volume of existing businesses while generating incremental sales from businesses acquired during 1999 and 2000. Overall, sales generated by existing businesses were negatively impacted by the softening of foreign currency exchange rates in many of the countries in which we operate. The net impact of foreign currency exchange fluctuations during the third quarter of fiscal 2000 was to reduce net sales by about $4.6 million, or 2.4% compared to 1999. The year-to-date impact of foreign currency exchange fluctuations during fiscal 2000 was to reduce net sales by about $9.7 million, or 1.7% compared to 1999. Before the impact of foreign exchange fluctuations, net sales from existing businesses increased about 8.9% for the third quarter of fiscal 2000 and 11.3% for the first nine months of fiscal 2000 compared to 1999.

         Sales of our engineering services for the third quarter of fiscal 2000 increased $7.9 million, or 6.0%, before the impact of acquisitions, compared to the third quarter of 1999. For the first nine months of 2000, sales of our engineering services increased $40.3 million, or 10.5%, before the impact of acquisitions, compared to 1999. The improvements primarily reflect increased demand for design and engineering services in North America. Sales of our IT and professional staffing services for the third quarter of fiscal 2000 increased $4.6 million, or 21.4%, before the impact of acquisitions, compared to the third quarter of 1999. For the first nine months of 2000, sales of our IT and professional staffing services increased $9.6 million, or 16.7%, before the impact of acquisitions, compared to 1999. The internal growth reflects improved IT staffing volumes with non-automotive customers in North America. Sales of our business and technology services for the third quarter of 2000 improved $0.2 million, or 0.6%, before the impact of acquisitions, compared to 1999. For the first nine months of 2000, sales of our business and technology services increased $5.0 million, or 3.8%, before the impact of acquisitions, compared to 1999. As a result of our acquisitions and growth of existing businesses, sales to non-automotive customers increased to 20.3% of total sales for the first nine months of fiscal 2000, compared to 10.8% for the first nine months of fiscal 1999. This increase reflects our continued efforts to diversify our customer base.

          OPERATING INCOME

          Our consolidated operating income and increases in operating income for the periods presented were:

                                  OCTOBER 1,        OCTOBER 3,                INCREASE
                                                                       -----------------------
                                     2000              1999                $           %
                                 -------------     --------------      ----------- -----------
                                                    (dollars in thousands)
Fiscal Quarter:
     Operating income                 $14,667            $10,683           $3,984       37.3%
     % of net sales                      5.7%               5.5%              n/a         n/a
Fiscal Nine Months:
     Operating income                 $44,197            $29,621          $14,576       49.2%
     % of net sales                      5.7%               5.2%              n/a         n/a

         Overall, operating income increased during the third quarter of fiscal 2000 due to the improved performance of our existing businesses and the accretive impact of businesses acquired during 1999 and the first nine months of 2000. Operating income generated by existing businesses during 2000 increased $1.8 million, or 17.2%, for the third quarter and $6.6 million, or 22.3%, for the first nine months compared to 1999. Declines in foreign currency exchange rates during fiscal 2000, caused a net reduction in operating income of about $0.3 million for both the quarter and nine months ended October 1, 2000 compared to fiscal 1999. Gross profit, as a percentage of sales, was 14.2% for both the quarter and nine months ended October 1, 2000, compared to 13.7% and 13.6% for the quarter and nine months ended October 3, 1999, respectively. The improvement in gross profit reflects increased sales volumes by existing businesses in North America and the impact of cost reduction efforts in our European operations. Selling, general and administrative expenses, as a percentage of net sales, were 7.9% for the third quarter of fiscal 2000, compared to 7.8% for the third quarter of fiscal 1999. On a year-to-date basis, selling, general and administrative costs were 8.0% of net sales during both 1999 and 2000.

          INTEREST EXPENSE

          Interest expense increased from $5.6 million during the third quarter of fiscal 1999 to $7.7 million for the third quarter of 2000. For the first nine months of fiscal 2000, interest expense was $22.3 million compared to $15.3 million in 1999, an increase of $7.0 million. The increases reflect the impact of incremental average borrowings outstanding during fiscal 2000 to fund acquisitions and increases in the floating rates of interest on a portion of our debt outstanding.

           NET INCOME

          For the third quarter of fiscal 2000, net income increased $0.6 million, or 19.9%, from $3.1 million in 1999, to $3.7 million in 2000. Net income for the first nine months of 2000 increased $3.4 million, or 40.1%, from $8.6 million in 1999 to $12.0 million in 2000. Improvements in operating income during the third quarter of 2000 were partially offset by increased interest expense, minority interest, and equity in net losses of affiliates. Minority interest and equity in net losses of affiliates primarily represent the portion of Satiz S.r.1. earnings, which was acquired on December 31, 1999, attributable to the minority owner and equity in the net losses of CADFORM-MSX Engineering GmbH. For the third quarter of 2000, our effective tax rate was 44.0%, compared to 38.9% in the third quarter of 1999. For the first nine months of 2000, our effective tax rate was 42.0%, compared to 39.8% in the first nine months of 1999. The year-to-date increase in our effective income tax rate reflects an increase in the ratio of non-deductible expenses to pretax income primarily related to acquisition activity.

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

         Operating Activities. Cash generated from operating activities was $45.1 million during the first nine months of fiscal 2000. This compares to cash provided by operating activities of $20.3 million for the first nine months of fiscal 1999. Cash from operations during the first nine months of fiscal 2000 includes significant improvement in accounts receivable collections resulting from the transition of Satiz S.r.l. into our cash management system. This reduction in Satiz accounts receivable resulted in a one-time improvement in cash from operations of about $12 million during the first nine months of fiscal 2000. Excluding the one-time Satiz improvement, cash provided by operations was about $33.1 million for the first nine months of 2000, which represents a 63% increase over the comparable period in 1999. The increase in cash from operations reflects improvements in our managed working capital along with increased earnings before depreciation and amortization.

         Investing Activities. Net cash used for investing activities increased $28.4 million, from $42.0 million for the first nine months of fiscal 1999, to $70.4 million for the first nine months of fiscal 2000. This included an increase in cash used for business acquisitions of $15.7 million and an increase of $1.0 million in capital expenditures. Cash used to acquire businesses primarily relates to the acquisition of the professional staffing operations of Corporate Staffing Resources, Inc. during February 2000, the acquisition of the remaining 70% interest in QR Quandoccorre S.r.1. and Quandoccorre Interinale S.p.A. effective January 3, 2000, and the payment of contingent consideration related to certain prior acquisitions. For additional information on these acquisitions, see Note 2 of our consolidated financial statements. Capital expenditures increased due to the increased volume of engineering services and other contracts which required initial investments during the first nine months of 2000 and the impact of acquired businesses.

         Proceeds from the sale/disposal of property include a sale-leaseback transaction during fiscal 1999 and the sale of certain non-core business assets during fiscal 2000. During the third quarter of fiscal 1999, we entered into a sale-leaseback transaction related to property and facilities acquired as part of the MegaTech Engineering, Inc. acquisition in December 1998. The sale proceeds of $15 million were used to settle a contractual obligation related to the acquisition of MegaTech. During the third quarter of fiscal 2000, we sold certain non-core assets, primarily real estate and equipment, associated with our offset printing businesses.

         Financing Activities. Net cash provided by financing activities increased $0.2 million from $28.6 million for the first nine months of fiscal 1999, to $28.8 million for the first nine months of fiscal 2000. Our increased financing requirements were primarily met with strong operating cash flows generated during the first nine months of fiscal 2000. Additional borrowings were used to support the acquisition of businesses and included the issuance of an additional $25 million in term notes as discussed below. Cash provided by financing activities during 1999 included the payment of a $15 million contractual acquisition obligation related to the December 1998 MegaTech acquisition as discussed above.

         AVAILABLE FINANCING SOURCES

         During the first quarter of 2000, the seven-year institutional term note, with principal outstanding of $50 million as of January 2, 2000, was increased to $75 million pursuant the terms of our amended and restated credit facility. Upon completion of the syndication of the credit facility, our total borrowing capacity increased to $205 million. Proceeds from the additional term debt were used to repay amounts outstanding under the revolving credit portion of our credit facility. As of October 1, 2000, $66.5 million was available for potential future borrowings under the revolving credit portion of our amended and restated credit facility.

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

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         MSXI has significant operations outside of the United States that are subject to foreign currency exchange risks. To date, the majority of our exposure has been naturally hedged since our foreign operation's revenues and operating costs are typically denominated in the same currency. We may periodically hedge specific transactions or obligations in non-functional currencies in order to mitigate any additional risk. However, we will not enter into financial instruments for trading or speculative purposes.


RECENT DEVELOPMENTS

         On July 31, 2000, we entered into an agreement to acquire a substantial equity interest in Prototipo Holding B.V., subject to certain closing conditions. The agreement was subsequently modified due to Prototipo's inability to meet certain conditions required by the original agreement. The modified agreements, upon execution, will result in a small minority investment in Prototipo and a technical cooperation agreement. As a result, an amendment to our credit facility, which was expected to be effective concurrent with the original closing, did not become effective. Prototipo has operations in Europe and Brazil and provides testing, prototyping, styling and other development services for transportation and industrial manufacturing customers, including automotive, truck, and tire manufacturers.

FORWARD - LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, MSXI's leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, MSXI's ability to recruit and place qualified personnel, risks associated with its acquisition strategy, and employment liability risk.



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


Date:  November 14, 2000


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