Form 10-K405
period 2000-12-31
MSX INTERNATIONAL INC
filed 2001-03-09
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________.

Commission File Number: 333-49821

MSX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3323099

(State or other jurisdiction	(I.R.S. Employer Identification No.)

of incorporation or organization)

275 Rex Boulevard, Auburn Hills, Michigan	48326

(Address of principal executive offices)	(Zip Code)

(248) 299-1000
(Registrant’s telephone number, including area code)

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

Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

None of the registrant’s common stock is held by non-affiliates of the registrant.

Number of shares outstanding of each of the registrant’s classes of common stock at March 1, 2001:
           20,080,800 shares of Class A Common Stock, $0.01 par value.

Part I
1. Business.
2. Properties.
3. Legal Proceedings.
4. Submission of Matters to a Vote of Security Holders.
Part II
5. Market for Registrant's Common Equity and Related Stockholder Matters.
6. Selected Financial Data.
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
7A. Quantitative and Qualitative Disclosures about Market Risk.
8. Financial Statements and Supplementary Data.
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
10. Directors and Executive Officers of the Registrant.
11. Executive Compensation.
12. Security Ownership of Certain Beneficial Owners and Management.
13. Certain Relationships and Related Transactions.
Part IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
Signatures
Amended and Restated Certificate of Incorporation
Amended and Restated Stockholders' Agreement
Amended and Restated Registration Rights Agreement
MSX International, Inc. 2000 Stock Option Plan
Statement re: Computation of Ratio of Earnings
Subsidiaries of the Company

PART I

Item 1. Business.

      General

      MSX International, Inc. (“MSXI”), headquartered in Auburn Hills, Michigan, is a leading, global provider of technology-driven business services that enable customers to significantly improve their competitive advantage. We are a single source provider of a broad range of complementary business services provided at both our facilities and those of our customers. With both scalable and customized solutions, we assist customers in four complementary areas of service to support their product life-cycle management and business performance support requirements. These are collaborative engineering, quality relationship management, human capital management, and third party procurement.

      Since our formation, we have grown through both internal development and complementary acquisitions that have expanded our geographic and customer reach, increased our technical service capabilities and leveraged our corporate services. We have increased our market penetration of existing customers and the global automotive market, while expanding further into non-automotive markets. A strategic imperative is to expand our customer base beyond the transportation industry to demonstrate the universal applicability of our business services. Sales to non-automotive customers accounted for 20.7% of our net sales in fiscal 2000 compared to 11.3% in fiscal 1999.

      As of December 31, 2000, we employ more than 14,000 professional staff at 117 operating locations in 23 countries.

      Services Lines and Product Offerings

      We classify our services into three categories: engineering services, information technology (“IT”) and professional staffing services, and business and technology services. The following table sets forth, for the three fiscal years ended December 31, 2000, the net sales of each of our three service lines.

	Fiscal Year Ended

	January 3,	January 2,	December 31,
	1999	2000	2000

	(in thousands)
Engineering Services	$368,165	$504,893	$564,505

IT and Professional Staffing Services	8,101	84,210	188,693

Business & Technology Services	157,676	170,739	282,025

Total net sales	$533,942	$759,842	$1,035,223

      By leveraging competencies from each of our service lines, we are positioned to compete in large and growing areas of the global economy. Our scalable solutions and customized offerings are adapted to customer needs that have emerged in recent years due to the convergence of digital communication technologies and business process improvement initiatives. Our net sales are based principally on fees charged for resources provided to support development, manufacturing and distribution of customer products and services. Our customers are increasingly relying on outside vendors with combined technical and service resources to provide them with these essential services, allowing them to improve operating efficiency by focusing on core competencies.

      Our domestic and foreign markets are highly competitive. In some cases, our global competitors include a number of other well-established vendors, as well as customers with their own internal capabilities. Although a number of companies of varying size compete with us, no single competitor is substantially in competition with respect to all of our services. The following is a summary of each of our three service lines.

      Engineering Services

      We provide a complete range of vehicle engineering services covering all phases of the product life-cycle. These services address customer demand for collaborative engineering and quality relationship management. Our services, which are provided at both our facilities and our customers’ facilities, include computer-aided design and engineering, product and manufacturing engineering, assembly tooling, program management, engineering training through MSX International University and specialty vehicle support for the marketing programs of original equipment manufacturers (“OEMs”) and for non-automotive vehicle applications. We are a worldwide leader in automotive technical staffing, providing engineers, designers and technicians on a contract basis to support our customers’ product development efforts. As of January 2001, about $436 million of our engineering services sales are either “booked” or recurring based on long-term relationships, compared to approximately $389 million in January 2000.

      Competition among engineering services vendors is based on the types of individual and bundled services offered and by the location of customers. The basis of competition includes the size of competing firms, global capability, relevant experience, prior relationships with customers and price. In the United States, we compete with Modern Engineering (a subsidiary of CDI), Rapid Design Services, Inc., Roush Industries, Inc., and Defiance, among others. European competition includes Bertrandt, Rucker, Engineering & Design AG and Hawtal Whiting.

      IT and Professional Staffing Services

      A principal element of our human capital management capability is our IT and professional staffing service offering. We provide skilled information technology and other professionals to a wide variety of industries for both short and long-term assignments with international delivery, recruiting and training capability. Our staffing capabilities include: computer operators, database specialists, network administrators and specialists, PC support staff, software engineers, systems analysts and administrators, and technical support specialists.

      We supply outsourced IT and professional staffing based on our ability to identify, match and provide high quality personnel on an efficient basis and at a competitive price. We manage and compete with many companies in the technical staffing industry, which is highly competitive, fragmented, and has limited barriers to entry. We use a variety of resources and techniques to support our recruiting capability, including support of a proprietary web-enabled recruiting system, licenses with web exchanges, internal training through MSX International University, international sourcing, and competitive benchmarking of compensation and benefits. Our competitors in staffing services include Adecco International, CDI, Keane, kforce, iGate Capital, TechAid, Manpower, Kelly Services Technical, Olsten, Randstad (in Europe only), Volt, and numerous regional information technology staffing firms. Other indirect competitors include Monster.com (a subsidiary of TMP Worldwide) and other internet-based staffing resources.

      Business & Technology Services

      We provide a broad range of technology-based business services in the areas of human capital management, third-party procurement and quality relationship management. These include commercial and technical publishing, purchasing support services, design and delivery of training programs, digital document and information storage and retrieval, domain expertise in development and hosting of web applications, marketing information processing, telephone support services such as hotline and customer assistance, process improvement implementation, and other services.

      Our purchasing support services provide web-enabled enterprise solutions, allowing customers to manage the procurement of staffing, training, consulting and other professional services. Sales from these services are reported net of billings from sub-suppliers (including other MSXI business units) for their services rendered. Our principal customer for purchasing support services is Ford Motor Company (“Ford”). We also provide technology solutions and administrative support to a minority-owned firm which supplies a large automotive supplier and in which we have a modest investment.

      There is a high degree of competition among suppliers of the outsourced business services we provide. In many cases, our principal competition is the customer’s in-house operations. For certain services, such as training, marketing fulfillment and digital imaging services, there are numerous outside competitors, many of whom presently have greater name recognition, marketing, financial and other resources than we do. Providers of vendor management systems that compete with our purchasing support services include Beeline.com (a division of Modis Professional Services, Inc.), Chimes (a division of Computer Horizons), Itiliti, White Amber, and professional service automation and enterprise workforce planning suppliers like Niku Corporation and Opus360 Corporation.

      Significant Customers and Supply Relationships

      We currently have sales to more than 800 customers. These include the major United States and European automotive OEMs and automotive suppliers. Ford, Fiat, S.p.A. (“Fiat”) DaimlerChrysler AG (“DaimlerChrysler”) and General Motors Corporation (“General Motors”), including their subsidiaries, together accounted for 65.0%, of our net sales for the fiscal year ended December 31, 2000.

A substantial portion of our sales to selected large customers was made pursuant to multi-year supply agreements and purchase orders with open terms. Although dependent on actual market demand, such agreements permit a degree of forward revenue visibility. They also allow us to expand existing customer relationships by providing cross-selling opportunities for our other product life-cycle management and business performance support services
      Sales to Ford were made pursuant to the Ford Master Vendor Agreement and the Ford Master Supply Agreement, which were entered into for five-year terms when we acquired Geometric Results, Inc. in August 1997. These agreements are subject to earlier termination in the event that we fail to satisfy certain standards of performance and competitiveness. To date, we have generally met or exceeded the standards of performance and competitiveness as required by the agreements. Both Ford and MSXI have agreed to negotiate in good faith to extend the term of the agreements for an additional five years beyond the initial five-year terms. Ford and MSXI have also agreed to maintain an advisory board comprised of executives from both companies to monitor and enhance the relationship between the companies.

      Sales to Fiat were made pursuant to purchase orders with Fiat’s principal manufacturing companies which were modified when we acquired Satiz S.r.l. in December 1999. These agreements were extended to five-year terms and include exclusivity provisions for selected services which are subject to agreed quality benchmarking procedures. Beginning January 1, 2001, the services are subject to annual price reductions based on the volume of sales.

      Sales to Johnson Controls, Inc. (“JCI”), a “top ten” customer, were made pursuant to a supply agreement that was executed when we acquired MegaTech Engineering, Inc. in December 1998. The five-year agreement designates MSXI as JCI’s exclusive supplier on a worldwide basis for specified engineering and design services. The agreement includes specific growth objectives, price benchmarking, an agreement to negotiate in 2003 to extend the agreement for an additional five years, and an advisory board of executives from both MSXI and JCI to support the relationship.

      We believe we have developed strong relationships with our customers and have a reputation for quality, reliability and service that has been recognized through Ford’s Q1 and DaimlerChrysler’s Pentastar awards. In addition, most of our operations are certified to the ISO 9001 or 9002 international quality standards, which requires a determination by an independent assessor that the operation is in compliance with a documented quality management system.

      Except as noted above, no material portion of our business is dependent upon any one customer or is subject to renegotiation of prices. In general, equipment and technologies required to support our service offerings are obtainable from various sources in the quantities desired.

      Global Capabilities

Our international presence is an important competitive advantage in winning and retaining new business and meeting the global sourcing, quality and engineering requirements of many of our customers. We believe we are the only company currently providing such a broad range of services to the automotive industry on a worldwide basis. We are currently providing services in 23 countries. Foreign operations are subject to political, monetary, economic and other risks associated with international businesses. For the fiscal year ended December 31, 2000, 33% of our net sales were generated outside of the United States. Our global capabilities have continued to grow and strengthen our product offerings as a result of acquisitions completed in recent years.

      We expanded our UK engineering and staffing services capabilities in 1998 through the acquisition of Gold Arrow Contract Services, Ltd. (“Gold Arrow”), an information technology and technical staffing company headquartered in Basildon, Essex, England. The Gold Arrow acquisition enhanced our ability to support UK customer requirements for technical staffing in the automotive, financial services, and other industries. Similarly, future joint-engineering service projects with our equity investee Cadform are expected to strengthen our positioning with German automotive manufacturers and their suppliers.

      We further expanded our presence in Europe during 1999 through the acquisition of 75% of the outstanding common stock of Satiz S.r.l., effective December 31, 1999, and the acquisition of QR Quandoccorre S.r.l. and Quandoccorre Interinale S.p.A., effective January 3, 2000. The acquisition of Satiz is complementary to several of our service offerings and gives us a platform for technical publishing services in Europe. The acquisition of the Quandoccorre companies provides us with a basis to expand our staffing services in Italy.

      The acquisition of Australian-based Radial Pacific Pty. Ltd. in December 2000 enhances our capabilities in Australia and strengthens our ability to support collaborative engineering opportunities across multiple time zones. Radial is a supplier of high technology engineering, design and associated services to Australia’s largest automotive and aerospace manufacturers, as well as component and tooling manufacturers internationally.

      Additional financial information concerning our geographical coverage is set forth in Note 16 to our consolidated financial statements included under Item 8 of this report.

      Organizational Development

      We made several key appointments to our executive team in 2000, including the appointment of Thomas Stallkamp as Vice Chairman and Chief Executive Officer. Other changes to our leadership were undertaken to enhance our responsiveness to key customers and to further commercialize our service offerings, especially to support the growth of our non-automotive customer base. Additional information on our executive officers appears in Item 10 of this report.

      The following table sets forth certain information regarding our employees by region as of December 31, 2000:

Number of
Region	Employees

North America	10,646

United Kingdom	1,151

Italy	1,443

Germany	337

Rest of Europe	325

Other	379

Total	14,281

      Of our 14,281 employees, about 190 employees in the United States are members of unions. We believe our current relations with our employees are good.

      We depend upon our ability to attract, retain and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the needs of customers. Competition for individuals with proven technical or professional skills is intense. We compete with other staffing companies, as well as customers and other employers for qualified personnel.

      We are committed to improving the professional development of our employees. In April 2000, we combined and expanded several existing training resources to launch MSX International University. This is a global learning resource that focuses on providing market-driven education to support both our internal needs and our customers’ strategic and operational training needs. The university uses web-based administration and embraces all forms of technologies and learning delivery methods. It delivers courses through two schools: the School of Technology and the School of Business and Leadership Education. It has also formed alliances with academic institutions in the United States, the United Kingdom and Germany which allow employees to pursue Bachelor of Science and Master of Science degrees in engineering and other technical disciplines.

      Formation and Growth through Acquisitions and Corporate Development

      MSXI is a holding company owned by Citicorp and certain members of management. MSXI was incorporated and owned by Citicorp Venture Capital, Ltd., MascoTech, Inc. (“MascoTech”), and management under the laws of Delaware in late 1996 to pursue growth opportunities in technology-driven engineering and business services. On November 28, 2000, MascoTech sold its equity interest in MSXI to a subsidiary of Citicorp. On the same date Citicorp Venture Capital, Ltd. sold its equity interest in MSXI to the same subsidiary.

      On January 3, 1997, we acquired (the “TSG Acquisition”) selected assets and operations of the former engineering and technical business service units of MascoTech Automotive Systems Group, Inc. (“MASG”) and MascoTech. Through the consummation of the TSG Acquisition, we also acquired (the “APX Acquisition”) the net assets of APX International (“APX”), which previously had been acquired by MASG as of November 6, 1996.

      Since our formation, corporate investments have complemented our internal growth. Specifically, we completed numerous strategic acquisitions, made two equity investments and participated in the formation of a minority-owned venture. These transactions have expanded our geographic coverage, our service offerings, and our reach to customers outside the automotive industry. These transactions have been pursued with the objective to maintain or improve our return on invested capital. As we pursue additional strategic acquisitions, alliances and other corporate development activities, we intend to continue to rationalize our cost structure through the elimination of redundant back office activities, operating facilities, management and administrative offices.

      Businesses acquired since January of 1997 include the following:

	MONTH		GEOGRAPHIC
NAME	ACQUIRED	SERVICES	COVERAGE	MARKETS

Geometric Results Incorporated	August 1997	Business and technology services	North America and Europe	Automotive

Gold Arrow Contract Services, Ltd.	August 1998	Information technology and technical staffing	United Kingdom, Northern Europe	Automotive, financial services and other commercial markets

Lexstra International, Inc.	October 1998	Information technology staffing	Mid-Atlantic Region	Financial services and other commercial markets

Lexus Temporaries, Inc.	October 1998	Network support staffing	Mid-Atlantic Region	Telecommunications

Pilot Computer Services, Inc.	December 1998	Information technology staffing	California	Government, health care and other commercial markets

MegaTech Engineering, Inc.	December 1998	Technical staffing and product development services	Michigan	Automotive original equipment manufacturers and suppliers

Rice Cohen International, Inc.	April 1999	Permanent staff placement	Mid-Atlantic Region	Selected services markets

Management Resources International, Inc.	June 1999	Training services and courseware in quality systems	Midwest	Quality systems

Chelsea Computer Consultants, Inc.	September 1999	Information technology staffing	Mid-Atlantic Region	Financial services, telecommunications and manufacturing

Satiz S.r.l.	December 1999	Commercial and technical publishing	Italy, Other Europe, Brazil	Automotive and original equipment manufacturers and suppliers

Quandoccorre Interinale S.p.A. and QR Quandoccorre S.r.l.	January 2000	Staffing and consulting services	Italy	Automotive and non-automotive manufacturing and other industries

Intranational Computer Consultants, Inc.	February 2000	Information technology consulting services	California	Financial services and non-automotive manufacturing

Programming Management & Systems, Inc.	February 2000	Information technology consulting services	Missouri	Financial services, telecommunications and non-automotive manufacturing

CMS Management Services	February 2000	Information technology, accounting and technical staffing	Mid-West Region	Services and non-automotive manufacturing

Ascend	February 2000	Information technology staffing and permanent placement	Mid-West Region	Financial and other services markets

Radial Pacific Pty Ltd.	December 2000	Engineering and design services	Australia	Automotive, aerospace and component manufacturers

      In addition to the above, during 1999 we acquired a 49% interest in CADFORM-MSX Engineering GmbH (formerly Cadform Engineering GmbH). Cadform is based in Homberg (Ohm), Germany and provides design and tooling services to the automotive industry. In October 2000, we invested in a certified minority provider of human capital management services to a large automotive supplier. We provide technology solutions and selected administrative support services to this company. In November 2000, we entered into a technical cooperation agreement with Prototipo Holding B.V. Prototipo has operations in Europe and Brazil and provides testing, prototyping, styling and other development services for transportation and industrial manufacturing customers, including automotive, truck, and tire manufacturers. In support of the relationship, we completed a modest minority investment in Prototipo.

      For additional information on acquisitions, including pro forma financial results, see Note 3 to our consolidated financial statements included under Item 8 of this report.

      Seasonality of our Business

      Our quarterly operating results are affected primarily by the number of billing days in the period and the seasonality of our customers’ businesses. Demand for some of our services has historically been lower during the year-end holidays.

      Environmental

      Compliance with foreign, federal, state and local environmental protection laws and regulations is not expected to result in material capital expenditures or have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.

      Patents and Trademarks

      We hold a number of United States and foreign patents, licenses, copyrights, tradenames and trademarks. Although we regard our intellectual property to be valuable, we do not believe that there is any reasonable likelihood of the loss of any rights that would have a material effect on our operating units, services or present business as a whole.

Item 2. Properties.

      The following table sets forth the number of facilities operated by region as of December 31, 2000. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and projected operating needs. Our facilities are utilized to provide all or any combination of our service offerings.

Number of
Region	Facilities

North America	63

United Kingdom	8

Italy	26

Germany	8

Rest of Europe	7

Other	5

Total	117

      All of our facilities are leased. We believe that the termination of any one lease would not have a material adverse affect on our business.

3. Legal Proceedings.

      We are involved in various proceedings incidental to the ordinary conduct of our business. We believe that none of these proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

4. Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of fiscal 2000 the following matters were ratified and approved by the consent of a majority of our stockholders in lieu of a stockholder meeting:

•	An amendment to the Restated Certificate of Incorporation of MSXI to increase (by a ratio of 200 to 1) the number of authorized shares of common stock, $0.01 par value per share, and to effectuate a 200 to 1 stock split on all common stock issued and outstanding.

•	The adoption of the MSX International 2000 Stock Option Plan.

•	The re-election of the Board of Directors in its entirety.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      MSXI is privately owned and there is no current public trading market for our equity securities. See “Item 12. Security Ownership of Certain Beneficial Owners and Management”. For further information related to ownership aspects of our common stock, see the discussion under “Amended and Restated Stockholders’ Agreement” contained under “Item 13. Certain Relationships and Related Transactions”.

      During 1998 and 1999, we completed offers to exchange new senior subordinated notes that had been registered under the Securities Act of 1933 for similar notes that had not been registered. We may not declare or pay any dividends or other distributions with respect to any common stock or other class or series of stock ranking junior to our Series A Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. See Note 10 to our consolidated financial statements included under Item 8 of this report.

Item 6. Selected Financial Data.

      The selected historical combined financial data as of and for the year ended December 31, 1996 has been derived from the audited historical combined financial statements of the technical business service units of MASG and MascoTech as of and for the periods then ended. The selected historical consolidated financial data as of and for the four fiscal years ended December 31, 2000 have been derived from the audited historical financial statements of MSXI. The selected financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended	Fiscal Year Ended (A)

	December 31,	December 28,	January 3,	January 2,	December 31,
	1996	1997	1999	2000	2000

	(dollars in thousands)
Statement of Operations Data:

Net sales	$228,260	$378,014	$533,942	$759,842	$1,035,223

Cost of sales	192,510	327,487	449,914	653,274	889,286

Gross profit	35,750	50,527	84,028	106,568	145,937

Selling, general and administrative expenses	27,750	37,983	59,083	65,082	83,238

Amortization of goodwill and other intangibles	—	892	1,690	3,156	5,583

Restructuring costs	—	2,000	—	—	—

Operating income	8,000	9,652	23,255	38,330	57,116

Interest and other expense, net	1,380	12,400	17,416	21,141	30,119

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	6,620	(2,748)	5,839	17,189	26,997

Income tax provision	2,800	225	3,068	6,995	11,340

Less minority interests and equity in net losses of affiliates, net of taxes	—	—	—	—	766

Net income (loss)	$3,820	$(2,973)	$2,771	$10,194	$14,891

Balance Sheet Data (at period end):

Cash and cash equivalents	$7,070	$11,575	$4,248	$6,879	$4,686

Receivables, net	58,860	178,938	208,451	306,978	321,733

Total assets	94,150	287,176	356,724	524,190	577,029

Total debt and capital lease obligations	4,200	153,246	185,081	245,924	266,859

Redeemable Series A Preferred Stock	—	36,000	36,000	36,000	36,000

Shareholders’ equity (deficit)	69,450	(26,364)	(26,105)	(20,579)	(15,462)

Other Data:

EBITDA (B)	$14,480	$22,379	$40,152	$60,803	$85,293

Capital Expenditures	4,840	11,518	11,559	16,692	18,168

Depreciation and amortization	4,970	9,859	14,109	17,535	23,587

Ratio of earnings to fixed charges (C)	3.1x	—	1.2x	1.6x	1.7x

(A)	Beginning in 1997, MSXI adopted a 52-53 week fiscal year, which ends on the Sunday nearest December 31.
(B)	EBITDA represents income (loss) before income taxes, minority interests and equity in net losses of affiliates plus net interest and other expense, depreciation, amortization, and Michigan Single Business Tax and similar taxes. EBITDA is presented as additional information because management believes it to be a useful indicator of the company’s ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles).
(C)	For purposes of computing the ratio of earnings to fixed charges, earnings represent net income (loss) before income taxes and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases and amortization of deferred financing costs. For the fiscal year ended December 28, 1997, earnings were inadequate to cover fixed charges by approximately $2.7 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      The following analysis of our results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and the related notes thereto included under Item 8 of this report. The results of operations for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 include the results of operations of acquired companies from the effective date of their acquisition. As a result, our financial performance for each fiscal year is not directly comparable without taking into account the impact of acquisitions.

Results of Operations

      Fiscal Year Ended December 31, 2000 Compared with the Fiscal Year Ended January 2, 2000

      Net Sales. Consolidated net sales increased $275.4 million, or 36.2%, from $759.8 million in fiscal 1999 to $1,035.2 million in fiscal 2000. The increase in consolidated net sales resulted from both internal growth from existing businesses and incremental sales from acquired businesses. The total increase in net sales is comprised of:

	Fiscal Year
	Ended	%
Increase From	December 31, 2000	Increase

	(dollars in thousands)
Internal growth	$77,575	10.2%

Acquired businesses	197,806	26.0%

Total	$275,381	36.2%

      All of our service lines continued to grow sales volume of existing businesses while generating incremental sales from businesses acquired during 1999 and 2000. Overall, sales generated by existing businesses during fiscal 2000 were negatively impacted by the softening of foreign currency exchange rates in many of the countries in which we operate. The net impact of foreign currency exchange rate fluctuations during fiscal 2000 was to reduce net sales by about $16.3 million, or 2.1%, compared to 1999. Before the impact of foreign exchange rate fluctuations, net sales from existing businesses increased about 12.3% during fiscal 2000 compared to 1999.

      Sales of our engineering services during fiscal 2000 increased $57.6 million, or 11.5%, before the impact of acquisitions, compared to fiscal 1999. The improvement primarily reflects increased demand for design and engineering services in North America. Sales of our IT and professional staffing services during fiscal 2000 increased $12.5 million, or 14.9%, before the impact of acquisitions, compared to the fiscal 1999. The internal growth reflects improved IT staffing volumes with non-automotive customers in North America. Sales of our business and technology services during fiscal 2000 improved $7.5 million, or 4.4%, before the impact of acquisitions, compared to fiscal 1999. As a result of our acquisitions and the growth of existing businesses, sales to non-automotive customers increased to 20.7% of total fiscal 2000 sales compared to 11.3% during fiscal 1999. This increase reflects our continued efforts to diversify our customer base.

      Operating Income. Our consolidated operating income and changes in operating income for the fiscal years ended December 31, 2000 and January 2, 2000 were:

	Fiscal Year Ended

	December 31,	January 2,	Increase
	2000	2000	$	%

	(dollars in thousands)
Operating income	$57,116	$38,330	$18,786	49.0%

% of net sales	5.5%	5.0%	n/a	n/a

      Overall, operating income increased during fiscal 2000 due to the improved performance of our existing businesses and the accretive impact of businesses acquired during 1999 and 2000. Operating income generated by existing businesses during 2000 increased $8.8 million, or 23.0%, compared to 1999. Declines in foreign currency exchange rates during fiscal 2000 caused a net reduction in operating income of about $0.5 million compared to fiscal 1999. Gross profit increased $39.4 million, or 36.9%, compared to 1999. Gross profit, as a percentage of sales, improved slightly from 14.0% in fiscal 1999 to 14.1% in fiscal 2000. The improvement in gross profit reflects increased sales volumes by existing businesses in North America and the impact of cost reduction efforts in our European operations. Selling, general and administrative expenses, as a percentage of net sales, were 8.0% during fiscal 2000, compared to 8.6% during fiscal 1999. The improvement reflects the continued consolidation of administrative services resulting from the successful integration of acquired companies.

      Interest Expense. Interest expense increased 42.5%, from $21.1 million during fiscal 1999 to $30.1 million during fiscal 2000. The increase reflects the impact of incremental borrowings outstanding during fiscal 2000 to fund acquisitions and increases in the floating rates of interest on borrowings under our credit facility.

      Net Income. Net income increased $4.7 million, or 46.1%, from $10.2 million in fiscal 1999 to $14.9 million in fiscal 2000. The increase in net income reflects improved earnings from operations partially offset by an increase in our effective tax rate and increased interest expense. Our effective tax rate was 42.0% during fiscal 2000 compared to 40.7% during fiscal 1999, reflecting changes in the mix of our earnings between tax jurisdictions and an increase in the ratio of non-deductible expenses to pretax income primarily related to acquisition activity. Minority interests and equity in net losses of affiliates primarily represents the portion of Satiz S.r.l. earnings, which was acquired on December 31, 1999, attributable to the minority owner and equity in the net losses of CADFORM-MSX Engineering GmbH.

      Fiscal Year Ended January 2, 2000 Compared with the Fiscal Year Ended January 3, 1999

      Net Sales. Consolidated net sales increased $225.9 million, or 42.3%, from $533.9 million in fiscal 1998 to $759.8 million in fiscal 1999. The increase in consolidated net sales resulted from both internal growth and incremental sales from businesses acquired in 1998 and 1999. The total increase in net sales is comprised of:

	Fiscal Year Ended	%
Increase From	January 2, 2000	Increase

	(dollars in thousands)
Internal growth	$102,203	19.1%

Acquired businesses	123,697	23.2%

Total	$225,900	42.3%

      Internal growth from existing businesses primarily reflects improved volumes in our engineering services during 1999. Sales of our engineering services improved $88.3 million, before the impact of acquisitions, due to increased demand for automotive design and engineering services in the United States and United Kingdom. Sales of our IT and professional staffing services improved $2.0 million and business and technology service sales increased $11.9 million, before the impact of acquisitions. As a result of our acquisitions, sales to non-automotive customers, as a percent of total sales, increased to 11.3% for fiscal 1999 compared to only 1.5% for fiscal 1998.

      Operating Income. Our consolidated operating income and changes in operating income for the fiscal years ended January 2, 2000 and January 3, 1999 were:

	Fiscal Year Ended

	January 2,	January 3,	Increase
	2000	1999	$	%

	(dollars in thousands)
Operating income	$38,330	$23,255	$15,075	64.8%

% of net sales	5.0%	4.4%	n/a	n/a

      Overall, operating income improved during fiscal 1999 due to improved sales volumes of existing businesses, our efforts to reduce administrative costs and the accretive impact of businesses acquired during 1998 and 1999. Operating income generated by existing businesses increased $3.0 million, or 12.8%, compared to 1998. Gross profit increased $22.5 million, or 26.8%, over fiscal 1998. Gross profit, as a percentage of net sales, decreased from 15.7% in fiscal 1998 to 14.0% in fiscal 1999. The decrease in gross profit as a percentage of net sales reflects unfavorable service mix during 1999 as compared to 1998. Selling, general and administrative expenses as a percentage of net sales for the 1999 fiscal year were 8.6% as compared to 11.1% for the fiscal year ended January 3, 1999. The 2.5% percentage point improvement, as a percentage of net sales, principally related to the continued consolidation of administrative services, cost reductions resulting from the successful integration of acquired businesses, and the increase in sales volume during the period.

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

Operating Activities. Net cash provided by operating activities for fiscal 2000 increased $28.9 million from $30.2 million in fiscal 1999 to $59.1 million in fiscal 2000. Cash from operations during fiscal 2000 includes significant improvements in accounts receivable collections resulting from the transition of Satiz S.r.l. into our cash management system. The reduction in Satiz accounts receivable resulted in a one-time improvement in cash from operations of about $12 million during fiscal 2000. Reductions in accounts receivable balances were offset by an increase in the volume of pass-through billings for purchasing support services. Excluding the one-time improvement in Satiz accounts receivable, cash provided by operations was about $47.1 million which represents a 56.0% increase over fiscal 1999. The increase in cash from operations reflects increased earnings before depreciation and amortization along with further improvements in our managed working capital.

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

Investing Activities. Net cash used for investing activities for fiscal 2000 increased $17.5 million from $57.9 million to $75.4 million, as compared to fiscal 1999. This included an increase in cash used for business acquisitions of $5.4 million. Cash used to acquire businesses includes funding of acquisitions closed during fiscal 2000 and the payment of contingent consideration related to certain prior year acquisitions. For additional information on acquisitions during fiscal 2000, see “Corporate Development” below. Proceeds from the sale/disposal of property and equipment include a sale-leaseback transaction during fiscal 1999 and the sale of certain non-core business assets during fiscal 2000. During fiscal 1999, we entered into a sale-leaseback transaction related to certain property and facilities acquired as part of the MegaTech Engineering, Inc. acquisition in December 1998. The sale proceeds of $15 million were used to settle a contractual acquisition obligation related to the acquisition of MegaTech. During fiscal 2000, we sold certain non-core assets, primarily real estate and equipment, associated with our offset printing business.

      Net cash used in investing activities was $57.9 million in fiscal 1999 compared to $53.3 million in fiscal 1998, an increase of $4.6 million. Capital expenditures were $16.7 million in fiscal 1999, an increase of $5.1 million. Cash used to acquire businesses was $54.7 million in fiscal 1999, an increase of $11.8 million. Capital expenditures were used to support new programs and our growth initiatives for operations primarily in North America and Europe. See “Corporate Development” below for further information on businesses acquired during 1999. The increased uses of cash were partially offset by proceeds of $16.3 million from the sale of property and equipment, principally from the MegaTech sale-leaseback transaction.

Financing Activities. Net cash provided by financing activities for fiscal 2000 decreased $13.3 million from fiscal 1999. Our increased investing requirements during fiscal 2000 were primarily met with strong operating cash flow. Additional borrowings were used to support the acquisition of businesses and included the issuance of an additional $25 million in term notes as discussed below. Net cash provided by financing activities was $35.1 million in fiscal 1999 compared to $19.5 million in fiscal 1998, an increase of $15.6 million. Cash flows from financing activities are net of a $15 million contractual payment related to the acquisition of MegaTech in 1998. Cash generated from financing was used, along with cash from operations, to fund our growth initiatives and reflects the issuance of $30 million in subordinated notes and $50 million of additional term notes during 1999. See “Debt Arrangements and Available Financing” for additional information.

      Debt Arrangements and Available Financing

      Senior Subordinated Notes. On January 22, 1998, we issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the “Series A Notes”). The net proceeds of $93.2 million were used to retire bridge loans to Citicorp and MascoTech, retire senior subordinated notes payable to MascoTech and repay a portion of the amounts outstanding under our credit facility. On August 20, 1998, we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933, for any and all outstanding Series A notes.

      On May 18, 1999, we issued, in a private placement, an additional $30 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the “Series B Notes”). The net proceeds of $27.6 million were used to repay amounts previously outstanding under our credit facility. On September 10, 1999, we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933, for any and all outstanding Series B Notes.

      Credit Facility. In December 1999, we completed an amended and restated credit facility with commercial banks and institutional lenders led by Bank One N.A. The amended and restated credit facility replaced our existing credit facility. The revolving credit portion of the agreement expires December 7, 2004. The credit facility, as amended and restated, provides for revolving credit up to $100 million and five and seven year term loans up to $105 million under terms specified in the agreement. At closing, we borrowed $80 million under the term loan portion of the credit facility and additional amounts under the revolver. We increased the term loan syndication to $105 million, under the terms of the agreement, in early 2000. As of December 31, 2000, $69.8 million was available for future borrowing under the revolving credit portion of our amended and restated credit facility.

      Satiz Facility. Satiz S.r.l., which was acquired effective December 31, 1999, maintains a financing arrangement that provides for lines of credit up to 100% of its eligible accounts receivable, as defined in the agreement. As of December 31, 2000, $14.1 million was available for borrowing under this arrangement. The arrangement expires on December 12, 2001, but can be extended for one-year periods after the initial term by mutual agreement.

      Our total indebtedness consists of our senior subordinated notes, borrowings under our credit facilities and borrowings under various short-term arrangements. Additional information regarding these obligations is set forth in Note 7 and Note 18 to our consolidated financial statements included under Item 8 of this report. Our ability to meet debt service obligations will be dependent upon the future performance of MSXI, which will be impacted by general economic conditions and other factors, which may be outside of our control.

Corporate Development

      Acquisitions

      We have significantly expanded our business through acquisitions while continuing to grow our existing service lines. Our acquisitions have expanded our geographic coverage, increased our service offerings to existing customers and increased our reach to customers outside of the automotive industry. These acquisitions along with our existing businesses provide us with a solid platform to grow our business globally and into a variety of industries in the future. Acquisitions during the last two fiscal years include:

•	In April 1999, we acquired Rice Cohen International, Inc. a permanent placement staffing company based in Yardley, Pennsylvania with historical annual sales of about $5.0 million.

•	On June 21, 1999, we acquired Management Resources International, Inc., a provider of training services and courseware in quality systems with historical annual sales of about $3.5 million.

•	Effective September 17, 1999, we acquired 100% of the outstanding common stock of Chelsea Computer Consultants, Inc. from Staff Builders, Inc. Chelsea is a provider of information technology professionals in the areas of application development, networking, database design, enterprise and data modeling and hardware engineering with historical annual sales in excess of $30 million. Chelsea is headquartered in New York, New York and provides consulting and technical staff augmentation services to customers in the financial services, communications and manufacturing industries throughout North America. The purchase price was about $19.9 million at closing and was funded with borrowings under our credit facility.

•	Effective December 31, 1999, we acquired 75% of the outstanding common stock of Satiz S.r.l., a subsidiary of Fiat, S.p.A. Satiz is headquartered in Turin, Italy and specializes in commercial and technical publishing including translation services, graphics, document systems, warehouse and distribution services, and events. Satiz employs over 500 people and has historical annual sales in excess of $120 million. The purchase price, upon settlement of certain contractual matters, of about $10.0 million was funded with borrowings under our credit facility. Satiz had about $8.9 million of debt outstanding at closing. The remaining 25% of the outstanding common stock of Satiz was retained by Fiat.

•	In May 1999, we purchased a 30% interest in QR Quandoccorre S.r.l. and Quandoccorre Interinale S.p.A., two affiliated Italian companies with combined historical annual sales of about $18 million. QR Quandoccorre S.r.l. provides consulting services on a project basis and Quandoccorre Interinale S.p.A. provides staffing services to various industries. Effective January 3, 2000, we acquired the remaining 70% of the outstanding common stock of both companies. The cumulative purchase price of about $11.4 million was funded with a combination of borrowings under our credit facility and borrowings under the Satiz credit facility.

•	On February 23, 2000, we acquired the professional staffing operations of Corporate Staffing Resources, Inc. of South Bend, Indiana. Specifically, we acquired 100% of the outstanding common stock of Intranational Computer Consultants, Inc. and Programming Management and Systems, Inc. and selected assets and liabilities of CMS Management Services and Ascend for a total purchase price of about $31.8 million at closing. The purchase price was funded with borrowings under our credit facility. These companies provide information technology and technical professional staffing throughout the United States with combined historical annual sales over $57 million.

      Investments

      In addition to the above acquisitions, we have completed certain investment transactions to further strengthen our global position. Such investments include:

•	On January 8, 1999, we acquired a 24.5% interest in CADFORM-MSX Engineering GmbH, a German company with historical annual sales of about $12 million that provides product design and tooling services to the automotive industry. Based in Homberg (Ohm), Germany, Cadform specializes in automotive interior systems and cast aluminum products. In November 1999 we acquired an additional 24.5% interest in Cadform by contributing selected assets of our German operations. MSXI and Cadform are engaging in joint projects to leverage our combined product development capabilities. We also have an option to acquire additional interests in Cadform in the future.

•	In November 2000, we completed a minority investment and entered into a technical cooperation agreement with Prototipo Holding B.V. Prototipo has operations in Europe and Brazil and provides testing, prototyping, styling and other development services for transportation and industrial manufacturing customers, including automotive, truck and tire manufacturers.

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

Seasonality

      Our quarterly operating results are affected primarily by the number of billing days in the period and the seasonality of our customers’ businesses. Demand for our services has historically been lower during the year-end holidays.

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

      We have both operating divisions and customers located in European countries adopting the Euro. During fiscal 2000, combined sales from operations that are adopting the Euro were about 17.0% of our total net sales. We have operations in substantially all European Economic and Monetary Union participating countries, as well as in the United Kingdom, which has elected not to participate in the Euro conversion at this time. The affected operations plan to make the Euro the functional currency sometime during the transition period, although certain of our European operations are already entering into Euro-based transactions.

      We have not experienced any significant operational disruptions to date and do not expect the continued implementation of the Euro to cause any significant future operational disruptions. In addition, we have not incurred and do not expect to incur any significant cost from the continued implementation of the Euro, including any currency risk, which could affect our liquidity or capital resources.

Forward Looking Statements

      This report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, MSXI’s leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, our ability to recruit and place qualified personnel, risks associated with our acquisition strategy, and employment liability risk.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      We are exposed to certain market risks, including interest rate and currency exchange rate risks. Risk exposures relating to these market risks are summarized below. This information should be read in connection with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

      Currency Rate Management

      For fiscal 2000, approximately 33% of our net sales were from markets outside of the United States. To date, the majority of our exposure has been naturally hedged since our foreign operation’s revenues and operating costs are typically denominated in the same currency. We may periodically hedge specific transactions or obligations in non-functional currencies in order to mitigate any additional risk. However, we will not enter into financial instruments for trading or speculative purposes. For the fiscal years ended January 2, 2000 and December 31, 2000, adjustments from the translation of the financial results of our foreign operations reduced equity by about $4.7 million and $9.8 million, respectively.

      Interest Rate Management

      We manage interest cost using a combination of fixed and variable rate debt. As of December 31, 2000, we had $130 million of senior subordinated notes outstanding at a fixed interest rate of 11-3/8% with a remaining duration of 7 years. In addition, we have a $205 million credit facility and other short-term facilities at variable rates of interest. As of December 31, 2000, $128.9 million was outstanding under our credit facility at short-term interest rates ranging from 7.47% to 9.75%. A 1% increase in the credit facility’s applicable interest rate would result in additional interest expense of approximately $1.2 million per year.

      As of December 31, 2000 the fair value of the senior subordinated notes was $114.4 million compared to its carrying value of $130 million.

      Sales to Major Customers

      Ford, DaimlerChrysler, Fiat, and General Motors accounted for approximately 33.9%, 11.0%, 10.6% and 9.5% of consolidated net sales, respectively, for fiscal 2000.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Accountants

To the Board of Directors and Shareholders
of MSX International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of MSX International, Inc. and its subsidiaries at January 2, 2000 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 21, 2001

MSX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
as of January 2, 2000 and December 31, 2000

	January 2,	December 31,
	2000	2000

	(dollars in thousands)
ASSETS

Current assets:

Cash and cash equivalents	$6,879	$4,686

Accounts receivable, net (Note 4)	306,978	321,733

Inventory	4,133	3,189

Prepaid expenses and other assets	8,502	8,578

Deferred income taxes, net (Note 15)	2,425	3,209

Total current assets	328,917	341,395

Property and equipment, net (Note 5)	41,597	40,959

Goodwill and other intangibles, net of accumulated amortization of $5,693 and $11,395 respectively (Note 3)	122,766	172,091

Other assets	22,416	18,774

Deferred income taxes, net (Note 15)	8,494	3,810

Total assets	$524,190	$577,029

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:

Notes payable and current portion of long-term debt (Note 7)	$13,290	$13,170

Accounts payable and drafts (Note 8)	161,973	176,569

Accrued payroll and benefits	25,500	30,561

Other accrued liabilities (Note 6)	63,889	71,017

Total current liabilities	264,652	291,317

Long-term debt (Note 7)	232,556	253,676

Long-term deferred compensation liabilities and other (Note 14)	11,275	10,406

Total liabilities	508,483	555,399

Commitments and contingencies (Note 9)	—	—

Minority interests	286	1,092

Redeemable Series A Preferred Stock (Note 10)	36,000	36,000

Shareholders’ deficit:

Common Stock, $.01 par value, 200,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 20,400,600 and 99,003 shares of Class A Common Stock issued and outstanding, respectively (Note 11)	1	204

Additional paid-in-capital (Note 12)	(24,705)	(21,705)

Note receivable from officer (Note 13)	—	(3,000)

Accumulated other comprehensive loss	(5,867)	(15,641)

Retained earnings	9,992	24,680

Total shareholders’ deficit	(20,579)	(15,462)

Total liabilities and shareholders’ deficit	$524,190	$577,029

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
for the three fiscal years ended December 31, 2000

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	January 2,	December 31,
	1999	2000	2000

		(in thousands)
Net sales (Note 16)	$533,942	$759,842	$1,035,223

Cost of sales	449,914	653,274	889,286

Gross profit	84,028	106,568	145,937

Selling, general and administrative expenses	59,083	65,082	83,238

Amortization of goodwill and other intangibles	1,690	3,156	5,583

Operating income	23,255	38,330	57,116

Interest expense, net (Note 7)	17,416	21,141	30,119

Income before income taxes, minority

interests and equity in net losses of

affiliates	5,839	17,189	26,997

Income tax provision (Note 15)	3,068	6,995	11,340

Less minority interests and equity in net losses

of affiliates, net of taxes	—	—	766

Net income	$2,771	$10,194	$14,891

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three fiscal years ended December 31, 2000

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	January 2,	December 31,
	1999	2000	2000

		(in thousands)
Cash flows from operating activities:

Net income	$2,771	$10,194	$14,891

Adjustments to reconcile net income to net cash

provided by operating activities:

Minority interests and equity in net losses of affiliates	—	—	766

Depreciation	11,908	13,683	16,925

Amortization	2,201	3,852	6,662

Deferred taxes	1,359	1,176	2,542

(Gain) loss on sale/disposal of property and equipment	162	1,271	(54)

(Increase) decrease in receivables, net	(11,829)	(32,397)	(403)

(Increase) decrease in inventory	(36)	103	902

(Increase) decrease in prepaid expenses and other assets	367	(2,329)	108

Increase (decrease) in current liabilities	19,902	35,600	17,034

Other, net	(335)	(969)	(291)

Net cash provided by operating activities	26,470	30,184	59,082

Cash flows from investing activities:

Capital expenditures	(11,559)	(16,692)	(18,168)

Acquisition of businesses, net of cash acquired	(42,940)	(54,735)	(60,106)

Proceeds from sale/disposal of property and equipment	1,231	16,264	2,308

Other, net	—	(2,761)	583

Net cash used for investing activities	(53,268)	(57,924)	(75,383)

Cash flows from financing activities:

Proceeds from issuance of debt	130,000	79,404	25,000

Repayment of debt	—	—	(3,814)

Debt issuance costs	(4,637)	(3,292)	(251)

Payment of Senior Subordinated Notes and Bridge Loans	(70,000)	—	—

Changes in revolving debt, net	(28,221)	(28,954)	(2,259)

Changes in book overdrafts	(7,963)	2,881	3,148

Payment of contractual acquisition obligation	—	(15,000)	—

Other, net	293	59	—

Net cash provided by financing activities	19,472	35,098	21,824

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(4,727)	(7,716)

Cash and cash equivalents:

Increase (decrease) for the period	(7,327)	2,631	(2,193)

Balance, beginning of period	11,575	4,248	6,879

Balance, end of period	$4,248	$6,879	$4,686

Supplemental disclosure of cash flow information:

Cash paid for interest	$16,800	$21,621	$30,519

Cash paid for income taxes	800	1,963	9,908

Non-cash investing and financing activities:

Contractual acquisition obligation	15,000	—	—

Equity investment in CADFORM-MSX (Note 3)	—	3,306	—

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
for the three fiscal years ended December 31, 2000

				Accumulated	Retained
				Other	Earnings	Total
	Common	Additional	Note Receivable	Comprehensive	(Accumulated	Shareholders'
	Stock	Paid-In-Capital	From Officer	Loss	Deficit)	Deficit

	(dollars in thousands)
Balance at December 28, 1997	$1	$(22,251)	$—	$(1,141)	$(2,973)	$(26,364)

Comprehensive income:

Net income					2,771	2,771

Foreign currency translation				1		1

Total comprehensive income						2,772

Adjustment due to the final allocation of taxable temporary differences established with the TSG Acquisition		(2,593)				(2,593)

Sale of Common Stock		80				80

Balance at January 3, 1999	1	(24,764)	—	(1,140)	(202)	(26,105)

Comprehensive income:

Net income					10,194	10,194

Foreign currency translation				(4,727)		(4,727)

Total comprehensive income						5,467

Sale of Common Stock		59				59

Balance at January 2, 2000	1	(24,705)	—	(5,867)	9,992	(20,579)

Comprehensive income:

Net income					14,891	14,891

Foreign currency translation				(9,774)		(9,774)

Total comprehensive income						5,117

Sale of Common Stock (Note 13)		3,000	(3,000)			—

200 for one stock split (Note 11)	203				(203)	—

Balance at December 31, 2000	$204	$(21,705)	$(3,000)	$(15,641)	$24,680	$(15,462)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless stated otherwise)

1.   Organization and Basis of Presentation:

      The accompanying financial statements present the assets, liabilities and results of operations of MSX International, Inc. and its consolidated subsidiaries (“MSXI”). MSXI is a holding company owned by Citicorp and certain members of management. Since our formation we have completed numerous acquisitions as disclosed in Note 3. The results of operations of acquired companies have been included in the results of operations of MSXI from the effective date of each transaction. Our financial statements for each fiscal year are not directly comparable without taking into account the impact of acquisitions.

      We are principally engaged in providing engineering services, information technology and professional staffing services, and business and technology services to automobile manufacturers and suppliers and other industries primarily in North America and Europe.

2.   Summary of Significant Accounting Policies:

      a. Principles of Consolidation: The accompanying financial statements include the accounts of MSX International, Inc. and all majority owned subsidiaries. Significant intercompany transactions have been eliminated. Companies that are 20 to 50 percent owned by MSX International, Inc. or its wholly owned subsidiaries are accounted for by the equity method of accounting. We use a 52-53 week fiscal year that ends on the Sunday nearest December 31.

      b. Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

      c. Receivables: Receivables are presented net of aggregate allowances for doubtful accounts of $2.0 million at both January 2, 2000 and December 31, 2000.

      d. Inventory: Inventory is comprised of raw materials, parts and supplies which are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method.

      e. Property and Equipment: Property and equipment, including significant betterments to leased facilities, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

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

      g. Fair Value of Financial Instruments: The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate their carrying amounts. The estimated fair value and carrying amounts of long-term debt borrowings are reported in Note 7.

      h. Foreign Currency Translation: Net assets of operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments included in shareholders’ deficit as a separate component of comprehensive income (loss). Revenues and expenses of operations outside of the United States are translated at the average rates of exchange during the period.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

      i. Revenue Recognition: Our revenue is primarily comprised of revenue from fixed price contracts and time and material contracts. Revenues from fixed price contracts are recognized using the percentage of completion method, measured by comparing the percentage of labor costs incurred to date to the estimated total labor costs for each contract. Revenues from time and material contracts are valued at selling price based on contractual billing rates. Revenues from purchasing support services are recorded, net of billings from sub-suppliers, at the completion of each individual service.

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

      j. Depreciation: Depreciation is computed using the straight-line method over the estimated useful lives of assets as follows:

Useful Lives
In Years

Buildings and improvements	5-40

Machinery and equipment	3-12

Computers, peripherals and software	2-5

Automobiles and trucks	3-5

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

      l. Foreign Currency Contracts: MSXI has significant operations outside of the United States that are subject to foreign currency exchange risk. We may periodically hedge transactions or obligations in non-functional currencies in order to mitigate this risk. During the fiscal year ended December 31, 2000, we entered into forward foreign currency contracts to hedge certain foreign currency financing transactions. Unrealized gains/losses on the forward contracts are recognized as an adjustment to the gains/losses recognized on the underlying hedged transaction to the extent they are correlated. The uncorrelated net losses on such contracts were not material to our results of operations during fiscal 2000.

      m. Reclassifications: Certain prior year amounts have been reclassified to conform to the presentation adopted during fiscal 2000.

      n. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from such estimates and assumptions.

      o. Recently Issued Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities at fair value and determines the method(s) of gain/loss recognition. The FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133” in June 1999 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 in fiscal 2001 and the adoption will not have any material impact on our consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. The guidelines in SAB No. 101 were adopted in the fourth quarter of 2000 and did not have a material effect on our consolidated financial statements.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

3.   Acquisitions of Businesses:

      Lexus/Lexstra Acquisition. Effective October 31, 1998, we consummated the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. (the “Lexus Acquisition”) pursuant to an asset purchase agreement dated October 23, 1998. These companies are providers of contract computer consultants, systems analysts, and network support personnel with historical annual sales of about $50 million. Under the asset purchase agreement, we purchased substantially all of the assets and assumed substantially all of the operating liabilities of Lexstra International, Inc. and Lexus Temporaries, Inc., excluding any bank debt. The purchase price for these net assets of $24 million at the closing was funded with borrowings under our credit facility. The acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $15.1 million at closing.

      MegaTech Acquisition. Effective December 26, 1998, we consummated the acquisition of MegaTech Engineering, Inc. from Johnson Controls, Inc. (“JCI”) pursuant to a stock purchase agreement dated as of December 22, 1998. MegaTech offers technical staffing and product development services specializing in vehicle interiors, HVAC and electrical design with historical annual sales of about $44 million. Under the stock purchase agreement, we purchased 100% of the outstanding shares of MegaTech from Becker Group, Inc., a wholly owned subsidiary of JCI (the “MegaTech Acquisition”). We did not assume any bank debt in this transaction. The total purchase price for the stock of MegaTech was $30 million of which $15 million was paid at the closing using borrowings under our credit facility. The remaining $15 million was paid to JCI (without interest) upon completion of a sale-leaseback transaction during 1999 related to property and facilities acquired in the MegaTech Acquisition. The sale-leaseback proceeds were $15 million and lease terms are substantially similar to our existing operating lease terms. The acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $5.4 million at closing.

      Pilot and Gold Arrow Acquisitions. Also during 1998, we acquired Pilot Computer Services, Inc. (the “Pilot Acquisition”) and Gold Arrow Contract Services, Ltd. (the “Gold Arrow Acquisition”) for an aggregate purchase price of $9.4 million. The acquisitions were funded with borrowings under our credit facility. Pilot Computer Services, Inc. is a provider of computer professionals experienced in all aspects of systems development, systems enhancement and project management, which is headquartered in Concord, California. Gold Arrow Contract Services, Ltd. is an information technology and technical staffing company, which is headquartered in Basildon, Essex, England with historical annual sales of about $20 million. The Pilot and Gold Arrow Acquisitions were accounted for under the purchase method of accounting, resulting in goodwill of $7.9 million at closing.

      Rice Cohen and Management Resources Acquisitions. During 1999 we acquired Rice Cohen International, Inc., a permanent placement staffing company based in Yardley, Pennsylvania with historical annual sales of about $5.0 million and Management Resources International, Inc., a provider of training services and courseware in quality systems based in Ann Arbor, Michigan with historical annual sales of about $3.5 million. The Rice Cohen and Management Resources Acquisitions were accounted for under the purchase method of accounting.

      Chelsea Acquisition. Effective September 17, 1999, we acquired 100% of the outstanding common stock of Chelsea Computer Consultants, Inc. (“Chelsea”) from Staff Builders, Inc. The total purchase price of about $19.9 million at closing was funded with borrowings under our credit facility. Chelsea is a provider of information technology professionals in the areas of application development, networking, database design, enterprise and data modeling and hardware engineering with historical annual sales in excess of $30 million. Chelsea is headquartered in New York, New York and provides consulting and technical staff augmentation services to customers in the financial services, communications and manufacturing industries in the United States. The acquisition of Chelsea was accounted for under the purchase method of accounting, resulting in goodwill of $15.7 million at closing.

      Satiz Acquisition. Effective December 31, 1999, we acquired 75% of the outstanding common stock of Satiz S.r.l. (“Satiz”), a subsidiary of Fiat S.p.A. Satiz is headquartered in Turin, Italy and specializes in commercial and technical publishing including translation services, graphics, document systems, warehouse and distribution services, and events. Satiz employs over 500 people and has historical annual revenues in excess of $120 million. The total purchase price, upon settlement of certain contractual matters, of about $10.0 million was funded with borrowings under our credit facility. At closing, Satiz had about $8.9 million of debt outstanding pursuant to the Satiz credit facility. The remaining 25% of the

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

outstanding common stock of Satiz is retained by Fiat S.p.A. The acquisition of Satiz was accounted for under the purchase method of accounting, resulting in goodwill of $9.1 million.

      Quandoccorre Acquisition. In May 1999, we purchased a 30% interest in QR Quandoccorre S.r.l. and Quandoccorre Interinale S.p.A. (“QR/QI”), two affiliated Italian companies with combined historical annual sales of about $18 million. QR Quandoccorre S.r.l. provides consulting services on a project basis and Quandoccorre Interinale S.p.A. provides staffing services to various industries. Effective January 3, 2000, we acquired the remaining 70% of the outstanding common stock of both companies. The cumulative purchase price of about $11.4 million was funded with a combination of borrowings under our credit facility and borrowings under the Satiz credit facility. The acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $10.5 million upon closing of the 70% acquisition.

      CSR Acquisition. On February 23, 2000 we acquired the professional staffing operations of Corporate Staffing Resources, Inc. (the “CSR Acquisition”). Specifically, we acquired 100% of the outstanding common stock of Intranational Computer Consultants, Inc. and Programming Management and Systems, Inc. and selected assets and liabilities of CMS Management Services and Ascend. The total purchase price, upon settlement of certain contractual matters, of about $31.8 million was funded with borrowings under our credit facility. These companies provide information technology and technical professional staffing services throughout the United States with combined historical annual sales in excess of $57 million. The CSR Acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $26.9 million.

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

      The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity’s future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity’s financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded, when earned, as additional purchase price. In this regard, we recorded additional consideration during 1999 and 2000, related to prior year acquisitions, which resulted in additional goodwill capitalization of about $21.9 million and $15.4 million, respectively. Additional goodwill is amortized to expense over the remaining amortization period.

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

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	January 2,	December 31,
	1999	2000	2000
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$856,601	$995,062	$1,041,861

Net income	9,862	13,155	14,702

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

      In addition to the above, we completed several investment transactions during fiscal 1999 and 2000. The aggregate purchase price of these investments was about $4.7 million in cash and $3.3 million of contributed assets. The investments included:

•	In January 1999, we purchased a 24.5% interest in CADFORM-MSX Engineering GmbH (formerly Cadform Engineering GmbH), a German company that provides product design and tooling services with historical annual sales of about $12 million. Cadform specializes in automotive interior systems and cast aluminum products. In November 1999, we increased our ownership of Cadform to about 49% by contributing certain assets of our German operations. We are currently engaging in joint projects with Cadform and have the option to acquire additional interests in the company in the future.

•	In November 2000, we purchased a small minority investment in Prototipo Holding B.V. and entered into a technical cooperation agreement as part of the purchase. As part of this investment, we obtained two seats on Prototipo’s Board of Directors. Prototipo has operations in Europe and Brazil and provides testing, prototyping, styling and other development services for transportation and industrial manufacturing customers, including automotive, truck, and tire manufacturers. The investment is accounted for under the cost method.

4. Accounts Receivable, Net:

      The primary users of our services are manufacturers in the automotive and related industries. Sales to significant automotive customers, including their subsidiaries, as a percent of total sales were:

	Percent of Total Sales

Sales to:	1998	1999	2000

Ford	48.8%	42.6%	33.9%

DaimlerChrysler	16.4%	15.2%	11.0%

General Motors	15.7%	13.5%	9.5%

Fiat	—	—	10.6%

Total	80.9%	71.3%	65.0%

      Receivables arise from services provided pursuant to contracts or agreements with customers for such services. At January 3, 1999, January 2, 2000 and December 31, 2000 the foregoing four customers and their subsidiaries accounted for approximately 67%, 62% and 64%, respectively, of the billed accounts receivable balance.

      Accounts receivable includes both billed and unbilled receivables. Unbilled receivables amounted to $122.7 million and $116.8 million at January 2, 2000 and December 31, 2000, respectively. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for purchasing support services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $62.5 million as of January 2, 2000 and $82.5 million as of December 31, 2000. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time related receivables are recorded.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

5.   Property and Equipment, Net:

Property and equipment, net includes the following:

	At January 2,	At December 31,
	2000	2000

Cost:

Land and improvements	$100	$—

Buildings and improvements	12,545	12,424

Machinery and equipment	51,369	50,524

Computers, peripherals and software	30,737	34,636

Automobiles and trucks	1,902	1,657

	96,653	99,241

Less accumulated depreciation	(55,056)	(58,282)

Property and equipment, net	$41,597	$40,959

6.   Other Accrued Liabilities:

Other accrued liabilities include the following:

	At January 2,	At December 31,
	2000	2000

Income and other taxes (including VAT taxes)	$7,777	$7,267

Deferred income/advance payments	18,126	33,405

Contingent consideration liabilities	17,860	18,033

Interest	7,602	7,202

Other	12,524	5,110

	$63,889	$71,017

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

7.    Debt:

       Debt is comprised of the following:

	Interest Rates at	Outstanding at
	December 31,	January 2,	December 31,
	2000	2000	2000

Senior Subordinated Notes	11.375%	$130,000	$130,000

Credit Facility, as amended and restated:

Revolving line of credit notes	7.47-9.75%	9,703	19,964

Swingline notes	7.53-9.00%	16,353	7,712

Term notes	8.21-9.69%	80,000	101,250

Ford Motor Company Limited, line of credit	n/a	862	—

Satiz Facility	5.73%	8,928	6,392

Other	7.50-8.00%	—	1,528

		245,846	266,846

Less current portion		13,290	13,170

Total long-term debt		$232,556	$253,676

      Senior Subordinated Notes

      On January 22, 1998, we issued, in a private placement, $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the “Series A Notes”). The net proceeds were used to retire bridge loans to Citicorp and MascoTech, Inc., retire senior subordinated notes payable to MascoTech, Inc. and repay amounts outstanding under our credit facility. The fiscal year ended January 3, 1999 includes related party interest expense to Citicorp and MascoTech, Inc., of about $0.6 million. On August 20, 1998, we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933 for any and all outstanding Series A Notes. Interest on the notes is payable semi-annually at 11-3/8% per annum and commenced July 15, 1998. The notes may be redeemed subsequent to January 15, 2003 at premiums that begin at 105.6875% and decline each year to face for redemptions taking place after January 15, 2006. Upon the occurrence of a Change of Control, as defined in the bond indenture, the notes may be redeemed at the option of the noteholders at a premium of one percent, plus accrued and unpaid interest, if any. The notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

      On May 18, 1999, we issued, in a private placement, an additional $30 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes maturing January 15, 2008 (the “Series B Notes”). The Series B Notes are substantially identical to, and rank equally in right of payment with, our $100 million aggregate principal amount of 11-3/8% unsecured senior subordinated notes issued during 1998. The net proceeds from the issuance of the Series B Notes were used to repay amounts previously outstanding under our credit facility. On September 10, 1999, we completed an offer to exchange 11-3/8% unsecured senior subordinated notes, registered under the Securities Act of 1933, for any and all outstanding Series B Notes.

      In connection with the $130 million of senior subordinated notes, each of our significant domestic restricted subsidiaries, as defined in the bond indenture (the “Guarantor Subsidiaries”), irrevocably and unconditionally guarantees MSXI’s performance under the notes as primary obligors. See Note 18 for additional information.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

Credit Facility

      Effective on November 30, 1999, we completed an amended and restated credit facility with commercial banks and institutional lenders led by Bank One N.A., as agent. The facility provides borrowing capacity on a senior-secured basis of up to $205 million, as defined, to replace our prior credit facility, which provided borrowing capacity of $130 million. The credit facility includes an amended and restated $30 million five-year term loan, an amended and restated $100 million five-year revolving credit facility and an additional $75 million seven-year institutional term loan. Term loan borrowings are subject to satisfaction of the same borrowing base requirements and financial reporting and operating covenants as are other borrowings under the credit facility. The revolving credit portion of the facility provides for borrowings as revolving credit loans, letters of credit and swingline loans. The revolving credit portion of the facility expires December 7, 2004. Revolving credit loans, swingline loans and letters of credit (collectively “Revolving Debt”) are payable on demand. Interest on loans under the credit facility is payable quarterly or, if earlier, at the end of each interest period and accrues at an annual rate equal to a floating rate, as defined, except for swingline loans which accrue at an annual rate equal to a fixed or floating rate as negotiated at the time of borrowing.

      The $30 million term loan, as amended and restated, matures on December 7, 2004 with principal payments due quarterly, on a graduated basis, until maturity. The additional $75 million senior secured institutional term loan matures on December 7, 2006. Principal payments of 0.25% of the $75 million institutional term loan are payable quarterly in years one through six with the balance payable in year seven. The maturities of term loans, as of December 31, 2000, during the next five years are:

Year	Amount

2001	$5,250

2002	6,750

2003	8,250

2004	9,750

2005	750

      Each of our significant domestic subsidiaries and selected other subsidiaries guarantee all obligations of MSXI under the credit facility. In addition, MSXI has pledged the stock of such domestic subsidiaries and 65% of the stock of significant foreign subsidiaries. Additionally, a first lien exists on substantially all assets of such domestic subsidiaries. Pursuant to the agreement, we also provide a first lien on the assets of our United Kingdom subsidiaries through a debenture. The obligations of MSXI under the credit facility rank senior to all other indebtedness, including the senior subordinated notes.

      The credit facility contains certain reporting covenants, customary affirmative covenants and various negative covenants including, but not limited to, certain limitations on mergers, sales of assets, acquisitions, liens, investments, capital expenditures, indebtedness, contingent obligations, dividends, subsidiaries’ ability to agree to dividend restrictions, affiliate transactions and changes of business. The credit facility also contains certain covenants with respect to employee benefit arrangements and environmental matters and certain financial covenants including, but not limited to, a ratio of total debt to EBITDA, a ratio of senior debt to EBITDA, a fixed charge coverage ratio and a minimum net worth requirement, each as defined. As of December 31, 2000, $27.7 million was outstanding under the revolving credit portion of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.

Satiz Credit Facility

      As of December 31, 2000, Satiz S.r.l., which was acquired on December 31, 1999, maintained a financing arrangement with Fidis S.p.A. that provides for borrowings up to 100% of its eligible accounts receivable, as defined in the agreement. Borrowings under the arrangement bear interest at the Euribor rate plus 0.975% and are collateralized by the underlying accounts receivable. The agreement expires on December 12, 2001 and will be automatically renewed for additional 12-month periods unless terminated by either party. Fidis S.p.A. is a subsidiary of Fiat S.p.A. who owns a minority interest in Satiz.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

Other Debt

      Certain of our foreign subsidiaries maintain lines of credit with local banks to provide backup liquidity or to finance operational cash flows as needed. In general, interest accrues on the lines of credit at floating rates, as determined by the applicable bank, with amounts outstanding payable on demand. Agreements are subject to termination at any time with proper notice provided by the bank.

Fair Value of Debt

      The estimated fair values and carrying amounts of debt outstanding are as follows:

	At January 2, 2000		At December 31, 2000

	Fair Value	Book Value	Fair Value	Book Value

Senior Subordinated Notes	$120,900	$130,000	$114,400	$130,000

Credit Facilities	115,846	115,846	136,846	136,846

Total	$236,746	$245,846	$251,246	$266,846

      The fair value of senior subordinated notes was determined based on quoted market prices. The fair values of amounts outstanding under the credit facilities approximate their carrying amounts as the variable rates inherent in the related financial instruments reflect changes in the overall market interest rates.

8.   Book Overdrafts:

      Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to our banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. There were aggregate book overdrafts of $16.8 million and $20.0 million at January 2, 2000 and December 31, 2000, respectively. Such balances are included in accounts payable and drafts in the consolidated balance sheets.

9.   Commitments and Contingencies:

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

      MSXI and its subsidiaries have leases for real estate and equipment utilized in its business. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rental payments required under leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

Total

Fiscal year ended:

2001	$24,753

2002	15,678

2003	11,459

2004	8,626

2005	6,814

Thereafter	22,541

$89,871

      Rental expense was about $22.3 million, $25.8 million and $29.9 million in each of fiscal 1998, 1999, and 2000, respectively.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

10.   Redeemable Series A Preferred Stock:

      As of January 2, 2000 and December 31, 2000 there are 360,000 shares of 12% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) outstanding with a stated value and redemption value of $100 per share or $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01.

      Dividends on the Preferred Stock are payable in cash at the rate per annum equal to 12% of the stated value plus an amount equal to any accumulated and unpaid dividends. As of December 31, 2000, we have not declared any dividends. Accordingly, no dividends have been paid or accrued. Dividends accumulated, but not declared, aggregate approximately $21.3 million as of December 31, 2000. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. The Preferred Stock, which has no voting rights, is mandatorily redeemable at the earlier of December 31, 2008 or the date on which a sale transaction, as defined, occurs. We may redeem any or all of the Preferred Stock at our election prior to December 31, 2008. We may also elect to acquire shares of the Preferred Stock from time to time without redeeming or otherwise acquiring all or any other issued shares of the Preferred Stock pursuant to the terms of the Amended and Restated Stockholders’ Agreement. As of December 31, 2000, we have not redeemed or acquired any Preferred Stock.

11.   Stock Split:

      Effective December 28, 2000, the Board of Directors approved an increase in the number authorized shares of common stock from 2,000,000 shares to 400,000,000 shares (consisting of 200,000,000 shares of each of Class A and Class B Common Stock, respectively). Effective on the same day, the Board of Directors approved a 200-for-one stock split on all issued and outstanding common stock in the form of a stock dividend. Accordingly, all share amounts have been restated to reflect the stock split.

12.   Additional Paid-In-Capital:

      Included in additional paid-in-capital at January 3, 2000 and December 31, 2000 is $(28.7) million related to the acquisition of selected assets and operations from MascoTech Automotive Systems Group, Inc. and MascoTech, Inc. on January 3, 1997. As this acquisition did not involve a change in control, it was recorded at carry-over basis with amounts paid to MascoTech, Inc. in excess of book value reducing additional paid-in-capital.

13.   Note Receivable From Officer:

      As of December 31, 2000, MSXI held a $3.0 million note receivable from an officer of the company. The loan bears interest at 6.77% per year and matures on February 28, 2015. Interest is payable annually with the principal amount due upon maturity or the occurrence of certain events. The loan is secured by a pledge to MSXI of shares of our Class A Common Stock. Interest income related to this note was about $0.2 million during fiscal 2000.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

14.   Employee Benefit Plans:

      We maintain a qualified cash or deferred compensation plan under Section 401(k) of the Internal Revenue Code. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Under the plan, employees may elect to defer up to 20 percent of their annual wages, subject to the limitations of the Internal Revenue Code. Effective in fiscal 1999, MSXI contributes matching contributions, at varying rates, for all participating employees. The annual cost to administer the plan and fund matching contributions was $0.1 million in fiscal 1998, $0.7 million in fiscal 1999 and $2.1 million in fiscal 2000.

      Contributions to union-sponsored, multi-employer pension plans were approximately $0.7 million in 1998, $0.6 million in 1999 and $0.6 million in 2000. These plans are not administered by MSXI and contributions are determined in accordance with provisions of negotiated labor contracts. MSXI has no present intention of withdrawing from any of these plans, nor has MSXI been informed that there is any intention to terminate such plans.

      We also have an unfunded deferred compensation plan for certain salaried employees. Individual participants make pre-tax contributions to the plan and MSXI matches up to 5 percent of the individual’s annual salary. MSXI contributions vest over a period of time. Individuals may elect to receive a lump sum or defined payments of vested balances upon retirement or termination. The deferred compensation plan liability was $3.4 million and $3.9 million at January 2, 2000 and December 31, 2000, respectively. This deferred compensation plan liability is an unfunded and unsecured obligation of MSXI. However, MSXI has, through deposits to a grantor trust, restricted certain corporate assets having a fair value of $1.3 million and $1.1 million at January 2, 2000 and December 31, 2000, respectively, that are intended to be used to settle a portion of the obligation.

      Included in deferred compensation liabilities as of January 2, 2000 and December 31, 2000 is $6.9 million and $6.5 million, respectively, of deferred employee termination indemnities. The accrued indemnities are obligations of Satiz, which was acquired effective December 31, 1999. Under Italian labor laws and regulations all employees are entitled to an indemnity upon termination of their employment relationship. The benefit accrues to the employees on a pro-rata basis during their employment period and is based upon individual salaries. The vested benefit payable accrues interest, and employees can receive advances thereof, in certain specified situations, all defined in the applicable labor contract regulations. The liability as of January  2, 2000 and December 31, 2000 reflects the total amount of the indemnities, net of any advances taken, that applicable employees would be entitled to receive if termination were to occur as of that date.

      With the acquisition of APX International during 1997, we acquired certain obligations with respect to a frozen defined benefit pension plan. The plan was frozen in 1988 and covers certain union and non-union employees who were formerly employed by Autodynamics Corporation of America, Inc., a company acquired previously by one of the companies that comprised APX International. This plan is not administered by MSXI. Contributions are determined in accordance with provisions of the plan. This plan is not material to our financial position, results of operations cash flows.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

15.   Income Taxes:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	January 2,	December 31,
	1999	2000	2000

Income before income taxes, minority interests

and equity in net losses of affiliates for U.S

and foreign operations was:

Domestic	$2,898	$16,539	$11,487

Foreign	2,941	650	15,510

	$5,839	$17,189	$26,997

The provision (benefit) for income taxes was:

Currently payable:

Federal	$(573)	$2,513	$2,105

Foreign	2,178	3,026	5,309

State	104	280	1,384

Deferred:

Federal	1,871	3,628	1,796

Foreign	(512)	(2,452)	746

	$3,068	$6,995	$11,340

Deferred tax assets (liabilities) included:

Amortizable goodwill	$7,890	$4,003	$50

Accrued interest expense	1,019	1,537	—

Accrued liabilities and deferred compensation	(1,662)	1,114	2,975

Net operating losses	3,604	2,391	3,244

Depreciation	1,264	3,168	3,282

Accounts receivable	(587)	(606)	(587)

Valuation allowance	(736)	(920)	—

Unrealized foreign gain/(loss)	181	(569)	(1,749)

Other, net	332	801	(196)

Net deferred tax asset	$11,305	$10,919	$7,019

      As of January 3, 1999 and January 2, 2000 a valuation allowance had been provided for specific items where management had determined that the likelihood of realization was not sufficient to allow for recognition of the asset. Realization of deferred tax assets is dependent on various limitations as provided within current tax laws, including generation of sufficient taxable income. Although realization is not assured, management believes that it is more likely than not that deferred tax assets will be realized as of December 31, 2000. Net operating losses can be used to offset income of certain foreign subsidiaries and can be carried forward indefinitely.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

      The following is a reconciliation of taxes at the U.S. federal statutory rate to the provision for income taxes:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	January 2,	December 31,
	1999	2000	2000

U.S statutory rate	35%	35%	35%

Tax at U.S. statutory rate	$2,043	$6,016	$9,449

Valuation allowance	201	184	(920)

Higher effective foreign tax rate	367	161	1,548

State and local taxes	94	182	899

Other, net	363	452	364

	$3,068	$6,995	$11,340

      As of January 3, 1999, January 2, 2000 and December 31, 2000, a provision had not been made for United States or additional foreign taxes on approximately $2.3 million, $0.6 million and $15.5 million, respectively, of undistributed earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It was not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

16.   Segment Information:

      MSXI is a leading, global provider of technology-driven business services to the automotive and other industries. We group our services into three service line categories: engineering services, information technology (“IT”) and professional staffing services, and business and technology services. Due to the similar characteristics of our service lines, including the nature of our service offerings, processes supporting the delivery of our services, our customers, and our marketing and sales processes, our operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

      The following is a summary of our net sales by service line:

	Fiscal Year Ended

	January 3,	January 2,	December 31,
	1999	2000	2000

Engineering Services	$368,165	$504,893	$564,505

IT and Professional Staffing Services	8,101	84,210	188,693

Business & Technology Services	157,676	170,739	282,025

Total net sales	$533,942	$759,842	$1,035,223

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

      We evaluate performance based on earnings before interest and taxes (EBIT), including the Michigan Single Business Tax and other similar taxes. A reconciliation of consolidated EBIT to consolidated income before income taxes, minority interests and equity in net losses of affiliates is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	January 2,	December 31,
	1999	2000	2000

Total EBIT before minority interests and equity in

net losses of affiliates	$26,771	$43,964	$62,785

Interest expense	(17,416)	(21,141)	(30,119)

Michigan Single Business Tax and other

similar taxes	(3,516)	(5,634)	(5,669)

Consolidated income before taxes, minority

interests and equity in net losses of affiliates	$5,839	$17,189	$26,997

      Sales and long-lived asset information by geographic area are as follows:

	Sales			Long-Lived Assets

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	As of	As of	As of
	January 3,	January 2,	December 31,	January 3,	January 2,	December 31,
	1999	2000	2000	1999	2000	2000

United States	$362,704	$552,142	$697,879	$106,580	$144,131	$181,588

Foreign:

United Kingdom	110,362	138,614	136,304	12,144	11,287	11,902

Italy	—	—	125,444	—	19,897	26,580

Other Foreign	60,876	69,086	75,596	3,883	11,464	11,754

Total	$533,942	$759,842	$1,035,223	$122,607	$186,779	$231,824

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless stated otherwise)

17.   Stock Option Plan:

      During the fourth quarter of fiscal 2000, we approved the MSXI 2000 Stock Option Plan (the “Stock Option Plan”). Under the terms of the Stock Option Plan, officers, directors and certain employees may be granted both incentive and non-qualified options to purchase our common stock. Incentive stock options may not be issued at less than 100% of the market price on the date the option is granted. Options generally vest over a five-year period and have a maximum term of ten years. We may grant up to one million shares of stock under the Stock Option Plan. During fiscal 2000 we granted 405,000 non-qualified stock options under the Stock Option Plan, none of which are exercisable at December 31, 2000. These options have exercise prices between $5.00 and $7.50, with a weighted-average exercise price of $6.88 and a weighted average remaining contractual life of 9.7 years at December 31, 2000.

      Also during fiscal 2000, we issued a one-time grant of 400,000 non-qualified stock options to an officer of MSXI. The 400,000 non-qualified stock options were not issued under the MSXI 2000 Stock Option Plan. The options, which were granted at an exercise price of $4.50, have a weighted average remaining contractual life of 9.6 years. The one-time grant vests evenly over five years and has a maximum term of ten years. Vesting of the one-time grant is accelerated upon the occurrence of a sale transaction, a public offering of securities or termination of service. At December 31, 2000 no options were exercisable.

      MSXI accounts for all stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under APB 25, MSXI recognizes no compensation expense related to the Stock Option Plan, as no options have been granted at a price below the market price on the day of grant. Had compensation cost for stock options issued during fiscal 2000 been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, our net income would have been $14,867. The weighted average fair value of options granted during fiscal 2000 was $0.65. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate	5.54%

Expected option lives	7 years

Expected volatility	0.0%

      18. Guarantor and Non-Guarantor Subsidiaries:

      In connection with our $130 million of senior subordinated notes outstanding, each of our significant domestic restricted subsidiaries, as defined in the related bond indenture (the “Guarantor Subsidiaries”), irrevocably and unconditionally guarantee MSXI’s performance as primary obligor. The following condensed consolidating financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries as set forth below. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined those would not be material to the holders of the senior subordinated notes.

      The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries, if any, on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.

18.   Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of January 2, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands)
ASSETS

Current assets:

Cash and cash equivalents	$—	$873	$6,006	$—	$6,879

Accounts receivable, net	—	182,380	124,598	—	306,978

Inventory	—	2,237	1,896	—	4,133

Prepaid expenses and other assets	389	4,493	3,620	—	8,502

Deferred income taxes, net	—	1,112	1,313	—	2,425

Total current assets	389	191,095	137,433	—	328,917

Property and equipment, net	—	22,126	19,471	—	41,597

Goodwill and other intangibles, net	—	101,912	20,854	—	122,766

Investment in subsidiaries	140,093	25,901	9,485	(165,994)	9,485

Other assets	7,397	4,997	537	—	12,931

Deferred income taxes, net	—	5,779	2,715	—	8,494

Total assets	$147,879	$351,810	$190,495	$(165,994)	$524,190

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Notes payable and current portion

of long-term debt	$3,500	$—	$9,790	$—	$13,290

Accounts payable and drafts	—	93,374	68,599	—	161,973

Accrued liabilities	(4,716)	74,921	19,184	—	89,389

Total current liabilities	(1,216)	168,295	97,573	—	264,652

Long-term debt	217,750	—	14,806	—	232,556

Intercompany accounts	(84,076)	39,020	45,056	—	—

Long-term deferred compensation liabilities and other	—	4,402	6,873	—	11,275

Total liabilities	132,458	211,717	164,308	—	508,483

Minority interests	—	—	286	—	286

Redeemable Series A Preferred Stock	36,000	—	—	—	36,000

Shareholders’ equity (deficit)	(20,579)	140,093	25,901	(165,994)	(20,579)

Total liabilities and shareholders’

equity (deficit)	$147,879	$351,810	$190,495	$(165,994)	$524,190

18.   Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands)
ASSETS

Current assets:

Cash and cash equivalents	$—	$569	$4,117	$—	$4,686

Accounts receivable, net	171	198,403	123,159	—	321,733

Inventory	—	1,867	1,322	—	3,189

Prepaid expenses and other assets	262	4,837	3,479	—	8,578

Deferred income taxes, net	—	2,770	439	—	3,209

Total current assets	433	208,446	132,516	—	341,395

Property and equipment, net	—	19,770	21,189	—	40,959

Goodwill and other intangibles, net	—	132,914	39,177	—	172,091

Investment in subsidiaries	163,697	80,666	5,523	(242,417)	7,469

Other assets	6,569	4,252	484	—	11,305

Deferred income taxes, net	—	1,635	2,175	—	3,810

Total assets	$170,699	$447,683	$201,064	$(242,417)	$577,029

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Notes payable and current portion

of long-term debt	$5,250	$—	$7,920	$—	$13,170

Accounts payable and drafts	—	126,198	50,371	—	176,569

Accrued liabilities	6,431	65,340	29,807	—	101,578

Total current liabilities	11,681	191,538	88,098	—	291,317

Long-term debt	230,554	10,196	12,926	—	253,676

Intercompany accounts	(92,074)	78,312	13,762	—	—

Long-term deferred compensation liabilities and other	—	3,940	6,466	—	10,406

Total liabilities	150,161	283,986	121,252	—	555,399

Minority interests	—	—	1,092	—	1,092

Redeemable Series A Preferred Stock	36,000	—	—	—	36,000

Shareholders’ equity (deficit)	(15,462)	163,697	78,720	(242,417)	(15,462)

Total liabilities and shareholders’

equity (deficit)	$170,699	$447,683	$201,064	$(242,417)	$577,029

18.   Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
for the three fiscal years ended December 31, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			( in thousands)
Fiscal Year Ended January 3, 1999

Net sales	$—	$362,703	$171,239	$—	$533,942

Cost of sales	—	303,759	146,155	—	449,914

Gross profit	—	58,944	25,084	—	84,028

Selling, general and administrative expenses	—	40,473	18,610	—	59,083

Amortization of goodwill and other intangibles	—	1,583	107	—	1,690

Operating income	—	16,888	6,367	—	23,255

Interest income (expense), net	(16,064)	2,074	(3,426)	—	(17,416)

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	(16,064)	18,962	2,941	—	5,839

Income tax provision (benefit)	(5,501)	6,902	1,667	—	3,068

Minority interests and equity in net losses of affiliates, net of taxes	13,334	1,274	—	(14,608)	—

Net income	$2,771	$13,334	$1,274	$(14,608)	$2,771

Fiscal Year Ended January 2, 2000

Net sales	$—	$540,886	$231,102	$(12,146)	$759,842

Cost of sales	—	460,286	205,134	(12,146)	653,274

Gross profit	—	80,600	25,968	—	106,568

Selling, general and administrative expenses	—	43,028	22,054	—	65,082

Amortization of goodwill and other intangibles	—	2,767	389	—	3,156

Operating income	—	34,805	3,525	—	38,330

Interest income (expense), net	(19,934)	1,412	(2,619)	—	(21,141)

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	(19,934)	36,217	906	—	17,189

Income tax provision (benefit)	(7,126)	13,383	738	—	6,995

Minority interests and equity in net losses of affiliates, net of taxes	23,002	168	—	(23,170)	—

Net income	$10,194	$23,002	$168	$(23,170)	$10,194

Fiscal Year Ended December 31, 2000

Net sales	$—	$651,036	$400,213	$(16,026)	$1,035,223

Cost of sales	—	549,981	355,331	(16,026)	889,286

Gross profit	—	101,055	44,882	—	145,937

Selling, general and administrative expenses	—	59,475	23,763	—	83,238

Amortization of goodwill and other intangibles	—	4,238	1,345	—	5,583

Operating income	—	37,342	19,774	—	57,116

Interest income (expense), net	(28,384)	1,680	(3,415)	—	(30,119)

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	(28,384)	39,022	16,359	—	26,997

Income tax provision (benefit)	(9,897)	14,628	6,609	—	11,340

Minority interests and equity in net losses of affiliates, net of taxes	33,378	8,984	(766)	(42,362)	(766)

Net income	$14,891	$33,378	$8,984	$(42,362)	$14,891

18. Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended January 3, 1999

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Cash flows from operating activities:

Net income	$2,771	$13,334	$1,274	$(14,608)	$2,771

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Equity in earnings of affiliates	(13,334)	(1,274)	—	14,608	—

Depreciation	—	7,607	4,301	—	11,908

Amortization	511	1,583	107	—	2,201

Deferred taxes	(911)	3,538	(1,268)	—	1,359

(Gain) loss on sale/disposal of property and equipment	—	194	(32)	—	162

(Increase) decrease in receivables, net	—	1,249	(13,078)	—	(11,829)

(Increase) decrease in inventory	—	(25)	(11)	—	(36)

(Increase) decrease in prepaid expenses and other assets	(530)	(1,264)	2,161	—	367

Increase (decrease) in current liabilities	695	13,155	6,052	—	19,902

Other, net	(676)	718	2,470	(2,847)	(335)

Net cash provided by (used for) operating activities	(11,474)	38,815	1,976	(2,847)	26,470

Cash flows from investing activities:

Capital expenditures	—	(6,025)	(5,534)	—	(11,559)

Acquisition of businesses, net of cash acquired	—	(38,460)	(4,480)	—	(42,940)

Proceeds from sale/disposal of property and equipment	—	764	467	—	1,231

Net cash used for investing activities	—	(43,721)	(9,547)	—	(53,268)

Cash flows from financing activities:

Intercompany	(20,933)	23,524	(2,591)	—	—

Transactions with subsidiaries	—	(7,916)	6,471	1,445	—

Proceeds from issuance of debt	122,883	—	7,117	—	130,000

Debt issuance costs	(4,637)	—	—	—	(4,637)

Payment of Senior Subordinated Notes and Bridge Loans	(70,000)	—	—	—	(70,000)

Changes in revolving debt, net	(15,919)	(234)	(12,068)	—	(28,221)

Changes in book overdrafts	—	(9,762)	1,799	—	(7,963)

Sale of Common Stock	80	—	—	—	80

Other, net	—	1	212	—	213

Net cash provided by financing activities	11,474	5,613	940	1,445	19,472

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1,466)	63	1,402	(1)

Cash and cash equivalents:

Decrease for the period	—	(759)	(6,568)	—	(7,327)

Balance, beginning of period	—	2,449	9,126	—	11,575

Balance, end of period	$—	$1,690	$2,558	$—	$4,248

18. Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended January 2, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Cash flows from operating activities:

Net income	$10,194	$23,002	$168	$(23,170)	$10,194

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Equity in earnings of affiliates	(23,002)	(168)	—	23,170	—

Depreciation	—	9,154	4,529	—	13,683

Amortization	695	2,767	390	—	3,852

Deferred taxes	911	1,955	(1,690)	—	1,176

Loss on sale of property and equipment	—	530	741	—	1,271

(Increase) decrease in receivables, net	—	(32,605)	208	—	(32,397)

(Increase) decrease in inventory	—	78	25	—	103

(Increase) decrease in prepaid expenses and other assets	141	(626)	(1,844)	—	(2,329)

Increase (decrease) in current liabilities	(5,411)	33,282	7,729	—	35,600

Other, net	—	(1,162)	267	(74)	(969)

Net cash provided by (used for) operating activities	(16,472)	36,207	10,523	(74)	30,184

Cash flows from investing activities:

Capital expenditures	—	(8,511)	(8,181)	—	(16,692)

Acquisition of businesses, net of cash acquired	—	(34,342)	(20,393)	—	(54,735)

Proceeds from buildings held for sale and disposal of equipment	—	15,693	571	—	16,264

Other, net	—	(2,761)	—	—	(2,761)

Net cash used for investing activities	—	(29,921)	(28,003)	—	(57,924)

Cash flows from financing activities:

Intercompany	(28,329)	13,467	14,788	74	—

Transactions with subsidiaries	5,739	(1,201)	5,574	(10,112)	—

Proceeds from issuance of debt	79,415	(11)	—	—	79,404

Debt issuance costs	(3,292)	—	—	—	(3,292)

Changes in revolving debt, net	(31,403)	(1,520)	3,969	—	(28,954)

Changes in book overdrafts	—	1,462	1,419	—	2,881

Payment of contractual acquisition obligation	—	(15,000)	—	—	(15,000)

Sale of Common Stock	59	—	—	—	59

Net cash provided by (used for) financing activities	22,189	(2,803)	25,750	(10,038)	35,098

Effect of foreign exchange rate changes on cash and cash equivalents	(5,717)	(4,300)	(4,822)	10,112	(4,727)

Cash and cash equivalents:

Increase (decrease) for the period	—	(817)	3,448	—	2,631

Balance, beginning of period	—	1,690	2,558	—	4,248

Balance, end of period	$—	$873	$6,006	$—	$6,879

18. Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended December 31, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	( in thousands)
Cash flows from operating activities:

Net income	$14,891	$33,378	$8,984	$(42,362)	$14,891

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Equity in earnings of affiliates	(33,378)	(8,984)	766	42,362	766

Depreciation	—	9,414	7,511	—	16,925

Amortization	1,079	4,239	1,344	—	6,662

Deferred taxes	—	1,117	1,425	—	2,542

(Gain) loss on sale/disposal of property and equipment	—	(72)	18	—	(54)

(Increase) decrease in receivables, net	(171)	(13,423)	13,191	—	(403)

(Increase) decrease in inventory	—	328	574	—	902

(Increase) decrease in prepaid expenses and other assets	126	(160)	142	—	108

Increase (decrease) in current liabilities	11,147	18,183	(12,329)	33	17,034

Other, net	—	474	(765)	—	(291)

Net cash provided by (used for) operating activities	(6,306)	44,494	20,861	33	59,082

Cash flows from investing activities:

Capital expenditures	—	(7,632)	(10,536)	—	(18,168)

Acquisition of businesses, net of cash acquired	(1,161)	(40,654)	(18,291)	—	(60,106)

Proceeds from sale/disposal of property and equipment	—	2,195	113	—	2,308

Other, net	—	583	—	—	583

Net cash used for investing activities	(1,161)	(45,508)	(28,714)	—	(75,383)

Cash flows from financing activities:

Intercompany	(8,594)	39,906	(31,312)	—	—

Transactions with subsidiaries	11,532	(45,711)	39,740	(5,561)	—

Proceeds from issuance of debt	25,000	—	—	—	25,000

Repayment of debt	(3,750)	(64)	—	—	(3,814)

Debt issuance costs	(251)	—	—	—	(251)

Changes in revolving debt, net	(6,696)	10,196	(5,759)	—	(2,259)

Changes in book overdrafts	—	6,157	(3,009)	—	3,148

Net cash provided by (used for) financing activities	17,241	10,484	(340)	(5,561)	21,824

Effect of foreign exchange rate changes on cash and cash equivalents	(9,774)	(9,773)	6,303	5,528	(7,716)

Cash and cash equivalents:

Decrease for the period	—	(303)	(1,890)	—	(2,193)

Balance, beginning of period	—	873	6,006	—	6,879

Balance, end of period	$—	$570	$4,116	$—	$4,686

PART III

Item 10. Directors and Executive Officers of the Registrant.

      The following table sets forth certain information with respect to our directors and executive officers as of December 31, 2000.

Name	Age	Position

Erwin H. Billig	74	Chairman of the Board of Directors

Thomas T. Stallkamp	54	Vice Chairman and Chief Executive Officer

John Risk	62	President and Chief Operating Officer, Engineering Operations

Frederick K. Minturn	44	Executive Vice President and Chief Financial Officer

Robert V. Carlson	44	Senior Vice President, IT Staffing

Jonathan K. Maples	43	Senior Vice President, Business & Technology Services

Richard M. Cashin, Jr.	47	Director

David E. Cole	63	Director

Michael A. Delaney	46	Director

Lee M. Gardner	53	Director

Richard A. Manoogian	64	Director

      Erwin H. Billig served as Chief Executive Officer from April 28, 1998 until January 2000 and has been Chairman of the Board of Directors since January 3, 1997. He served as Vice Chairman of MascoTech from 1994 to 1997 and was President and Chief Operating Officer of MascoTech from 1986 to 1994. He is also the Chairman of the Board of Directors of Titan Wheel International, Inc., and a director and Vice Chairman of Delco Remy International, Inc.

      Thomas T. Stallkamp was appointed Vice Chairman and Chief Executive Officer of MSX International effective January 2000. He also serves on the Board of Directors for Kmart Corporation, Metaldyne, Inc., bVertical.com and Baxter International. Prior to joining MSX International, Mr. Stallkamp was Vice Chairman for DaimlerChrysler Corporation and also served as President of Chrysler Corporation from 1998. Prior to becoming President, Mr. Stallkamp served in various executive level positions during his 20-year career with Chrysler Corporation.

      John Risk has been President of the Engineering Services Division since May 11, 1998. Mr. Risk retired from Ford Motor Company in 1997 where, during his 33-year career, he made major contributions to the company in a variety of key appointments. Prior to joining MSXI, Mr. Risk was Director of the Small Car Vehicle Lines at Ford. In this capacity, he was responsible for all aspects of the Small Car Program activities in both Europe and the U.S.

      Frederick K. Minturn has been Executive Vice President and Chief Financial Officer since January 3, 1997. Mr. Minturn was Group Controller of MascoTech’s Automotive Operations from 1991 through December 1996 and was a Vice President of such group from 1994 through December 1996.

      Robert V. Carlson has been Senior Vice President of IT Staffing since June 2000. Prior to joining MSXI, Mr. Carlson was the Chief Operating Officer at Alternative Resources Corporation where he also served as a member of its Board of Directors. As Executive Vice President of Operations, Mr. Carlson was responsible for all revenue-producing operations including ARC’s 55 branch markets. He also served as Vice President of Marketing and Business Development, responsible for ARC’s national accounts, middle markets and solutions business. Prior to his tenure at ARC, Mr. Carlson held various positions in sales and marketing at GE Information Services, as well as positions at Automatic Data Processing and Computer Sciences Corporation.

      Jonathan K. Maples has been Senior Vice President of Business and Technology Services since May 2000. Prior to joining MSXI, Mr. Maples was the Vice President of Operations Planning for DaimlerChrylser Corporation. Throughout his career at DaimlerChrysler, he held several key positions, including: Vice President, Supplier Management; Executive Director, Supply; Manager, Procurement Strategy and Administration; Manager, Acustar Corporate Strategy and Supply; and Purchasing Agent.

      Richard M. Cashin, Jr. has been a director since January 3, 1997. Mr. Cashin was president of Citibank Venture Capital where he was employed from 1980 to 2000. Mr. Cashin is also a director of Delco Remy International, Inc., LifeStyle Furnishings International Ltd., Fairchild Semiconductor Corporation, FFC Holding, Inc., Euramax International, Plc, Titan Wheel International, Inc., Hoover Group Inc., Gerber Childrenswear Inc., and JAC Holding Corporation.

      David E. Cole has been a director since January 3, 1997. Dr. Cole was formerly the Director of the Office for the Study of Automotive Transportation (OSAT) at the University of Michigan’s Transportation Research Institute since 1978. He is currently the Director of the Center for Automotive Research at the Environmental Institute of Michigan. Dr. Cole is a director of Mechanical Dynamics Inc., Thyssen Krupp, U.S., Saturn Electronics & Engineering, Inc., and Plastech Inc. Dr. Cole is also a director of the Automotive Hall of Fame and is on the Board of Trustees of Hope College.

      Michael A. Delaney has been a director since January 3, 1997. Mr. Delaney has been a Managing Director of Citibank Venture Capital since 1997. Mr. Delaney is also a director of JAC Holding Corporation, ChipPAC, Inc., Palomar Technologies, Inc., Great Lakes Dredge & Dock, Inc., SC Processing, Inc., Fabri-Steel Products, Inc., Trianon Industries Corporation, Strategic Industries, Inc., and Delco Remy International, Inc.

      Lee M. Gardner has been a director since January 3, 1997. Mr. Gardner has served as President and Chief Operating Officer of MascoTech from 1992 to 2000. Since the November 2000 acquisition of MascoTech by Heartland Industrial Partners and the subsequent name change of the company to Metaldyne, Inc., Mr. Gardner has served as the President and Chief Executive Officer of the Diversified Industrial Group and as a director of Metaldyne, Inc.

      Richard A. Manoogian has been a director since January 3, 1997. Mr. Manoogian served as Chairman, Chief Executive Officer and a director of MascoTech (now Metaldyne, Inc.) from 1984 to 1998, as Chairman from 1998 to November 2000, and continues to serve as a director. Mr. Manoogian is also Chairman of the Board and Chief Executive Officer of Masco Corporation and a director of Bank One Corporation, Detroit Renaissance and The American Business Conference.

      Each of our directors holds office until a successor is elected and qualified or until such director’s earlier resignation or removal.

Item 11. Executive Compensation.

      Summary of Cash and Certain Other Compensation

      The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to MSXI for the last three fiscal years (except for certain bonus amounts, which are compensation for services rendered in the immediately preceding year) of (i) those persons who served as our Chief Executive Officer during fiscal 2000 and (ii) certain executive officers other than the Chief Executive Officer who were serving as executive officers of MSXI at the end of fiscal 2000 (collectively, the “Named Executive Officers”):

Summary Compensation Table

						Long-term
		Annual Compensation				Compensation

	Fiscal					Securities
	Year	Salary	Bonus	Other		Underlying
Name and Principal Position	Ended	($)	($)	Compensation($)		Options (#)

Erwin H. Billig	1/3/99	240,000	—	—		—

Chairman of the Board of Directors	1/2/00	246,666	120,000	—		—

	12/31/00	252,000	156,240	—		400,000

Thomas T. Stallkamp	1/3/99	—	—	—		—

Vice Chairman and Chief Executive	1/2/00	—	—	—		—

Officer	12/31/00	670,833	—	—		—

John Risk	1/3/99	174,667	—	—		—

President and Chief Operating	1/2/00	276,000	121,764	13,800	(1)	—

Officer, Engineering Operations	12/31/00	310,000	178,350	15,500	(1)	100,000

Frederick K. Minturn	1/3/99	212,500	20,000	105,128	(2)	—

Executive Vice President and	1/2/00	237,500	148,162	89,075	(2)	—

Chief Financial Officer	12/31/00	267,500	155,000	112,966	(2)	—

Jonathan K. Maples	1/3/99	—	—	—		—

Senior Vice President, Business and	1/2/00	—	—	—		—

Technology Services	12/31/00	183,667	—	20,391	(3)	100,000

(1)	Company match of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan.

(2)	Company match of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan totaling $10,625 in fiscal 1998, $11,875 in fiscal 1999 and $13,457 in fiscal 2000, combined with the value on the date of vesting of shares of common stock of MascoTech granted pursuant to MascoTech’s 1991 Stock Incentive Plan, being compensation for services prior to 1997.

(3)	Company match of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan and a $10,000 signing bonus effective upon hiring.

      Pursuant to our Deferred Compensation Plan, certain of our management employees have the option of deferring salary and bonus amounts up to a maximum amount of 10% of salary. In addition, deferred discretionary bonuses may be awarded to participants in the Deferred Compensation Plan. Such deferred amounts and company matches are credited to an account on the books of MSXI, which is credited annually with earnings. In 1998, 1999 and 2000, we matched five percent of the amount of salary deferred by participants in the Deferred Compensation Plan.

      At December 31, 2000, MSXI held a $3.0 million note receivable from Mr. Stallkamp. The loan has a 15-year term and bears interest at a rate of 6.77% per year. The loan requires the payment of interest each year, with the principal due at maturity or the occurrence of certain events. The loan is secured by a pledge to MSXI of shares of our Class A Common Stock purchased by Mr. Stallkamp.

Options Granted During Fiscal 2000

      The following table shows the stock options granted during fiscal 2000 to the executive officers named in the Summary Compensation Table. No options were granted under the MSX International, Inc. Stock Option Plan prior to fiscal 2000.

	Number of	% of Total			Potential Realizable Value
	Securities	Options			at Assumed Annual Rates
	Underlying	Granted in	Exercise		of Stock Price Appreciated
	Options granted	Fiscal	Price	Expiration	for Option Term (2)
Name	(#) (1)	Year	($/Sh.)	Date	5%	10%

Erwin H. Billig	400,000	49%	$4.50	8/10/2010	$877,903	$2,464,113

John Risk	100,000	12%	$7.50	10/1/2010	—	316,028

Jonathan K. Maples	100,000	12%	$5.00	10/1/2010	—	566,028

(1)	Non-qualified stock options granted during 2000 vest over five years and expire ten years from the effective date of grant. Non-qualified stock options granted to Mr. Billig vest automatically upon his termination of directorship or service with MSXI or upon the occurrence of certain other events, as defined. For all other options issued during 2000, if a grantee voluntarily terminates employment, their vested options continue to be exercisable for six months in the case of death or disability and for 30 days in all other cases.

(2)	Securities and Exchange Commission regulations require information as to the potential realizable value of each of these option grants assuming that the fair value of our stock appreciates in value from the date of grant to the end of the option term at annualized rates of five percent and ten percent. These amounts are based on assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend on overall market conditions and the future performance of MSXI. There can be no assurance that the amounts reflected in this table will be realized.

      Director Compensation

      Outside directors, who are not affiliated with MSXI or CVC, are entitled to receive $10,000 in annual compensation and $500 per meeting attended. For the year ended December 31, 2000, Dr. Cole and Mr. Cashin were the only outside directors compensated for their services.

      Employment Agreement

      Frederick K. Minturn. Effective as of January 3, 1997, MSXI entered into an employment agreement with Mr. Minturn to serve as Executive Vice President and Chief Financial Officer for an initial term of two years. The agreement automatically renews for successive one-year terms unless otherwise terminated in writing by either MSXI or Mr. Minturn. Mr. Minturn is entitled to an annual performance bonus pursuant to the Performance Incentive Plan described below. Mr. Minturn is also entitled to all other employee benefits maintained for officers and employees of the company. MSXI may terminate his employment upon death or disability. Either the company or Mr. Minturn may terminate the agreement, with or without cause (as defined therein). If the agreement is terminated without cause by the company or with good reason (as defined therein) by Mr. Minturn, MSXI will pay to Mr. Minturn the full base salary for the remainder of the term then in effect. The agreement also provides that, during the term of his employment, and thereafter for the greater of twelve months or the remainder of the then current term, Mr. Minturn will not, directly or indirectly, engage in certain activities competitive with the business of MSXI.

      Compensation Committee Interlocks and Insider Participation

      The members of the compensation committee are Messrs. Billig, Delaney and Gardner. Messrs. Billig and Delaney also serve on the compensation committee of Delco Remy International, Inc. The compensation committee recommended adoption of our Performance Incentive Plan to reflect MSXI’s compensation policy.

      Performance Incentive Plan

      We introduced the Performance Incentive Plan (“PIP”) in April 1998. Substantially all of our salaried employees, including most executive officers, are eligible to receive payments under PIP. PIP offers target awards based on a percentage of an employee’s annual base salary. Actual awards are based on individual as well as corporate and business unit performance. Under PIP, each of Mr. Minturn and Mr. Risk may receive a discretionary annual performance bonus of up to 87.5% of his annual base salary and Mr. Maples may receive an equivalent bonus of up to 70% of his annual base salary, depending on the degree to which MSXI meets or exceeds its target performance.

      Mr. Billig is eligible to receive discretionary annual bonuses as determined by the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table provides certain information regarding the beneficial ownership, as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), of MSXI’s common stock as of March 1, 2001 by (i) each stockholder known to us to be the beneficial owner of 5% or more of any class of MSXI’s voting securities, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. So far as is known to us, the persons named in the table below as beneficially owning the shares set forth therein have sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

	Amount
	Beneficially Owned		Percent of Class

	Class	Series A	Class	Series A
	A	Preferred	A	Preferred
Name of Beneficial Owner	Common	Stock	Common	Stock

Citicorp	15,158,666*	311,826	75.5%	86.6%

399 Park Avenue, 14th Floor New York, New York 10043

CCT Partners IV, L.P	1,093,534*	22,495	5.4%	6.2%

399 Park Avenue, 14th Floor New York, New York 10043

Erwin H. Billig(1)	600,000*	—	3.0%	—

275 Rex Blvd Auburn Hills, MI 48326

Thomas T. Stallkamp	600,000*	—	3.0%	—

275 Rex Blvd Auburn Hills, MI 48326

Frederick K. Minturn	300,000*	—	1.5%	—

275 Rex Blvd Auburn Hills, MI 48326

John Risk	200,000*	—	1.0%	—

275 Rex Blvd Auburn Hills, MI 48326

Richard M. Cashin, Jr.	216,800*	4,466	1.1%	1.2%

399 Park Avenue, 14th Floor New York, New York 10043

Michael A. Delaney	66,400*	1,367	0.3%	0.4%

399 Park Avenue, 14th Floor New York, New York 10043

All directors and executive officers as a group (6 persons)	1,983,200*	5,833	9.9%	1.6%

*	Consists of an equal number of shares of each of Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock and Series A-4 Common Stock (collectively, the “Class A Common Stock”)

(1)	In name of Billig Family Limited Partnership.

Item 13. Certain Relationships and Related Transactions.

      Amended and Restated Stockholders’ Agreement

      In March 2001, as a result of the sale by MascoTech, Inc. of its interest in MSXI, we amended and restated our stockholder’s agreement (the “Stockholders’ Agreement”) with CVC and its permitted transferees (together with CVC, the “Institutional Stockholders”) and certain executive officers and directors of MSXI (the “Management Stockholders” and, together with the Institutional Stockholders, the “Stockholders”). The Stockholders’ Agreement imposes certain restrictions on, and rights with respect to, the transfer of shares of MSXI’s Common Stock (as defined) and Series A Preferred Stock held by the Stockholders. The Stockholders’ Agreement also entitles the Stockholders to certain rights regarding corporate governance of MSXI, and to CVC the right to purchase its pro rata share in connection with the issuance of any new shares of Common Stock.

      The Stockholders’ Agreement sets forth conditions under which the parties may transfer their shares. The Stockholders’ Agreement provides for a right of first refusal in favor of MSXI in the event that any Stockholder (the “Selling Stockholder”) desires to transfer its shares of Common Stock pursuant to a bona fide third party offer or an involuntary transfer (as defined in the Stockholders’ Agreement). To the extent that we elect to purchase fewer than all of the shares proposed to be sold by such Selling Stockholder, the Stockholders’ Agreement provides for rights of first refusal on a pro rata basis in favor of the Institutional Stockholders. In the case of a bona fide third party offer, without the consent of the Selling Stockholders, neither MSXI nor the Institutional Stockholders may purchase any of the shares pursuant to the right of first refusal unless all such shares are purchased. If such Selling Stockholder is CVC, and such Selling Stockholder proposes to sell shares representing more than 25% of the outstanding shares of Common Stock on a fully diluted basis or if any Selling Stockholder proposes to transfer shares of Series A Preferred Stock, then such Selling Stockholder must also cause the buyer to give the other Stockholders an option to sell a pro rata number of their respective shares of the same class and on the same terms and conditions as the Selling Stockholder.

      In the event that a Management Stockholder’s shares of capital stock are subject to an involuntary transfer (such as a seizure pursuant to a judgement item or in connection with any voluntary or involuntary bankruptcy proceeding), the Stockholders’ Agreement grants similar rights to purchase such shares first to MSXI and then to the Institutional Stockholders, pro rata.

      If the Institutional Stockholders propose to sell or otherwise transfer for value to an unaffiliated third party 51% or more of their MSXI Common Stock or Series A Preferred Stock, the Institutional Stockholders have the right to require the other stockholders to sell or transfer a similar percentage of their Class A Common Stock, equity equivalents or Series A Preferred Stock, as applicable, to such party on the same terms. If the Institutional Stockholders propose the sale or other transfer for value of all or substantially all of the assets or business of MSX International to a third party, the Institutional Stockholders have the right to require the other stockholders to approve such transaction in their capacity as stockholders of MSXI. If the Institutional Stockholders propose to transfer Class A Common Stock representing 25% or more of the Class A Common Stock (on a fully-diluted basis), other than in a registered public offering or other permitted transactions, the other stockholders have the option to sell to the same offeree pursuant to tag-along rights a similar percentage of their Class A Common Stock or equity equivalents on the same terms. If any stockholder proposes to transfer any shares of Series A Preferred Stock, the other stockholders have the option to sell to the same offeree pursuant to tag along rights a similar percentage of their Series A Preferred Stock on the same terms.

      The Stockholders’ Agreement provides that the Board of Directors of MSXI shall consist of seven members consisting of four nominees of CVC, one nominee of the Management Stockholders and two disinterested directors.

      Amended and Restated Registration Rights Agreement

      Pursuant to the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), the Institutional Stockholders are entitled to require MSXI to effect a public offering of Common Stock underwritten on a firmly committed basis which (taken together with all other similar previous offerings) raises at least $50 million of aggregate net proceeds to MSXI or results in at least 25% of the Common Stock on a fully-diluted basis being sold. The Institutional Stockholders (as a group) are entitled to three long-form registrations and unlimited short-form registrations on demand, in each case at the expense of MSXI (other than underwriting commissions and discounts). The other stockholders are entitled to include shares of Common Stock in these registrations, subject to a right of first priority in favor of the Institutional Stockholders and customary underwriters’ cutback rights. The Institutional Stockholders and all other stockholders are entitled to include, at the expense of MSXI, their shares of Common Stock in any primary registrations initiated by MSXI or any secondary registration on behalf of other stockholders requested by such stockholders on a pro-rata basis, subject to customary underwriters cutback rights.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Listing of Documents.

(1)	Financial Statements. MSXI’s Consolidated Financial Statements included under Item 8 hereof, as required for the three fiscal years ended December 31, 2000, consist of the following:

Consolidated Balance Sheets Consolidated Statements of Income Consolidated Statements of Cash Flows Consolidated Statements of Shareholders’ Deficit Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule.

(i)	The Financial Statement Schedule appended hereto, as required for the fiscal years ended January 3, 1999, January 2, 2000, and December 31, 2000 consists of the following:

II. Valuation and Qualifying Accounts

(3)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of MSXI.

3.2	Amended and Restated By-laws of MSXI.(1)

4.1	Indenture dated as of January 15, 1998 by and between MSXI, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11-3/8% Senior Subordinated Notes due 2008.(1)

4.2	Form of Exchange Notes.(1)

4.3	Registration Agreement dated as of January 16, 1998 by and among MSXI, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc.(1)

10.1	Amended and Restated Stockholders’ Agreement.

10.2	Amended and Restated Registration Rights Agreement.

10.3	Master Vendor Agreement dated as of August 31, 1997 between MSXI and Ford Motor Company (“Ford”).(1)

10.4	Master Supply Agreement dated as of August 31, 1997 between MSXI and Ford.(1)

10.5	CVC Subscription Agreement dated as of January 3, 1997 between MSXI and CVC.(1)

10.6	Management Subscription Agreement dated as of January 3, 1997 between MSXI and certain executive officers of MSXI.(1)

10.7	Deferred Compensation Plan.(1)

10.8	MSX International, Inc. 2000 Stock Option Plan.

10.9	Employment Agreement dated as of January 3, 1997 between MSXI and Frederick K. Minturn.(1)

10.10	Stock Purchase Agreement dated as of July 25, 1997 between MSX International (Holdings), Inc. and Ford.(1)

10.11	Acquisition Agreement dated as of November 12, 1996 among MSXI, MascoTech and ASG Holdings Inc. (1)

10.12	Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and Lexstra International, Inc. and Lexus Temporaries, Inc.(2)

10.13	Stock Purchase Agreement dated as of December 22, 1998 between MSX Engineering Services, Inc. and MegaTech Engineering, Inc. (3)

10.14	Stock Purchase Agreement dated as of September 17, 1999 between MSX Engineering Services, Inc. and Chelsea Computer Consultants, Inc.(4)

10.15	Amended and Restated Credit Agreement dated as of November 30, 1999 between MSX International, Inc., the Borrowing Subsidiaries, and Bank One NA. (5)

10.16	Stock Purchase Agreement dated as of August 6, 1999 between MSX International Holding Ltd. and Satiz S.p.A. (6)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of MSXI.

(1)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 filed July 21, 1998 (Amendment No. 3).

(2)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed November 11, 1998.

(3)	Incorporated by reference to the Exhibits filled with MSX International’s Current Report on Form 8-K filed June 30, 1999.

(4)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed October 26, 1999.

(5)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 24, 2000.

(6)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 14, 2000.

      (b) Reports on Form 8-K.

           A Current Report on Form 8-K was filed on December 13, 2000 reporting the sale of certain MSXI
           Class A Common Stock and Series A Preferred Stock under Item 5. Other Information.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSX INTERNATIONAL, INC.

By: /s/ Frederick K. Minturn

Frederick K. Minturn

Executive Vice President and Chief Financial Officer

March 9, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Vice Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Frederick K. Minturn Frederick K. Minturn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Erwin H. Billig Erwin H. Billig	Chairman of the Board of Directors

/s/ Richard M. Cashin, Jr Richard M. Cashin, Jr	Director

/s/ David E. Cole David E. Cole	Director	March 9, 2001

/s/ Michael A. Delaney Michael A. Delaney	Director

/s/ Lee M. Gardner Lee M. Gardner	Director

/s/ Richard A. Manoogian Richard A. Manoogian	Director

FINANCIAL STATEMENT SCHEDULES
PURSUANT TO ITEM 14(a)(2) of Form 10-K
ANNUAL REPORT to the SECURITIES AND EXCHANGE COMMISSION
For the fiscal year ended December 31, 2000

Schedule, as required for the three fiscal years ended December 31, 2000:

Page

II	Valuation and Qualifying Accounts	F-2

F-1

MSX INTERNATIONAL, INC.
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Three Fiscal Years Ended December 31, 2000

Column A	Column B	Column C		Column D	Column E

		Additions

		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning of	to costs	to Other		End of
Description	Period	and Expenses	Accounts	Deductions	Period

			(A)	(B)
Allowance for doubtful accounts deducted from accounts receivable in the balance:

2000	$2,031,157	$1,005,876	$80,000	$1,084,613	$2,032,420

1999	$3,475,556	$964,494	$319,975	$2,728,868	$2,031,157

1998	$1,218,075	$662,289	$2,016,206	$421,004	$3,475,556

(A)	Allowances of companies acquired in fiscal 1998, 1999 and 2000.

(B)	Doubtful accounts charged off, net of recoveries. Deductions for fiscal 1999 include $2.1 million of reserves for receivables which were not acquired in certain 1997 and 1998 business combinations.

F-2

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of MSXI.

10.1	Amended and Restated Stockholders’ Agreement.

10.2	Amended and Restated Registration Rights Agreement.

10.8	MSX International, Inc. 2000 Stock Option Plan.

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of MSXI.