Form 10-Q
period 2001-04-01
MSX INTERNATIONAL INC
filed 2001-05-16
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 333-49821

MSX International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3323099

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Rex Boulevard, Auburn Hills, Michigan	48326

(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

MSX INTERNATIONAL, INC.
INDEX

PART I.    FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of April 1, 2001 and December 31, 2000

	April 1,
	2001	December 31,
	(Unaudited)	2000

	(dollars in thousands)
ASSETS

Current assets:

Cash and cash equivalents	$4,571	$4,686

Accounts receivable, net (Note 3)	307,083	321,733

Inventory	3,441	3,189

Prepaid expenses and other assets	12,071	8,578

Deferred income taxes, net	3,086	3,209

Total current assets	330,252	341,395

Property and equipment, net	41,935	40,959

Goodwill and other intangibles, net of accumulated amortization of $12,931 and $11,395, respectively	172,718	172,091

Other assets	23,338	18,774

Deferred income taxes, net	4,803	3,810

Total assets	$573,046	$577,029

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:

Notes payable and current portion of long-term debt (Note 4)	$11,656	$13,170

Accounts payable and drafts	163,802	176,569

Accrued payroll and benefits	21,774	30,561

Other accrued liabilities	68,171	71,017

Total current liabilities	265,403	291,317

Long-term debt (Note 4)	272,553	253,676

Long-term deferred compensation and other liabilities	11,245	10,406

Total liabilities	549,201	555,399

Minority interests	1,208	1,092

Redeemable Series A Preferred Stock (Note 5)	36,000	36,000

Shareholders’ deficit:

Common Stock, $.01 par value, 200,000,000 aggregate shares of Class A and Class B Common Stock authorized; 20,080,800 and 20,400,600 shares of Class A Common Stock issued and outstanding, respectively	201	204

Additional paid-in-capital	(21,769)	(21,705)

Note receivable from officer	(3,000)	(3,000)

Accumulated other comprehensive loss	(14,176)	(15,641)

Retained earnings	25,381	24,680

Total shareholders’ deficit	(13,363)	(15,462)

Total liabilities and shareholders’ deficit	$573,046	$577,029

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
for the fiscal quarters ended April 1, 2001 and April 2, 2000

	Fiscal Quarter Ended

	April 1,	April 2,
	2001	2000

	(in thousands)
Net sales	$256,637	$247,965

Cost of sales	224,445	212,805

Gross profit	32,192	35,160

Selling, general and administrative expenses	21,243	20,087

Amortization of goodwill and other intangibles	1,604	1,102

Operating income	9,345	13,971

Interest expense, net	6,928	6,911

Income before income taxes, minority interests and equity in net losses of affiliates	2,417	7,060

Income tax provision	1,015	2,928

Minority interests and equity in net losses of affiliates, net of taxes	(202)	82

Net income	$1,200	$4,214

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal quarters ended April 1, 2001 and April 2, 2000

	Fiscal Quarter Ended

	April 1,	April 2,
	2001	2000

	(in thousands)
Cash flows from operating activities:

Net income	$1,200	$4,214

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Minority interests and equity in net losses of affiliates	202	(82)

Depreciation	3,920	3,864

Amortization	1,882	1,365

Deferred taxes	(870)	993

Loss on sale/disposal of property and equipment	—	19

(Increase) decrease in receivables, net	14,650	(4,238)

(Increase) decrease in inventory	(252)	(295)

(Increase) decrease in prepaid expenses and other assets	(3,491)	(2,472)

Increase (decrease) in current liabilities	(25,347)	4,739

Other, net	237	(144)

Net cash provided by (used for) operating activities	(7,869)	7,963

Cash flows from investing activities:

Capital expenditures	(4,999)	(4,465)

Acquisition of businesses, net of cash acquired	(11,348)	(32,613)

Proceeds from sale/disposal of equipment	4	55

Other, net	(14)	(662)

Net cash used for investing activities	(16,357)	(37,685)

Cash flows from financing activities:

Proceeds from issuance of debt	—	25,000

Repayment of debt	(1,313)	(980)

Debt issuance costs	(7)	(160)

Changes in revolving debt, net	18,677	6,485

Changes in book overdrafts, net	5,657	1,056

Repurchase of common stock	(4,178)	—

Sale of common stock	3,612	—

Net cash provided by financing activities	22,448	31,401

Effect of foreign exchange rate changes on cash and cash equivalents	1,663	(1,258)

Cash and cash equivalents:

Increase (decrease) for the period	(115)	421

Balance, beginning of period	4,686	6,879

Balance, end of period	$4,571	$7,300

The accompanying notes are an integral part of the consolidated financial statements

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars in thousands unless otherwise stated)

1. Organization and Basis of Presentation:

      The accompanying financial statements represent the consolidated assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries (“MSXI”). We are principally engaged in the business of providing engineering services, information technology (“IT”) and professional staffing services, and business and technology services primarily to automobile manufacturers and suppliers in the United States and Europe. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.

      All intercompany transactions and balances between subsidiaries of MSXI have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters ended April 1, 2001 and April 2, 2000 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

2. Acquisitions of Businesses:

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

      The terms of certain of our acquisition agreements from prior years provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity’s future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity’s financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded, when earned, as additional purchase price. In this regard, we recorded additional consideration during fiscal 2000 and 2001, related to prior year acquisitions, which resulted in additional goodwill capitalization. Additional goodwill is amortized over the remaining amortization period.

      The operating results of acquired companies have been included in our consolidated operating results from the date of acquisition. The proforma effects of the CSR acquisition would not be materially different from reported results for the periods presented.

3. Accounts Receivable:

      Accounts receivable include the portion of our billings for purchasing support services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $67.7 million as of April 1, 2001 and $68.5 million as of April 2, 2000. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

Debt:

      Debt is comprised of the following:

	Interest Rates at		Outstanding at

	April 1,	December 31,	April 1,	December 31,
	2001	2000	2001	2000

Senior Subordinated Notes	11.375%	11.375%	$130,000	$130,000

Credit Facility, as amended and restated:

Revolving line of credit notes	6.56-7.22%	7.47-9.75%	26,181	19,964

Swingline notes	7.00-8.25%	7.53-9.00%	22,060	7,712

Term notes	6.91-9.46%	8.21-9.69%	99,937	101,250

Satiz Facility	5.64%	5.73%	5,397	6,392

Other	7.75%	7.50-8.00%	634	1,528

			284,209	266,846

Less current portion			11,656	13,170

Total long-term debt			$272,553	$253,676

      As of April 1, 2001, $48.2 million was outstanding under the revolving credit portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.

5. Redeemable Series A Preferred Stock:

      We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of April 1, 2001 and December 31, 2000, 360,000 shares of our Redeemable Series A Preferred Stock are issued and outstanding. Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of April 1, 2001, we have not declared or paid any dividends. Dividends accumulated but not declared totaled about $23.0 million as of April 1, 2001.

6. Comprehensive Income:

      Our comprehensive income was:

	Fiscal Quarter Ended

	April 1,	April 2,
	2001	2000

Net income	$1,200	$4,214

Other comprehensive loss - foreign currency translation adjustments	1,465	(1,702)

Comprehensive income	$2,665	$2,512

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

7. Segment Information:

      MSXI is a global provider of technology driven business services to the automotive and other industries. We group our services into three service line categories: engineering services, information technology (“IT”) and professional staffing services, and business and technology services. Due to the similar characteristics of our service lines, including the nature of our service offerings, processes supporting the delivery of our services, our customers, and our marketing and sales processes, our operations have been aggregated following the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 for segment reporting purposes.

      The following is a summary of our net sales by service line:

	Fiscal Quarter Ended

	April 1,	April 2,
	2001	2000

Engineering Services	$142,818	$143,805

IT and Professional Staffing Services	46,010	35,136

Business & Technology Services	67,809	69,024

Total net sales	$256,637	$247,965

      We evaluate performance based on earnings before interest and taxes (EBIT), including the Michigan Single Business Tax, as defined. A reconciliation of consolidated EBIT to consolidated income before income taxes, minority interests and equity in net losses of affiliates is as follows:

	Fiscal Quarter Ended

	April 1,	April 2,
	2001	2000

Total EBIT before minority interests and equity in net losses of affiliates	$10,384	$15,413

Interest expense	(6,928)	(6,911)

Michigan Single Business Tax and other similar taxes	(1,039)	(1,442)

Consolidated income before taxes, minority interests and equity in net losses of affiliates	$2,417	$7,060

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

8. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of April 1, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$—	$315	$4,256	$—	$4,571

Accounts receivable, net	19	190,653	116,411	—	307,083

Inventory	—	2,342	1,099	—	3,441

Prepaid expenses and other assets	230	5,997	5,844	—	12,071

Deferred income taxes, net	—	2,770	316	—	3,086

Total current assets	249	202,077	127,926	—	330,252

Property and equipment, net	—	20,113	21,822	—	41,935

Goodwill and other intangibles, net	—	131,797	40,921	—	172,718

Investment in subsidiaries	170,717	89,105	5,326	(252,843)	12,305

Other assets	6,297	4,387	349	—	11,033

Deferred income taxes, net	—	1,635	3,168	—	4,803

Total assets	$177,263	$449,114	$199,512	$(252,843)	$573,046

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Notes payable and current portion of long-term debt	$5,625	$—	$6,031	$—	$11,656

Accounts payable and drafts	—	114,625	49,177	—	163,802

Accrued liabilities	175	59,365	30,405	—	89,945

Total current liabilities	5,800	173,990	85,613	—	265,403

Long-term debt	251,366	10,196	10,991	—	272,553

Intercompany accounts	(102,540)	89,713	12,827	—	—

Long-term deferred compensation and other liabilities	—	4,498	6,747	—	11,245

Total liabilities	154,626	278,397	116,178	—	549,201

Minority interests	—	—	1,208	—	1,208

Redeemable Series A Preferred Stock	36,000	—	—	—	36,000

Shareholders’ equity (deficit)	(13,363)	170,717	82,126	(252,843)	(13,363)

Total liabilities and shareholders’ equity (deficit)	$177,263	$449,114	$199,512	$(252,843)	$573,046

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

8. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$—	$569	$4,117	$—	$4,686

Accounts receivable, net	171	198,403	123,159	—	321,733

Inventory	—	1,867	1,322	—	3,189

Prepaid expenses and other assets	262	4,837	3,479	—	8,578

Deferred income taxes, net	—	2,770	439	—	3,209

Total current assets	433	208,446	132,516	—	341,395

Property and equipment, net	—	19,770	21,189	—	40,959

Goodwill and other intangibles, net	—	132,914	39,177	—	172,091

Investment in subsidiaries	163,697	80,666	5,523	(242,417)	7,469

Other assets	6,569	4,252	484	—	11,305

Deferred income taxes, net	—	1,635	2,175	—	3,810

Total assets	$170,699	$447,683	$201,064	$(242,417)	$577,029

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Notes payable and current portion of long-term debt	$5,250	$—	$7,920	$—	$13,170

Accounts payable and drafts	—	126,198	50,371	—	176,569

Accrued liabilities	6,431	65,340	29,807	—	101,578

Total current liabilities	11,681	191,538	88,098	—	291,317

Long-term debt	230,554	10,196	12,926	—	253,676

Intercompany accounts	(92,074)	78,312	13,762	—	—

Long-term deferred compensation and other liabilities	—	3,940	6,466	—	10,406

Total liabilities	150,161	283,986	121,252	—	555,399

Minority interests	—	—	1,092	—	1,092

Redeemable Series A Preferred Stock	36,000	—	—	—	36,000

Shareholders’ equity (deficit)	(15,462)	163,697	78,720	(242,417)	(15,462)

Total liabilities and shareholders’ equity (deficit)	$170,699	$447,683	$201,064	$(242,417)	$577,029

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

8. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the fiscal quarters ended April 1, 2001 and April 2, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended April 1, 2001:

Net sales	$—	$160,250	$100,957	$(4,570)	$256,637

Cost of sales	—	137,998	91,017	(4,570)	224,445

Gross profit	—	22,252	9,940	—	32,192

Selling, general and administrative expenses	—	15,422	5,821	—	21,243

Amortization of goodwill and other intangibles	—	1,170	434	—	1,604

Operating income	—	5,660	3,685	—	9,345

Interest income (expense), net	(6,898)	73	(103)	—	(6,928)

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	(6,898)	5,733	3,582	—	2,417

Income tax provision (benefit)	(2,538)	2,121	1,432	—	1,015

Minority interests and equity in net losses of affiliates, net of taxes	5,560	1,948	(202)	(7,508)	(202)

Net income	$1,200	$5,560	$1,948	$(7,508)	$1,200

Fiscal Quarter Ended April 2, 2000:

Net sales	$—	$157,125	$94,486	$(3,646)	$247,965

Cost of sales	—	132,297	84,154	(3,646)	212,805

Gross profit	—	24,828	10,332	—	35,160

Selling, general and administrative expenses	—	14,108	5,979	—	20,087

Amortization of goodwill and other intangibles	—	865	237	—	1,102

Operating income	—	9,855	4,116	—	13,971

Interest income (expense), net	(6,508)	409	(812)	—	(6,911)

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	(6,508)	10,264	3,304	—	7,060

Income tax provision (benefit)	(2,372)	3,826	1,474	—	2,928

Minority interests and equity in net losses of affiliates, net of taxes	8,350	1,912	82	(10,262)	82

Net income	$4,214	$8,350	$1,912	$(10,262)	$4,214

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

8. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended April 1, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:

Net income	$1,200	$5,560	$1,948	$(7,508)	$1,200

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Equity in earnings of subsidiaries	(5,560)	(1,948)	202	7,508	202

Depreciation	—	2,002	1,918	—	3,920

Amortization	278	1,170	434	—	1,882

Deferred taxes	—	—	(870)	—	(870)

Loss on sale/disposal of property and equipment	—	—	—	—	—

(Increase) decrease in receivables, net	153	7,750	6,747	—	14,650

(Increase) decrease in inventory	—	(475)	223	—	(252)

(Increase) decrease in prepaid expenses and other assets	32	(1,159)	(2,364)	—	(3,491)

Increase (decrease) in current liabilities	(6,256)	(17,418)	(1,673)	—	(25,347)

Other, net	—	347	(110)	—	237

Net cash provided by (used for) operating activities	(10,153)	(4,171)	6,455	—	(7,869)

Cash flows from investing activities:

Capital expenditures	—	(2,249)	(2,750)	—	(4,999)

Acquisition of businesses, net of cash acquired	—	(10,902)	(446)	—	(11,348)

Proceeds from sale/disposal of equipment	—	4	—	—	4

Other, net	—	(14)	—	—	(14)

Net cash used for investing activities	—	(13,161)	(3,196)	—	(16,357)

Cash flows from financing activities:

Intercompany	(10,466)	11,400	(934)	—	—

Transactions with subsidiaries	(1,460)	(1,616)	148	2,928	—

Proceeds from issuance of debt	—	—	—	—	—

Repayment of debt	(1,313)	—	—	—	(1,313)

Debt issuance costs	(7)	—	—	—	(7)

Changes in revolving debt, net	22,501	—	(3,824)	—	18,677

Changes in book overdrafts, net	—	5,830	(173)	—	5,657

Repurchase of common stock	(566)	(3,612)	—	—	(4,178)

Sale of common stock	—	3,612	—	—	3,612

Net cash provided by (used for) financing activities	8,689	15,614	(4,783)	2,928	22,448

Effect of foreign exchange rate changes on cash and cash equivalents	1,464	1,464	1,663	(2,928)	1,663

Cash and cash equivalents:

Increase (decrease) for the period	—	(254)	139	—	(115)

Balance, beginning of period	—	569	4,117	—	4,686

Balance, end of period	$—	$315	$4,256	$—	$4,571

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

8. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended April 2, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:

Net income	$4,214	$8,350	$1,912	$(10,262)	$4,214

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Equity in earnings of subsidiaries	(8,350)	(1,912)	(82)	10,262	(82)

Depreciation	—	2,450	1,414	—	3,864

Amortization	263	865	237	—	1,365

Deferred taxes	—	664	329	—	993

Loss on sale/disposal of property and equipment	—	1	18	—	19

(Increase) decrease in receivables, net	(20)	(9,074)	4,856	—	(4,238)

(Increase) decrease in inventory	—	(438)	143	—	(295)

(Increase) decrease in prepaid expenses and other assets	32	(2,260)	(244)	—	(2,472)

Increase (decrease) in current liabilities	10,976	(12,726)	6,456	33	4,739

Other, net	—	(153)	9	—	(144)

Net cash provided by (used for) operating activities	7,115	(14,233)	15,048	33	7,963

Cash flows from investing activities:

Capital expenditures	—	(1,506)	(2,959)	—	(4,465)

Acquisition of businesses, net of cash acquired	—	(21,227)	(11,386)	—	(32,613)

Proceeds from sale/disposal of equipment	—	45	10	—	55

Other, net	—	(662)	—	—	(662)

Net cash used for investing activities	—	(23,350)	(14,335)	—	(37,685)

Cash flows from financing activities:

Intercompany	(46,886)	43,223	3,663	—	—

Transactions with subsidiaries	2,220	(9,156)	10,439	(3,503)	—

Proceeds from issuance of debt	25,000	—	—	—	25,000

Repayment of debt	(937)	(43)	—	—	(980)

Debt issuance costs	(160)	—	—	—	(160)

Changes in revolving debt, net	15,350	674	(9,539)	—	6,485

Changes in book overdrafts, net	—	3,989	(2,933)	—	1,056

Net cash provided by (used for) financing activities	(5,413)	38,687	1,630	(3,503)	31,401

Effect of foreign exchange rate changes on cash and cash equivalents	(1,702)	(1,702)	(1,324)	3,470	(1,258)

Cash and cash equivalents:

Increase (decrease) for the period	—	(598)	1,019	—	421

Balance, beginning of period	—	873	6,006	—	6,879

Balance, end of period	$—	$275	$7,025	$—	$7,300

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net Sales.

      Consolidated net sales increased $8.6 million, or 3.5%, from $248.0 million during the first quarter of fiscal 2000 to $256.6 million during the first quarter of fiscal 2001. Fiscal 2001 sales were negatively impacted by declines in foreign currency exchange rates in many of the countries in which we operate. The net impact of declining exchange rates during the first quarter of fiscal 2001 was to reduce net sales by about $7.3 million compared to the first quarter of fiscal 2000. Before the impact of foreign currency exchange rate fluctuations, consolidated net sales for the first quarter of fiscal 2001 increased about $15.9 million, or 6%, over fiscal 2000. The increase in net sales, before the impact of foreign currency exchange rate fluctuations, includes favorable sales of $11.9 million from companies acquired early in fiscal 2000 and sales growth from existing businesses totaling about $4.0 million.

      Sales of our engineering services decreased $1.0 million, or less than 1%, compared to fiscal 2000. The decrease reflects a drop in value added sales volumes and price reductions from certain customers partially offset by an increase in subcontract and material volumes. Sales of our IT and professional staffing services increased $10.9 million, or 31.0%, including $11.9 million of incremental sales from companies acquired in early fiscal 2000. Excluding the impact of acquisitions, sales decreased about $1.0 million. Sales of our business and technology services decreased $1.2 million, or 1.8%, compared to fiscal 2000. The decrease reflects volume reductions due to the divestiture of certain non-core operations during fiscal 2000 and the impact of price reductions from certain customers. Sales to non-automotive customers increased to 20.0% of total sales for the first quarter of fiscal 2001 compared to 15.2% for the first quarter of fiscal 2000. The increase reflects our continued efforts to diversify our customer base beyond the automotive markets.

      Operating Income

      Our consolidated operating income and changes in operating income for the periods presented were:

	Fiscal Quarter Ended
			Change
	April 1,	April 2,
	2001	2000	$	%

	(dollars in thousands)
Operating income	$9,345	$13,971	$(4,626)	(33.1%)

% of net sales	3.6%	5.6%	n/a	n/a

      Overall, operating income decreased during the first quarter of fiscal 2001 due to reduced gross profits and increased spending required to position the company for future growth. Gross profit, as a percentage of sales, decreased to 12.5% for the first quarter of fiscal 2001 compared to 14.2% for the first quarter of fiscal 2000. The decrease is primarily due to unfavorable sales mix and price reductions. Specifically, engineering labor sales decreased during the quarter while subcontractor and material sales increased, resulting in a lower margin mix. In addition, decreased IT staffing permanent placement fees, which generate strong margins, and pricing pressures from the automotive sector further reduced gross profits.

      Selling, general and administrative expenses, as a percentage of net sales, were 8.3% during the first quarter of fiscal 2001 compared to 8.1% in the comparable period of fiscal 2000. The increase includes additional costs incurred during the first quarter of fiscal 2001 to develop our service offerings and sales efforts within our developing vertical markets. Through these efforts we are positioning ourselves to grow our service offerings and customer reach within the areas of collaborative engineering, quality relationship management, human capital management and supply chain management. These increased costs were partially offset by decreased incentive compensation expense and Michigan single business tax during the first quarter of 2001.

Net Income

      Net income for the first quarter of fiscal 2001 decreased by $3.0 million, from $4.2 million in fiscal 2000 to $1.2 million in fiscal 2001. The decrease in net income reflects our lower operating income as well as an increase in minority interest expense and equity in net losses of our affiliates. Interest expense remained constant despite incremental average borrowings due to a decrease in interest rates year over year. Minority interests and equity in net losses of affiliates primarily represents the portion of Satiz S.r.l. (an Italian subsidiary) earnings attributable to the minority owner and equity in net losses of CADFORM-MSX Engineering GmbH.

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

      Operating Activities. Net cash used for operating activities was $(7.9) million for the first quarter of fiscal 2001 compared to net cash provided by operations of $8.0 million during fiscal 2000, a decrease of $15.8 million. Cash used during the first quarter of fiscal 2001 primarily reflects the impact of certain pass through payments related to our purchasing support services amounting to about $20 million which were paid prior to quarter end. Excluding the impact of the pass through payments, cash provided by operations improved year over year due to improvements in managed working capital.

      Investing Activities. Net cash used for investing activities decreased $21.3 million from $37.7 million for the fiscal three months ended April 2, 2000 to $16.4 million for the fiscal three months ended April 1, 2001. Cash used to acquire businesses of $32.6 million during fiscal 2000 primarily relates to the acquisition of four companies from Corporate Staffing Resources, Inc. during February 2000 as detailed in Note 2 of our consolidated financial statements. Cash used to acquire businesses of $11.3 million during fiscal 2001 includes the acquisition of a minority investment in MTE Groups L.L.C. and the payment of contingent consideration related to certain prior year acquisitions. MTE is a certified minority enterprise offering tooling manufacturing, prototype design and build services, and placement services to automotive manufacturers and suppliers.

      Financing Activities. Net cash provided by financing activities decreased $9.0 million from $31.4 million for the fiscal three months ended April 2, 2000 to $22.4 million for the fiscal three month period ended April 1, 2001. Financing requirements during the fiscal three months ended April 1, 2001 decreased consistent with the reduction in funds required to acquire companies, after giving effect to the impact of certain pass through payments made prior to quarter end. Financing activities during the first quarter of fiscal 2000 included the issuance of an additional $25 million in term notes as discussed below.

      Available Financing Sources

      During the first quarter of 2000, the seven-year institutional term note, with principal outstanding of $50 million as of January 2, 2000, was increased to $75 million pursuant the terms of our amended and restated credit facility. Upon completion of the syndication of the credit facility, our total borrowing capacity increased to $205 million. Proceeds from the additional term debt were used to repay amounts outstanding under the revolving credit portion of the credit facility. Cash paid to repurchase stock, net of proceeds from the sale of stock, represents the retirement of shares owned by a former employee of the company. As of April 1, 2001, $49.3 million was available for potential future borrowing under the revolving credit portion of our amended and restated credit facility.

Forward — Looking Statements

      This report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, the Company’s leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, the Company’s ability to recruit and place qualified personnel, risks associated with its acquisition strategy, and employment liability risk.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

      On March 30, 2001 a subsidiary of MSX International, Inc. completed a sale of unregistered securities to certain directors and members of management. The securities were sold in units with each unit comprised of MSX International Inc.’s Series A Preferred Stock, par value $0.01 per share, and Class A Common Stock, par value $0.01 per share. In total, 9,936 shares of Series A Preferred Stock and 482,400 shares of Class A Common Stock were sold. The shares of Series A Preferred Stock and Class A Common Stock, which comprised the units sold, were acquired from Citicorp, our majority stockholder, at a price equal to the price at which the units were offered to management. The proceeds of $3.6 million were wholly used to pay the purchase price of the shares acquired from Citicorp. These securities were not registered with the Securities and Exchange Commission or the securities commission of any state or jurisdiction. They were offered pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

None

(b) Reports on Form 8-K:

None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2001

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn

Frederick K. Minturn

Executive Vice President and

Chief Financial Officer

(Chief accounting officer
and authorized signatory)