Form 10-Q
period 2001-07-01
MSX INTERNATIONAL INC
filed 2001-08-14
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-49821

MSX International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3323099 (I.R.S. Employer Identification No.)

275 Rex Boulevard, Auburn Hills, Michigan (Address of principal executive offices)	48326 (Zip Code)

(248) 299-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of July 1, 2001 and December 31, 2000

	July 1,
	2001	December 31,
	(Unaudited)	2000

	(dollars in thousands)

ASSETS

Current assets:

Cash and cash equivalents	$6,206	$4,686

Accounts receivable, net (Note 3)	287,126	317,458

Inventory	7,469	7,464

Prepaid expenses and other assets	10,258	8,578

Deferred income taxes, net	3,731	3,209

Total current assets	314,790	341,395

Property and equipment, net	39,475	40,959

Goodwill and other intangibles, net of accumulated amortization of $14,465 and $11,395, respectively	171,355	172,091

Other assets	23,398	18,774

Deferred income taxes, net	4,511	3,810

Total assets	$553,529	$577,029

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:

Notes payable and current portion of long-term debt (Note 4)	$16,336	$13,170

Accounts payable and drafts	159,049	176,569

Accrued payroll and benefits	20,162	30,561

Other accrued liabilities	75,515	71,017

Total current liabilities	271,062	291,317

Long-term debt (Note 4)	248,444	253,676

Long-term deferred compensation liabilities and other	10,998	10,406

Total liabilities	530,504	555,399

Minority interests	1,364	1,092

Redeemable Series A Preferred Stock (Note 5)	36,000	36,000

Shareholders’ deficit:

Common Stock, $.01 par value, 200,000,000 aggregate shares of Class A and Class B Common Stock authorized; 20,080,800 and 20,400,600 shares of Class A Common Stock issued and outstanding, respectively	201	204

Additional paid-in-capital	(21,769)	(21,705)

Note receivable from officer	(3,000)	(3,000)

Accumulated other comprehensive loss (Note 6)	(17,406)	(15,641)

Retained earnings	27,635	24,680

Total shareholders’ deficit	(14,339)	(15,462)

Total liabilities and shareholders’ deficit	$553,529	$577,029

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
for the fiscal quarters and fiscal six months ended July 1, 2001 and July 2, 2000

	Fiscal Quarter Ended		Fiscal Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

		(in thousands)

Net sales (Note 7)	$241,921	$269,512	$498,558	$517,477

Cost of sales	209,424	230,913	433,869	443,718

Gross profit	32,497	38,599	64,689	73,759

Selling, general and administrative expenses	18,685	21,642	39,928	41,729

Amortization of goodwill and other intangibles	1,508	1,398	3,112	2,500

Operating income	12,304	15,559	21,649	29,530

Interest expense, net	7,556	7,659	14,484	14,570

Income before income taxes, minority interests, and equity in net losses of affiliates	4,748	7,900	7,165	14,960

Income tax provision	1,946	3,222	2,961	6,150

Less minority interests and equity in net losses of affiliates, net of taxes	548	548	750	466

Net income	$2,254	$4,130	$3,454	$8,344

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal six months ended July 1, 2001 and July 2, 2000

	Fiscal Six Months Ended

	July 1,	July 2,
	2001	2000

	(in thousands)

Cash flows from operating activities:

Net income	$3,454	$8,344

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Minority interests and equity in net losses of affiliates	750	466

Depreciation	8,058	8,566

Amortization	3,671	3,032

Deferred taxes	(1,223)	4,326

Loss on sale/disposal of property and equipment	—	80

(Increase) decrease in receivables, net	30,332	22,388

(Increase) decrease in inventory	(5)	(80)

(Increase) decrease in prepaid expenses and other assets	(1,680)	(1,231)

Increase (decrease) in current liabilities	(17,111)	8,826

Other, net	(899)	(1,906)

Net cash provided by operating activities	25,347	52,811

Cash flows from investing activities:

Capital expenditures	(7,374)	(8,367)

Acquisition of businesses, net of cash received	(11,519)	(57,747)

Proceeds from sale/disposal of equipment	104	113

Other, net	97	761

Net cash used for investing activities	(18,692)	(65,240)

Cash flows from financing activities:

Proceeds from issuance of debt	—	25,000

Repayment of debt	(2,625)	(1,917)

Debt issuance costs	(12)	(178)

Changes in revolving debt, net	559	(9,467)

Changes in book overdraft, net	(1,621)	1,369

Repurchase of common stock	(4,178)	—

Sale of common stock	3,612	—

Net cash provided by (used for) financing activities	(4,265)	14,807

Effect of foreign exchange rate changes on cash and cash equivalents	(870)	(2,620)

Cash and cash equivalents:

Increase (decrease) for the period	1,520	(242)

Balance, beginning of period	4,686	6,879

Balance, end of period	$6,206	$6,637

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

      All intercompany transactions and balances between subsidiaries of MSXI have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal six months ended July 1, 2001 and July 2, 2000 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 2001.

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

3. Accounts Receivable:

      Accounts receivable include the portion of our billings for purchasing support services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $57.3 million as of July 1, 2001 and $82.5 million as of December 31, 2000. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

4. Debt:

      Debt is comprised of the following:

	Interest Rates at		Outstanding at

	July 1,	December 31,	July 1,	December 31,
	2001	2000	2001	2000

Senior Subordinated Notes	11.375%	11.375%	$130,000	$130,000

Credit Facility, as amended and restated:

Revolving line of credit notes	5.81 - 7.28%	7.47 - 9.75%	22,510	19,964

Swingline notes	6.78 - 7.75%	7.53 - 9.00%	3,275	7,712

Term notes	6.21 - 7.01%	8.21 - 9.69%	98,625	101,250

Satiz Facility	5.47%	5.73%	9,301	6,392

Other debt	5.47 - 7.75%	7.50 - 8.00%	1,069	1,528

			264,780	266,846

Less current portion			16,336	13,170

Total long-term debt			$248,444	$253,676

      As of July 1, 2001, $25.8 million was outstanding under the revolving and swingline portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.

5. Redeemable Series A Preferred Stock:

      We are authorized to issue up to 1,500,000 shares of preferred stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of July 1, 2001 and December 31, 2000, 360,000 shares of our Redeemable Series A Preferred Stock are issued and outstanding. Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of July 1, 2001, we have not declared or paid any dividends. Dividends accumulated but not declared totaled about $24.8 million as of July 1, 2001.

6. Comprehensive Income:

      Our comprehensive income was:

	Fiscal Quarter Ended		Fiscal Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Net income	$2,254	$4,130	$3,454	$8,344

Other comprehensive loss -

Foreign currency translation adjustments	(3,230)	(2,284)	(1,765)	(3,986)

Comprehensive income	$(976)	$1,846	$1,689	$4,358

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

      The following is a summary of our net sales by service line:

	Fiscal Quarter Ended		Fiscal Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Engineering Services	$130,127	$141,966	$272,945	$285,771

IT and Professional Staffing Services	42,090	51,921	88,100	87,056

Business and Technology Services	69,704	75,625	137,513	144,650

Total net sales	$241,921	$269,512	$498,558	$517,477

      We evaluate performance based on earnings before interest and taxes (EBIT), including the Michigan Single Business Tax and other similar taxes, as defined. A reconciliation of consolidated EBIT to consolidated income before income taxes, minority interests and equity in net losses of affiliates is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Total EBIT before minority interests and equity in	$13,601	$16,895	$23,985	$32,308

net losses of affiliates

Interest expense	(7,556)	(7,659)	(14,484)	(14,570)

Michigan Single Business Tax and other similar taxes	(1,297)	(1,336)	(2,336)	(2,778)

Consolidated income before taxes, minority interests and equity in net losses of affiliates	$4,748	$7,900	$7,165	$14,960

8. Recent Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 during the first quarter of fiscal 2002.

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of July 1, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$3,259	$49	$2,898	$—	$6,206

Accounts receivable, net	70	161,873	125,183	—	287,126

Inventory	—	6,603	866	—	7,469

Prepaid expenses and other assets	198	4,818	5,242	—	10,258

Deferred income taxes, net	—	2,656	1,075	—	3,731

Total current assets	3,527	175,999	135,264	—	314,790

Property and equipment, net	—	19,148	20,327	—	39,475

Goodwill and other intangibles, net	—	130,820	40,535	—	171,355

Investment in subsidiaries	174,192	87,107	5,228	(254,624)	11,903

Other assets	6,024	5,194	277	—	11,495

Deferred income taxes, net	728	1,435	2,348	—	4,511

Total assets	$184,471	$419,703	$203,979	$(254,624)	$553,529

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Notes payable and current portion of long-term debt	$6,000	$—	$10,336	$—	$16,336

Accounts payable and drafts	—	113,291	45,758	—	159,049

Accrued liabilities	3,602	56,904	35,171	—	95,677

Total current liabilities	9,602	170,195	91,265	—	271,062

Long-term debt	225,429	10,196	12,819	—	248,444

Intercompany accounts	(72,217)	60,480	11,737	—	—

Long-term deferred compensation liabilities and other	—	4,640	6,358	—	10,998

Total liabilities	162,814	245,511	122,179	—	530,504

Minority interests	—	—	1,364	—	1,364

Redeemable Series A Preferred Stock	36,000	—	—	—	36,000

Shareholders’ equity (deficit)	(14,343)	174,192	80,436	(254,624)	(14,339)

Total liabilities and shareholders’ equity (deficit)	$184,471	$419,703	$203,979	$(254,624)	$553,529

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$—	$569	$4,117	$—	$4,686

Accounts receivable, net	171	194,128	123,159	—	317,458

Inventory	—	6,142	1,322	—	7,464

Prepaid expenses and other assets	262	4,837	3,479	—	8,578

Deferred income taxes, net	—	2,770	439	—	3,209

Total current assets	433	208,446	132,516	—	341,395

Property and equipment, net	—	19,770	21,189	—	40,959

Goodwill and other intangibles, net	—	132,914	39,177	—	172,091

Investment in subsidiaries	163,697	80,666	5,523	(242,417)	7,469

Other assets	6,569	4,252	484	—	11,305

Deferred income taxes, net	—	1,635	2,175	—	3,810

Total assets	$170,699	$447,683	$201,064	$(242,417)	$577,029

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Notes payable and current portion of long-term debt	$5,250	$—	$7,920	$—	$13,170

Accounts payable and drafts	—	126,198	50,371	—	176,569

Accrued liabilities		65,340	29,807	—	101,578

	6,431

Total current liabilities	11,681	191,538	88,098	—	291,317

Long-term debt	230,554	10,196	12,926	—	253,676

Intercompany accounts	(92,074)	78,312	13,762	—	—

Long-term deferred compensation liabilities and other	—	3,940	6,466	—	10,406

Total liabilities	150,161	283,986	121,252	—	555,399

Minority interests	—	—	1,092	—	1,092

Redeemable Series A Preferred Stock	36,000	—	—	—	36,000

Shareholders’ equity (deficit)	(15,462)	163,697	78,720	(242,417)	(15,462)

Total liabilities and shareholders’ Equity (deficit)	$170,699	$447,683	$201,064	$(242,417)	$577,029

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the fiscal quarters ended July 1, 2001 and July 2, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended July 1, 2001:

Net sales	$—	$147,881	$98,526	$(4,486)	$241,921

Cost of sales	—	125,079	88,831	(4,486	209,424

Gross profit	—	22,802	9,695	—	32,497

Selling, general and administrative expenses	—	13,070	5,615	—	18,685

Amortization of goodwill and other intangibles	—	1,167	341	—	1,508

Operating income	—	8,565	3,739	—	12,304

Interest income (expense), net	(7,060)	48	(544)	—	7,556

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(7,060)	8,613	3,195	—	4,748

Income tax provision (benefit)	(2,605)	3,187	1,364	—	1,946

Minority interests and equity in net losses of affiliates, net of taxes	6,709	1,283	(301)	(8,239)	(548)

Net income	$2,254	$6,709	$1,530	$(8,239)	$2,254

Fiscal Quarter Ended July 2, 2000:

Net sales	$—	$174,404	$99,252	$(4,144)	$269,512

Cost of sales	—	148,637	86,420	(4,144)	230,913

Gross profit	—	25,767	12,832	—	38,599

Selling, general and administrative expenses	—	14,798	6,844	—	21,642

Amortization of goodwill and other intangibles	—	1,115	283	—	1,398

Operating income	—	9,854	5,705	—	15,559

Interest income (expense), net	(7,254)	425	(830)	—	(7,659)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(7,254)	10,279	4,875	—	7,900

Income tax provision (benefit)	(2,555)	3,967	1,810	—	3,222

Minority interests and equity in net losses of affiliates, net of taxes	8,829	2,517	(548)	(11,346)	(548)

Net income	$4,130	$8,829	$2,517	$(11,346)	$4,130

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the fiscal six months ended July 1, 2001 and July 2, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Six Months Ended July 1, 2001:

Net sales	$—	$308,131	$199,483	$(9,056)	$498,558

Cost of sales	—	263,077	179,848	(9,056)	433,869

Gross profit	—	45,054	19,635	—	64,689

Selling, general and administrative expenses	—	28,492	11,436	—	39,928

Amortization of goodwill and other intangibles	—	2,337	775	—	3,112

Operating income	—	14,225	7,424	—	21,649

Interest income (expense), net	(13,958)	121	(647)	—	14,484

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(13,958)	14,346	6,777	—	7,165

Income tax provision (benefit)	(5,143)	5,308	2,796	—	2,961

Minority interests and equity in net Losses of affiliates, net of taxes	12,269	3,231	(503)	(15,747)	(750)

Net income	$3,454	$12,269	$3,478	$(15,747)	$3,454

Fiscal Six Months Ended July 2, 2000:

Net sales	$—	$331,529	$193,738	$(7,790)	$517,477

Cost of sales	—	280,934	170,574	(7,790)	443,718

Gross profit	—	50,595	23,164	—	73,759

Selling, general and administrative expenses	—	28,906	12,823	—	41,729

Amortization of goodwill and other intangibles	—	1,980	520	—	2,500

Operating income	—	19,709	9,821	—	29,530

Interest income (expense), net	(13,762)	834	(1,642)	—	(14,570)

Income (loss) before income taxes, minority interests, and equity in net Losses of affiliates	(13,762)	20,543	8,179	—	14,960

Income tax provision (benefit)	(4,927)	7,793	3,284	—	6,150

Minority interests and equity in net losses of affiliates, net of taxes	17,179	4,429	(466)	(21,608)	(466)

Net income	$8,344	$17,179	$4,429	$(21,608)	$8,344

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended July 1, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:

Net income	$3,454	$12,269	$3,478	$(15,747)	$3,454

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in earnings of subsidiaries	(12,269)	(3,231)	503	15,747	750

Depreciation	—	4,021	4,037	—	8,058

Amortization	559	2,337	775	—	3,671

Deferred taxes	(728)	314	(809)	—	(1,223)

Loss on sale/disposal of property and equipment	—	—	—	—	—

(Increase) decrease in receivables, net	102	32,255	(2,025)	—	30,332

(Increase) decrease in inventory	—	(461)	456	—	(5)

(Increase) decrease in prepaid expenses and other assets	63	19	(1,762)	—	(1,680)

Increase (decrease) in current liabilities	(2,828)	(13,763)	(520)	—	(17,111)

Other, net	—	(529)	(370)	—	(899)

Net cash provided by (used for) operating activities	(11,647)	33,231	3,763	—	25,347

Cash flows from investing activities:

Capital expenditures	—	(3,206)	(4,168)	—	(7,374)

Acquisition of businesses, net of cash received	—	(11,093)	(426)	—	(11,519)

Proceeds from sale/disposal of property and equipment	—	6	98	—	104

Other, net	—	97	—	—	97

Net cash used for investing activities	—	(14,196)	(4,496)	—	(18,692)

Cash flows from financing activities:

Intercompany	19,857	(17,832)	(2,025)	—	—

Transactions with subsidiaries	1,772	1,688	71	(3,531)	—

Proceeds from issuance of debt	—	—	—	—	—

Repayment of debt	(2,625)	—	—	—	(2,625)

Debt issuance costs	(12)	—	—	—	(12)

Changes in revolving debt, net	(1,750)	—	2,309	—	559

Changes in book overdraft, net	—	(1,642)	21	—	(1,621)

Repurchase of common stock	(566)	(3,612)	—	—	(4,178)

Sale of common stock	—	3,612	—	—	3,612

Net cash provided by (used for) financing activities	16,676	(17,786)	376	(3,531)	(4,265)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,770)	(1,769)	(862)	3,531	(870)

Cash and cash equivalents:

Increase (decrease) for the period	3,259	(520)	(1,219)	—	1,520

Balance, beginning of period	—	569	4,117	—	4,686

Balance, end of period	$3,259	$49	$2,898	$—	$6,206

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended July 2, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:

Net income	$8,344	$17,179	$4,429	$(21,608)	$8,344

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Equity in earnings of subsidiaries	(17,179)	(4,429)	466	21,608	466

Depreciation	—	5,070	3,496	—	8,566

Amortization	532	1,980	520	—	3,032

Deferred taxes	—	3,157	1,169	—	4,326

Loss on sale/disposal of property and equipment	—	71	9	—	80

(Increase) decrease in receivables, net	(70)	638	21,820	—	22,388

(Increase) decrease in inventory	—	(484)	404	—	(80)

(Increase) decrease in prepaid expenses and other assets	64	(358)	(937)	—	(1,231)

Increase (decrease) in current liabilities	11,126	10,771	(13,104)	33	8,826

Other, net	—	(436)	(1,470)	—	(1,906)

Net cash provided by operating activities	2,817	33,159	16,802	33	52,811

Cash flows from investing activities:

Capital expenditures	—	(2,742)	(5,625)	—	(8,367)

Acquisition of businesses, net of cash received	—	(39,660)	(18,087)	—	(57,747)

Proceeds from sale/disposal of equipment	—	22	91	—	113

Other, net	—	761	—	—	761

Net cash used for investing activities	—	(41,619)	(23,621)	—	(65,240)

Cash flows from financing activities:

Intercompany	(5,818)	3,721	2,097	—	—

Transactions with subsidiaries	3,986	(5,881)	10,437	(8,542)	—

Proceeds from issuance of debt	25,000	—	—	—	25,000

Repayment of debt	(1,875)	(42)	—	—	(1,917)

Debt issuance costs	(178)	—	—	—	(178)

Changes in revolving debt, net	(19,946)	10,196	283	—	(9,467)

Changes in book overdrafts, net	—	4,315	(2,946)	—	1,369

Net cash provided by financing activities	1,169	12,309	9,871	(8,542)	14,807

Effect of foreign exchange rate changes on cash and cash equivalents	(3,986)	(3,986)	(3,157)	8,509	(2,620)

Cash and cash equivalents:

Increase (decrease) for the period	—	(137)	(105)	—	(242)

Balance, beginning of period	—	873	6,006	—	6,879

Balance, end of period	$—	$736	$5,901	$—	$6,637

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net Sales

      Consolidated net sales were $241.9 million for the second quarter of fiscal 2001 compared to $269.5 during fiscal 2000, a decrease of $27.6 million, or 10.2%. Consolidated net sales for the first six months of fiscal 2001 decreased $18.9 million, or 3.7%, from $517.5 million in fiscal 2000 to $498.6 million in fiscal 2001. Fiscal 2001 sales continue to be negatively impacted by declines in foreign currency exchange rates in certain countries in which we operate. The net impact of declining exchange rates was to reduce consolidated net sales by $6.1 million and $13.3 million for the second quarter and first six months of fiscal 2001, respectively. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales decreased $21.5 million for the second quarter, and $5.6 million for the first six month of fiscal 2001. Sales to non-automotive customers increased to 20.5% of total sales for the first six months of fiscal 2001 compared to 17.1% for the first quarter of fiscal 2000. This increase reflects our continued efforts to diversify our customer base.

      Sales of our engineering services for the second quarter of fiscal 2001 decreased $11.8 million, or 8.3% compared to fiscal 2000. For the first six month of fiscal 2001, sales of engineering services decreased $12.8 million, or 4.5% compared to fiscal 2000. The decreases reflect reduced volumes of certain engineering services in the United Kingdom and North America in addition to reductions caused by declining foreign currency exchange rates. Reductions caused by declining volumes and exchange rate fluctuations were partially offset by an improved mix of services in North America. Sales of our IT and professional staffing services decreased $9.8 million, or 18.9% during the second quarter of fiscal 2001. For the first six months of fiscal 2001, sales of IT and professional staffing services increased $1.0 million, or 1.2%, compared to fiscal 2000. The increase, on a year to date basis, reflects the favorable impact of businesses acquired early in fiscal 2000, partially offset by decreased volumes in existing businesses. Sales of our business and technology services during the second quarter of fiscal 2001 decreased $5.9 million, or 7.8%, compared to fiscal 2000. For the first six months of fiscal 2001, sales of business and technology services were down $7.1 million, or 4.9% compared to fiscal 2000. The decrease resulted from declining foreign currency exchange rates and lower volumes due to the divestiture of a non-core business during fiscal 2000.

      Operating Income

      Our consolidated operating income for the periods presented was:

	July 1,	July 2,	Change

	2001	2000	$	%

		(dollars in thousands)
Fiscal Quarter:

Operating income	$12,304	$15,559	$(3,255)	(20.9%)

% of net sales	5.1%	5.8%	n/a	n/a

Fiscal Six Months:

Operating income	$21,649	$29,530	$(7,881)	(26.7%)

% of net sales	4.3%	5.7%	n/a	n/a

      Overall, operating income decreased during the second quarter and for the first six months of fiscal 2001 compared to fiscal 2000 due to reduced gross profits and increased spending required to position the company for future growth and expansion. Gross profit, as a percentage of sales, decreased to 13.4% for the second quarter and 13.0% for the first six months of fiscal 2001 compared to 14.3% for the comparable periods of fiscal 2000. The decline in gross margin resulted from unfavorable volumes, primarily in our engineering operations, unfavorable sales mix in our IT staffing operations, and added operating costs. The overall decline in our operating results is attributable to the general economic downturn, which has impacted demand for technical services in the automotive and telecommunications sectors. We cannot predict with certainty when economic conditions will improve and are taking steps to further diversify our business to other markets and customers while containing our operating costs.

      Selling, general and administrative expenses, as a percentage of net sales, were 7.7% during the second quarter of fiscal 2001 compared to 8.0% during the comparable period of fiscal 2000. For the first six months of fiscal 2001, selling, general and administrative expenses were 8.0% of net sales compared to 8.1% during the first six months of fiscal 2000. The decreases in selling, general and administrative expenses resulted from reductions in accrued incentive compensation totaling $2.8 million for the second quarter and $4.3 million for the first six months of fiscal 2001. After adjusting for decreased incentive compensation, selling general and administrative expenses increased on a year to date basis. The increased costs were incurred to develop our service offerings and sales efforts within our developing vertical markets.

      Interest Expense

      Interest expense decreased marginally from $7.7 million during the second quarter of fiscal 2000 to $7.6 million for the second quarter of 2001. For the first six months of fiscal 2001 interest expense was $14.5 million compared to $14.6 million in 2000. Interest expense improved during 2001, despite higher average borrowings required to fund acquisitions and investments, due to improvements in interest rates on our variable rate debt outstanding.

      Net Income

      As a result of the foregoing, net income for the second quarter of fiscal 2001 decreased $1.9 million, or 45.4%, from $4.1 million in 2000, to $2.2 million in 2001. Net income for the first six months of 2001 decreased $4.9 million, or 58.6%, from $8.3 million in 2000 to $3.4 million in 2001. Our effective income tax rate was constant during the quarter and six-month periods, while minority interests and equity losses increased on a year to date basis as a result of losses reported by our equity investees during the periods.

Liquidity and Capital Resources

      Cash Flows

      General.   Historically, our principal capital requirements are for the acquisition of businesses and investments, capital expenditures, and working capital to support growth. These requirements have been met through a combination of bank debt, issuance of subordinated notes and cash from operations. Cash balances in excess of amounts required to fund daily operations are used to pay down amounts outstanding under the revolving credit portion of our credit facility.

      We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 60-day period after the invoice date. However, in connection with our purchasing support services, we collect related receivables at approximately the same time we make payment to suppliers.

      Operating Activities.   Net cash provided by operating activities decreased by $27.5 million to $25.3 million for the first six months of fiscal 2001, compared to $52.8 million for the first six months of fiscal 2000. Cash provided by operations during fiscal 2000 included significant improvements in accounts receivable collections resulting from the transition of Satiz S.r.l., which was acquired in December 1999, into our cash management system. This reduction in Satiz accounts receivable resulted in a one time improvement in cash from operations of about $12 million during the first six months of fiscal 2000. Excluding the one-time improvements during fiscal 2000, cash provided by operations decreased from a combination of lower cash earnings and the net funding of accruals.

      Investing Activities.   Net cash used for investing activities decreased $46.5 million from $65.2 million for the first six months of fiscal 2000, to $18.7 million for the first six months of fiscal 2001. This included a decrease in cash used for business acquisitions of $46.2 million and a decrease of $1.0 million in capital expenditures. Cash used to acquire businesses during fiscal 2000 primarily relates to the acquisition of four companies from Corporate Staffing Resource, Inc. as detailed in Note 2 to our consolidated financial statements. Cash used to acquire businesses during fiscal 2001 includes the acquisition of a minority investment in MTE Groups LLC and the payment of contingent consideration related to certain prior year acquisitions. MTE is a certified minority enterprise offering tooling manufacturing, prototype design and build services, and placement services to automotive manufacturers and suppliers. Capital expenditures have declined commensurate with the decreased volumes of engineering and other services.

      Financing Activities.   Net cash used for financing activities during the first six months of fiscal 2001 was $4.3 compared to net cash provided by financing activities of $14.8 million during fiscal 2000. Financing requirements during the first six months of fiscal 2001 decreased consistent with the reduction in funds required to acquire companies. During the first quarter of fiscal 2001, a subsidiary of MSX International, Inc. completed a sale of unregistered securities to certain directors and members of management. The securities were sold in units with each unit comprised of MSX International Inc.’s Series A Preferred Stock, par value $0.01 per share, and Class A Common Stock, par value $0.01 per share. In total, 9,936 shares of Series A Preferred Stock and 482,400 shares of Class A Common Stock were sold. The shares of Series A Preferred Stock and Class A Common Stock, which comprised the units sold, were acquired from Citicorp, our majority stockholder, at a price equal to the price at which the units were offered to management. The proceeds of $3.6 million were wholly used to pay the purchase price of the shares acquired from Citicorp.

      Available Financing Sources

      Financing activities during fiscal 2000 included the issuance of an additional $25 million in term notes under our credit facility. During the first quarter of 2000, the seven-year institutional term note, with principal outstanding of $50 million as of January 2, 2000, was increased to $75 million pursuant the terms of our amended and restated credit facility. Upon completion of the syndication of the credit facility, our total borrowing capacity increased to $205 million. Proceeds from the additional term debt were used to repay amounts outstanding under the revolving credit portion of our credit facility. As of July 1, 2001, $71.9 million was available for potential future borrowings under the revolving credit portion of our amended and restated credit facility.

Forward — Looking Statements

      This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, the Company’s leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, the Company’s ability to recruit and place qualified personnel, risks associated with its acquisition strategy, and employment liability risk.

PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

None.

(b) Reports on Form 8-K:

None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2001

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn

Frederick K. Minturn

Executive Vice President and

Chief Financial Officer

(Chief accounting officer
and authorized signator