Form 10-Q
period 2001-09-30
MSX INTERNATIONAL INC
filed 2001-11-14
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

MSX INTERNATIONAL, INC.

INDEX

Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000	2

Consolidated Statements of Operations (Unaudited) for the Fiscal Quarters and Fiscal Nine-months Ended September 30, 2001 and October 1, 2000	3

Consolidated Statements of Cash Flows (Unaudited) for the Fiscal Nine-months Ended September 30, 2001 and October 1, 2000	4

Notes to Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	17

SIGNATURE	18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of September 30, 2001 and December 31, 2000

	September 30,
	2001	December 31,
	(Unaudited)	2000

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,728	$4,686
Accounts receivable, net (Note 3)	287,244	317,458
Inventory	7,173	7,464
Prepaid expenses and other assets	10,627	8,578
Deferred income taxes, net	3,576	3,209

Total current assets	312,348	341,395
Property and equipment, net	42,235	40,959
Goodwill and other intangibles, net of accumulated amortization of $16,071 and $11,395, respectively	171,734	172,091
Other assets	24,963	18,774
Deferred income taxes, net	5,309	3,810

Total assets	$556,589	$577,029

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 4)	$19,370	$13,170
Accounts payable and book overdrafts	149,265	176,569
Accrued payroll and benefits	20,575	30,561
Other accrued liabilities	61,225	71,017

Total current liabilities	250,435	291,317
Long-term debt (Note 4)	268,583	253,676
Long-term deferred compensation liabilities and other	11,656	10,406

Total liabilities	530,674	555,399
Minority interests	1,411	1,092
Redeemable Series A Preferred Stock (Note 5)	36,000	36,000
Shareholders’ deficit:
Common Stock, $.01 par value, 2,000,000 aggregate shares of Class A and Class B Common Stock authorized; 20,080,800 and 20,400,600 shares of Class A Common Stock issued and outstanding, respectively	201	204
Additional paid-in-capital	(21,769)	(21,705)
Note receivable from officer	(3,000)	(3,000)
Accumulated other comprehensive loss (Note 6)	(13,447)	(15,641)
Retained earnings	26,519	24,680

Total shareholders’ deficit	(11,496)	(15,462)

Total liabilities and shareholders’ deficit	$556,589	$577,029

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal nine-months ended September 30, 2001 and October 1, 2000

	Fiscal Quarter Ended		Fiscal Nine-months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

		(in thousands)
Net sales (Note 7)	$213,906	$256,732	$712,464	$774,209
Cost of sales	187,945	220,294	621,814	664,012

Gross profit	25,961	36,438	90,650	110,197
Selling, general and administrative expenses	18,571	20,208	58,499	61,937
Amortization of goodwill and other intangibles	1,548	1,563	4,660	4,063

Operating income	5,842	14,667	27,491	44,197
Interest expense, net	6,856	7,706	21,340	22,276

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(1,014)	6,961	6,151	21,921
Income tax provision (benefit)	(405)	3,063	2,556	9,213
Less minority interests and equity in net losses of affiliates, net of taxes	507	206	1,257	672

Net income (loss)	$(1,116)	$3,692	$2,338	$12,036

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal nine-months ended September 30, 2001 and October 1, 2000

	Fiscal Nine-months Ended

	September 30,	October 1,
	2001	2000

	(in thousands)
Cash flows from operating activities:
Net income	$2,338	$12,036
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests and equity in net losses of affiliates	1,257	672
Depreciation	12,352	12,881
Amortization	5,497	4,865
Deferred taxes	(1,866)	4,954
(Gain) loss on sale/disposal of property and equipment	46	(204)
Decrease in receivables, net	30,284	10,273
Decrease in inventory	291	254
Increase in prepaid expenses and other assets	(2,050)	(2,497)
Increase (decrease) in current liabilities	(40,586)	1,985
Other, net	(918)	(130)

Net cash provided by operating activities	6,645	45,089

Cash flows from investing activities:
Capital expenditures	(13,905)	(12,686)
Acquisition of businesses, net of cash acquired	(16,132)	(60,648)
Proceeds from sale/disposal of equipment	147	2,299
Other, net	44	610

Net cash used for investing activities	(29,846)	(70,425)

Cash flows from financing activities:
Proceeds from issuance of debt	—	25,000
Repayment of debt	(3,938)	(2,856)
Debt issuance costs	(28)	(243)
Changes in revolving debt, net	25,046	3,799
Changes in book overdraft, net	(778)	3,055
Repurchase of common stock	(4,178)	—
Sale of common stock	3,612	—

Net cash provided by financing activities	19,736	28,755

Effect of foreign exchange rate changes on cash and cash equivalents	2,507	(6,463)

Cash and cash equivalents:
Decrease for the period	(958)	(3,044)
Balance, beginning of period	4,686	6,879

Balance, end of period	$3,728	$3,835

The accompanying notes are an integral part of the consolidated financial statements

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars in thousands unless otherwise stated)

1. Organization and Basis of Presentation:

     The accompanying financial statements present the consolidated assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries (“MSXI”). MSXI combines innovative people, standardized processes and today’s technologies to deliver a collaborative, competitive advantage on a global basis. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.

     All intercompany transactions and balances between majority owned subsidiaries of MSXI have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal nine-months ended September 30, 2001 and October 1, 2000 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the presentation adopted in fiscal 2001.

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

     The operating results of acquired companies have been included in our consolidated operating results from the effective date of each acquisition. The pro forma effects of the CSR Acquisition would not be materially different from reported results for the periods presented.

     The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity’s future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity’s financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is generally recorded, when earned, as additional purchase price. In this regard, we recorded additional consideration during the first nine-months of fiscal 2001, related to prior year acquisitions, which resulted in additional goodwill capitalization of about $2.1 million. Additional goodwill is amortized over the remaining amortization period.

3. Accounts Receivable:

     Accounts receivable include the portion of our billings for purchasing support services attributable to services provided by our vendors that are passed on to our customers. These amounts totaled $72.9 million as of September 30, 2001 and $82.5 million as of December 31, 2000. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

4. Debt:

     Debt is comprised of the following:

	Interest Rates at		Outstanding at

	September 30,	December 31,	September 30,	December 31,
	2001	2000	2001	2000

Senior subordinated notes	11.375%	11.375%	$130,000	$130,000
Credit facility, as amended and restated:
Revolving line of credit notes	4.67-6.75%	7.47-9.75%	19,438	19,964
Swingline notes	5.44-7.50%	7.53-9.00%	28,208	7,712
Term notes	5.10-5.87%	8.21-9.69%	97,312	101,250
Satiz facility	4.60%	5.73%	11,581	6,392
Other debt	5.04-7.75%	7.50-8.00%	1,414	1,528

			287,953	266,846
Less current portion			19,370	13,170

Total long-term debt			$268,583	$253,676

     Effective September 30, 2001, our lending group approved the first amendment to our credit facility. The result of the amendment was to relax certain financial covenants through the end of fiscal 2002, and to clarify certain definitions and calculations included in the credit facility. Specifically, the required ratios of total debt to EBITDA, fixed charge coverage, and interest coverage were relaxed from their previous levels. Beginning in the first quarter of fiscal 2003, these ratio requirements will return to their previous levels. As part of the amendment the applicable spread over benchmark interest rates, applicable when the ratio of debt to EBITDA is above certain levels, was increased.

     As of September 30, 2001, $47.6 million was outstanding under the revolving and swingline portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility. The revolving credit portion of our credit facility expires on December 7, 2004.

5. Redeemable Series A Preferred Stock:

     We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of September 30, 2001 and December 31, 2000, 360,000 shares of our Redeemable Series A Preferred Stock are issued and outstanding. Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of September 30, 2001, we have not declared or paid any dividends. Dividends accumulated but not declared totaled about $26.7 million as of September 30, 2001.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
dollars in thousands unless otherwise stated)

6. Comprehensive Income:

     Our comprehensive income was:

	Fiscal Quarter Ended		Fiscal Nine-months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net income (loss)	$(1,116)	$3,692	$2,338	$12,036
Other comprehensive income (loss) - Foreign currency translation adjustments	3,959	(4,572)	2,194	(8,558)

Comprehensive income (loss)	$2,843	$(880)	$4,532	$3,478

7. Segment Information:

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

     The following is a summary of our net sales by service line:

	Fiscal Quarter Ended		Fiscal Nine-months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Engineering Services	$118,511	$139,955	$391,456	$424,405
IT and Professional Staffing Services	34,246	49,597	122,346	137,974
Business and Technology Services	61,149	67,180	198,662	211,830

Total net sales	$213,906	$256,732	$712,464	$774,209

     We evaluate performance based on earnings before interest and taxes (EBIT), including the Michigan Single Business Tax and other similar taxes, as defined. A reconciliation of consolidated EBIT to consolidated income (loss) before income taxes, minority interests, and equity in net losses of affiliates is as follows:

	Fiscal Quarter Ended		Fiscal Nine-months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Total EBIT before minority interests and equity in net losses of affiliates	$7,159	$16,114	$31,144	$48,422
Interest expense	(6,856)	(7,706)	(21,340)	(22,276)
Michigan Single Business Tax and other similar taxes	(1,317)	(1,447)	(3,653)	(4,225)

Consolidated income (loss) before taxes, minority interests, and equity in net losses of affiliates	$(1,014)	$6,961	$6,151	$21,921

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

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

9. Guarantor and Non-Guarantor Subsidiaries:

     In connection with our $130 million of senior subordinated notes outstanding, each of our significant domestic restricted subsidiaries, as defined in the related bond indenture (the “Guarantor Subsidiaries”), irrevocably and unconditionally guarantee MSXI’s performance as primary obligor. The following condensed consolidating financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries as set forth below. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined those would not provide material information to the holders of the senior subordinated notes.

     The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries, if any, on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued
(dollars in thousands unless otherwise stated)

     9.     Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of September 30, 2001

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$342	$3,386	$—	$3,728
Accounts receivable, net	120	169,575	117,549	—	287,244
Inventory	—	6,338	835	—	7,173
Prepaid expenses and other assets	166	5,606	4,855	—	10,627
Deferred income taxes, net	—	3,153	423	—	3,576

Total current assets	286	185,014	127,048	—	312,348
Property and equipment, net	—	21,842	20,393	—	42,235
Goodwill and other intangibles, net	—	129,928	41,806	—	171,734
Investment in subsidiaries	151,048	87,460	6,521	(232,078)	12,951
Other assets	5,760	5,958	294	—	12,012
Deferred income taxes, net	552	891	3,866	—	5,309

Total assets	$157,646	$431,093	$199,928	$(232,078)	$556,589

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$6,375	$—	$12,995	$—	$19,370
Accounts payable and book overdrafts	—	107,365	41,900	—	149,265
Accrued liabilities	8,000	45,494	28,306	—	81,800

Total current liabilities	14,375	152,859	83,201	—	250,435
Long-term debt	260,137	—	8,446	—	268,583
Intercompany accounts	(141,370)	122,528	18,842	—	—
Long-term deferred compensation				—
liabilities and other	—	4,658	6,998	—	11,656

Total liabilities	133,142	280,045	117,487	—	530,674
Minority interests	—	—	1,411	—	1,411
Redeemable Series A Preferred Stock	36,000	—	—	—	36,000
Shareholders’ equity (deficit)	(11,496)	151,048	81,030	(232,078)	(11,496)

Total liabilities and shareholders’ equity (deficit)	$157,646	$431,093	$199,928	$(232,078)	$556,589

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousand unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2000

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$569	$4,117	$—	$4,686
Accounts receivable, net	171	194,128	123,159	—	317,458
Inventory	—	6,142	1,322	—	7,464
Prepaid expenses and other assets	262	4,837	3,479	—	8,578
Deferred income taxes, net	—	2,770	439	—	3,209

Total current assets	433	208,446	132,516	—	341,395
Property and equipment, net	—	19,770	21,189	—	40,959
Goodwill and other intangibles, net	—	132,914	39,177	—	172,091
Investment in subsidiaries	145,970	79,309	5,523	(223,333)	7,469
Other assets	6,569	4,252	484	—	11,305
Deferred income taxes, net	—	1,635	2,175	—	3,810

Total assets	$152,972	$446,326	$201,064	$(223,333)	$577,029

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$5,250	$—	$7,920	$—	$13,170
Accounts payable and book overdrafts	—	126,198	50,371	—	176,569
Accrued liabilities	6,431	65,340	29,807	—	101,578

Total current liabilities	11,681	191,538	88,098	—	291,317
Long-term debt	230,554	10,196	12,926	—	253,676
Intercompany accounts	(109,801)	94,682	15,119	—	—
Long-term deferred compensation liabilities and other	—	3,940	6,466	—	10,406

Total liabilities	132,434	300,356	122,609	—	555,399
Minority interests	—	—	1,092	—	1,092
Redeemable Series A Preferred Stock	36,000	—	—	—	36,000
Shareholders’ equity (deficit)	(15,462)	145,970	77,363	(223,333)	(15,462)

Total liabilities and shareholders’ equity (deficit)	$152,972	$446,326	$201,064	$(223,333)	$577,029

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousand unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended September 30, 2001 and October 1, 2000

		Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended September 30, 2001:
Net sales	$—	$130,051	$87,829	$(3,974)	$213,906
Cost of sales	—	109,683	82,236	(3,974)	187,945

Gross profit	—	20,368	5,593	—	25,961
Selling, general and administrative expenses	—	12,592	5,979	—	18,571
Amortization of goodwill and other intangibles	—	1,168	380	—	1,548

Operating income	—	6,608	(766)	—	5,842
Interest income (expense), net	13,147	(17,893)	(2,110)	—	(6,856)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	13,147	(11,285)	(2,876)	—	(1,014)
Income tax provision (benefit)	4,888	(4,106)	(1,187)	—	(405)
Minority interests and equity in net losses of affiliates, net of taxes	(9,375)	(2,196)	(267)	11,331	(507)

Net loss	$(1,116)	$(9,375)	$(1,956)	$11,331	$(1,116)

Fiscal Quarter Ended October 1, 2000:
Net sales	$—	$160,986	$100,049	$(4,303)	$256,732
Cost of sales	—	136,624	87,973	(4,303)	220,294

Gross profit	—	24,362	12,076	—	36,438
Selling, general and administrative expenses	—	14,404	5,804	—	20,208
Amortization of goodwill and other intangibles	—	1,114	449	—	1,563

Operating income	—	8,844	5,823	—	14,667
Interest income (expense), net	13,120	(18,315)	(2,511)	—	(7,706)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	13,120	(9,471)	3,312	—	6,961
Income tax provision (benefit)	4,728	(2,645)	980	—	3,063
Minority interests and equity in net losses of affiliates, net of taxes	4,700	2,126	(206)	2,574	(206)

Net income (loss)	$3,692	$(4,700)	$2,126	$2,574	$3,692

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousand unless otherwise stated)

     9.     Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine-months ended September 30, 2001 and October 1, 2000

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Nine-months Ended September 30, 2001:
Net sales	$—	$438,182	$287,312	$(13,030)	$712,464
Cost of sales	—	372,760	262,084	(13,030)	621,814

Gross profit	—	65,422	25,228	—	90,650
Selling, general and administrative expenses	—	41,084	17,415	—	58,499
Amortization of goodwill and other intangibles	—	3,505	1,155	—	4,660

Operating income	—	20,833	6,658	—	27,491
Interest income (expense), net	(811)	(17,772)	(2,757)	—	(21,340)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(811)	3,061	3,901	—	6,151
Income tax provision (benefit)	(255)	1,202	1,609		2,556
Minority interests and equity in net losses of affiliates, net of taxes	2,894	1,035	(770)	(4,416)	(1,257)

Net income	$2,338	$2,894	$1,522	$(4,416)	$2,338

Fiscal Nine-months Ended October 1, 2000:
Net sales	$—	$492,515	$293,787	$(12,093)	$774,209
Cost of sales	—	417,558	258,547	(12,093)	664,012

Gross profit	—	74,957	35,240	—	110,197
Selling, general and administrative expenses	—	43,310	18,627	—	61,937
Amortization of goodwill and other intangibles	—	3,094	969	—	4,063

Operating income	—	28,553	15,644	—	44,197
Interest income (expense), net	(642)	(17,481)	(4,153)	—	(22,276)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(642)	11,072	11,491	—	21,921
Income tax provision (benefit)	(199)	5,148	4,264	—	9,213
Minority interests and equity in net losses of affiliates, net of taxes	12,479	6,555	(672)	(19,034)	(672)

Net income	$12,036	$12,479	$6,555	$(19,034)	$12,036

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousand unless otherwise stated)

9.     Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine-months ended September 30, 2001

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$2,338	$2,894	$1,522	$(4,416)	$2,338
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(2,894)	(1,035)	770	4,416	1,257
Depreciation	—	6,050	6,302	—	12,352
Amortization	837	3,505	1,155	—	5,497
Deferred taxes	(552)	361	(1,675)	—	(1,866)
(Gain) loss on sale/disposal of property and equipment	—	45	1	—	46
(Increase) decrease in receivables, net	51	24,623	5,610	—	30,284
(Increase) decrease in inventory	—	(196)	487	—	291
(Increase) decrease in prepaid expenses and other assets	95	(770)	(1,375)	—	(2,050)
Increase (decrease) in current liabilities	1,570	(32,001)	(10,155)	—	(40,586)
Other, net	—	(1,221)	303	—	(918)

Net cash provided by operating activities	1,445	2,255	2,945	—	6,645

Cash flows from investing activities:
Capital expenditures	—	(7,984)	(5,921)	—	(13,905)
Acquisition of businesses, net of cash acquired	—	(11,533)	(4,599)	—	(16,132)
Proceeds from sale/disposal of property and equipment	—	47	100	—	147
Other, net	—	44	—	—	44

Net cash used for investing activities	—	(19,426)	(10,420)	—	(29,846)

Cash flows from financing activities:
Intercompany	(31,564)	27,846	3,718	—	—
Transactions with subsidiaries	(2,184)	(2,220)	70	4,334	—
Repayment of debt	(3,938)	—	—	—	(3,938)
Debt issuance costs	(28)	—	—	—	(28)
Changes in revolving debt, net	34,646	(10,196)	596	—	25,046
Changes in book overdraft, net	—	(675)	(103)	—	(778)
Repurchase of common stock	(566)	(3,612)	—	—	(4,178)
Sale of common stock	—	3,612	—	—	3,612

Net cash provided by (used for) financing activities	(3,634)	14,755	4,281	4,334	19,736

Effect of foreign exchange rate changes on cash and cash equivalents	2,189	2,189	2,463	(4,334)	2,507

Cash and cash equivalents:
Decrease for the period	—	(227)	(731)	—	(958)
Balance, beginning of period	—	569	4,117	—	4,686

Balance, end of period	$—	$342	$3,386	$—	$3,728

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousand unless otherwise stated)

9.     Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine-months ended October 1, 2000

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$12,036	$12,479	$6,555	$(19,034)	$12,036
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(12,479)	(6,555)	672	19,034	672
Depreciation	—	7,297	5,584	—	12,881
Amortization	802	3,094	969	—	4,865
Deferred taxes	—	3,990	964	—	4,954
Loss on sale/disposal of property and equipment	—	(213)	9	—	(204)
(Increase) decrease in receivables, net	(121)	(17,148)	27,542	—	10,273
(Increase) decrease in inventory	—	11	243	—	254
(Increase) decrease in prepaid expenses and other assets	95	(1,610)	(982)	—	(2,497)
Increase (decrease) in current liabilities	7,087	9,102	(14,237)	33	1,985
Other, net	—	755	(885)	—	(130)

Net cash provided by operating activities	7,420	11,202	26,434	33	45,089

Cash flows from investing activities:
Capital expenditures	—	(5,036)	(7,650)	—	(12,686)
Acquisition of businesses, net of cash acquired	—	(41,589)	(19,059)	—	(60,648)
Proceeds from sale/disposal of property and equipment	—	2,191	108	—	2,299
Other, net	—	610	—	—	610

Net cash used for investing activities	—	(43,824)	(26,601)	—	(70,425)

Cash flows from financing activities:
Intercompany	(19,239)	15,601	3,638	—	—
Transactions with subsidiaries	(4,372)	8,583	11,695	(15,906)	—
Proceeds from issuance of debt	25,000	—	—	—	25,000
Repayment of debt, net	(2,812)	(44)	—	—	(2,856)
Debt issuance costs, net	(243)	—	—	—	(243)
Changes in revolving debt	2,804	10,196	(9,201)	—	3,799
Changes in book overdraft	—	6,211	(3,156)	—	3,055

Net cash provided by financing activities	1,138	40,547	2,976	(15,906)	28,755

Effect of foreign exchange rate changes on cash and cash equivalents	(8,558)	(8,558)	(5,220)	15,873	(6,463)

Cash and cash equivalents:
Decrease for the period	—	(633)	(2,411)	—	(3,044)
Balance, beginning of period	—	873	6,006	—	6,879

Balance, end of period	$—	$240	$3,595	$—	$3,835

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Sales

     Consolidated net sales were $213.9 million for the third quarter of fiscal 2001 compared to $256.7 million during fiscal 2000, a decrease of $42.8 million, or 16.7%. For the first nine-months of fiscal 2001, consolidated net sales totaled $712.5 million compared to $774.2 million in fiscal 2000, a decrease of $61.7 million, or 8.0%. Comparable fiscal 2001 sales continue to be negatively impacted by depressed foreign currency exchange rates in certain countries in which we operate. The net impact of year over year exchange rate changes was to reduce consolidated net sales by about $1.5 million and $14.9 million for the third quarter and first nine-months of fiscal 2001. Excluding the impact of foreign exchange rates, consolidated net sales decreased $41.3 million for the third quarter and $46.8 million for the first nine-months of fiscal 2001. Sales to non-automotive customers increased to 21.7% of total sales for the first nine-months of fiscal 2001 compared to 21.2% for the first nine-months of fiscal 2000 reflecting the economic slowdown in our automotive business.

     After adjusting for the impact of foreign exchange rates, the $41.3 million decrease in sales during the third quarter of fiscal 2001 is comprised of a $19.9 million decrease in sales of engineering services, a $15.3 million decrease in sales of IT and professional staffing services, and a $6.1 million decrease in sales of business and technology services. After adjusting for the impact of foreign exchange rates, the $46.8 million decrease in sales during the first nine-months of fiscal 2001 is comprised of a $23.8 million decrease in sales of engineering services, a $15.6 million decrease in sales of IT and professional staffing services, and a $7.4 million decrease in sales of business and technology services. The decrease in engineering sales reflects reduced volumes of engineering services in North America and Europe as our automotive customers have delayed the start of new development projects. Sales of IT and professional staffing services decreased during the third quarter due to reduced demand in North American markets for IT development and permanent placement services. Reductions in IT staffing volumes, on a year to date basis, were partially offset by the impact of businesses acquired during the first quarter of fiscal 2000. Sales of our business and technology services decreased as a result of lower volumes due to declines in our automotive business and the divestiture of a non-core business during fiscal 2000.

     Operating Income

     Our consolidated operating income and changes in operating income for the periods presented were:

			Change
	September 30,	October 1,
	2001	2000	$	%

		(dollars in thousands)
Fiscal Quarter:
Operating income	$5,842	$14,667	$(8,825)	(60.2%)
% of net sales	2.7%	5.7%	n/a	n/a
Fiscal Nine-months:
Operating income	$27,491	$44,197	$(16,706)	(37.8%)
% of net sales	3.9%	5.7%	n/a	n/a

     Gross profit, as a percentage of sales, decreased to 12.1% for the third quarter of fiscal 2001 compared to 14.2% during fiscal 2000. For the first nine-months of fiscal 2001, gross profit as a percentage of sales was 12.7% compared to 14.2% during fiscal 2001. The decreases in gross margin reflect the pricing pressures and unfavorable volumes in our engineering and IT staffing operations resulting in less favorable absorption of fixed and indirect costs.

     Overall, operating income decreased during the third quarter and first nine-months of fiscal 2001 due to reduced sales volumes, pricing pressures and costs incurred to position the company for future growth and expansion. The overall decline in our operating results is attributable to the general economic downturn, which has impacted demand for technical services in the automotive and telecommunications sectors. We cannot predict with certainty when economic conditions will improve and have taken steps to reduce our cost structure commensurate with the current levels of business. Our current cost reduction efforts will primarily impact fiscal 2002 results. In addition, we are also taking steps to further diversify our business to other markets and customers.

     Selling, general and administrative expenses, as a percentage of net sales, were 8.7% during the third quarter of fiscal 2001 compared to 7.9% during the comparable period of fiscal 2000. For the first nine-months of fiscal 2001, selling, general and administrative expenses were 8.2% of net sales compared to 8.0% during the first nine-months of fiscal 2000. The increases as a percentage of sales reflect the impact of lower volumes during fiscal 2001, particularly in the third quarter. Overall, selling, general and administrative expenses decreased in comparison to last year reflecting reductions in incentive compensation totaling $0.8 million and $5.1 million for the quarter and nine-months, respectively. After adjusting for reductions in incentive compensation, selling, general and administrative expenses increased on a year to date basis. The increased costs were incurred to develop our service offerings and sales efforts within our developing vertical markets.

     Interest Expense

     Interest expense decreased $0.8 million, from $7.7 million during the third quarter of fiscal 2000 to $6.9 million for the third quarter of 2001. For the first nine-months of fiscal 2001, interest expense was $21.3 million compared to $22.3 million in 2000, a decrease of $1.0 million. The improvement resulted from decreases in interest rates on our variable rate debt outstanding. Improvements in interest rates were partially offset by increases in average borrowings outstanding required to fund acquisitions and investments.

     Net Income

     The net loss for the third quarter of fiscal 2001 was $1.1 million, compared to net income of $3.7 million in fiscal 2000. Net income for the first nine-months of fiscal 2001 decreased $9.7 million, or 80.8%, from $12.0 million in fiscal 2000 to $2.3 million in fiscal 2001. The decreases reflect lower operating earnings and increased equity losses during the periods. Our effective income tax rate, for the first nine-months of fiscal 2001, was 41.6% versus 42.0% for the first nine-months of fiscal 2000. Minority interests and equity losses increased on a year to date basis as a result of losses reported by our equity investees during the periods. Our equity investees are experiencing the same pricing pressures and volume reductions that are impacting our business.

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

     Operating Activities. Net cash provided by operating activities decreased $38.5 million to $6.6 million for the fiscal nine-months ended September 30, 2001, compared to cash provided by operating activities of $45.1 million for the fiscal nine-months ended October 1, 2000. Cash provided by operations during fiscal 2000 included significant improvements in accounts receivable collections resulting from the transition of Satiz S.r.l., which was acquired in December 1999, into our cash management system. This reduction in Satiz accounts receivable resulted in a one time improvement in cash from operations of about $12 million during the first nine-months of fiscal 2000. Excluding the one-improvements during fiscal 2000, cash provided by operations decreased about 26.4 million year over year. The decrease reflects lower year over cash earnings and decreased working capital during the period.

     Investing Activities. Net cash used for investing activities decreased $40.6 million, from $70.4 million for the first nine-months of fiscal 2000, to $29.8 million for the first nine-months of fiscal 2001. The decrease includes a reduction in cash used for business acquisitions of $44.6 million and an increase of $1.2 million in capital expenditures. Cash used to acquire businesses during 2000 primarily related to the acquisition of four companies from Corporate Staffing Resources, Inc. during February as detailed in Note 2 of our consolidated financial statements. The increase in capital expenditures represents cash required to maintain current programs and additional costs required for future programs and services.

     Financing Activities. Net cash provided by financing activities decreased $9.1 million from $28.8 million for the first nine-months of fiscal 2000, to $19.7 million for the first nine-months of fiscal 2001. Financing requirements during the first nine-months of fiscal 2001 decreased consistent with the reductions in funds required to acquire companies. During the first quarter of fiscal 2001, a subsidiary of MSX International, Inc. completed a sale of unregistered securities to certain directors and members of management. The securities were sold in units with each unit comprised of MSX International Inc.’s Series A Preferred Stock, par value $0.01 per share, and Class A Common Stock, par value $0.01 per share. In total, 9,936 shares of Series A Preferred Stock and 482,400 shares of Class A Common Stock were sold. The shares of Series A Preferred Stock and Class A Common Stock, which comprised the units sold, were acquired from Citicorp, our majority stockholder, at a price equal to the price at which the units were offered to management. The entire proceeds of $3.6 million were used to pay the purchase price of the shares acquired from Citicorp.

     Available Financing Sources

     During the first quarter of 2000, the seven-year institutional term note, with principal outstanding of $50 million as of January 2, 2000, was increased to $75 million pursuant the terms of our amended and restated credit facility. Upon completion of the syndication of the credit facility, our total borrowing capacity increased to $205 million. Proceeds from the additional term debt were used to repay amounts outstanding under the revolving credit portion of our credit facility. As of September 30, 2001, $50.0 million was available for potential future borrowings under the revolving credit portion of our amended and restated credit facility. See note 4 of our consolidated financial statements for a description of recent changes made to our credit facility.

Forward-Looking Statements

     This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These factors include, but are not limited to, MSXI’s leverage, its reliance on major customers in the automotive industry, the degree and nature of competition, MSXI’s ability to recruit and place qualified personnel, risks associated with its acquisition strategy, and employment liability risk.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits:
10.17 First Amendment to Amended and Restated Credit Agreement
	(b)	Reports on Form 8-K:
None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001

MSX INTERNATIONAL, INC. (Registrant)

By: /s/ Frederick K. Minturn Frederick K. Minturn Executive Vice President and Chief Financial Officer

(Chief accounting officer
and authorized signatory)

Exhibit Index

Exhibit	Description

10.17	First Amendment to Amended and Restated Credit Agreement