Form 10-Q
period 2002-03-31
MSX INTERNATIONAL INC
filed 2002-05-15
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-49821

MSX International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3323099 (I.R.S. Employer Identification No.)

22335 W. Eleven Mile, Southfield, Michigan (Address of principal executive offices)	48034 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of March 31, 2002 and December 30, 2001

	March 31,
	2002	December 30,
	(Unaudited)	2001

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,502	$4,924
Accounts receivable, net (Note 4)	252,718	252,008
Inventory	9,005	6,916
Prepaid expenses and other assets	10,504	8,011
Deferred income taxes, net	3,724	3,477

Total current assets	280,453	275,336
Property and equipment, net	44,161	42,977
Goodwill, net (Note 3)	128,362	170,491
Other assets	15,743	22,608
Deferred income taxes, net	13,192	2,970

Total assets	$481,911	$514,382

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 5)	$17,544	$15,785
Accounts payable and drafts	151,049	153,645
Accrued payroll and benefits	22,105	23,946
Other accrued liabilities	54,389	55,450

Total current liabilities	245,087	248,826
Long-term debt (Note 5)	243,864	230,869
Long-term deferred compensation and other liabilities	11,769	12,977

Total liabilities	500,720	492,672
Minority interests	805	1,197
Redeemable Series A Preferred Stock (Note 6)	35,945	36,000
Shareholders’ deficit:
Common Stock, $.01 par value, 200,000,000 aggregate shares of Class A and Class B Common Stock authorized; 20,054,000 and 20,080,800 shares of Class A Common Stock issued and outstanding, respectively	201	201
Additional paid-in-capital	(21,879)	(21,769)
Note receivable from officer	(3,000)	(3,000)
Accumulated other comprehensive loss	(17,329)	(15,603)
Retained earnings (deficit)	(13,552)	24,684

Total shareholders’ deficit	(55,559)	(15,487)

Total liabilities and shareholders’ deficit	$481,911	$514,382

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters ended March 31, 2002 and April 1, 2001

	Fiscal Quarter Ended

	March 31,	April 1,
	2002	2001

	(in thousands)
Net sales	$205,473	$256,637
Cost of sales	179,235	224,445

Gross profit	26,238	32,192
Selling, general and administrative expenses	19,728	21,243
Amortization of goodwill (Note 3)	—	1,604

Operating income	6,510	9,345
Interest expense, net	6,261	6,928

Income before income taxes, minority interests and equity in net losses of affiliates	249	2,417
Income tax provision	101	1,015
Less minority interests and equity in net losses of affiliates, net of taxes	238	202

Income (loss) before cumulative effect of accounting change for goodwill impairment	(90)	1,200
Cumulative effect of accounting change for goodwill impairment, net of taxes of $9,745 (Note 3)	(38,102)	—

Net income (loss)	$(38,192)	$1,200

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal quarters ended March 31, 2002 and April 1, 2001

	Fiscal Quarter Ended

	March 31,	April 1,
	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(38,192)	$1,200
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	38,102	—
Minority interests and equity in net losses of affiliates	238	202
Depreciation	4,517	3,920
Amortization, including goodwill	382	1,882
Deferred taxes	(790)	(870)
Loss on sale/disposal of property and equipment	148	—
(Increase) decrease in receivables, net	5,351	14,650
(Increase) decrease in inventory	(2,089)	(252)
(Increase) decrease in prepaid expenses and other assets	(2,421)	(3,491)
Increase (decrease) in current liabilities	(3,354)	(25,347)
Other, net	(1,016)	237

Net cash provided by (used for) operating activities	876	(7,869)

Cash flows from investing activities:
Capital expenditures	(2,030)	(4,999)
Acquisition of businesses, net of cash acquired	(2,714)	(11,348)
Proceeds from sale/disposal of equipment	61	4
Other, net	1,925	(14)

Net cash used for investing activities	(2,758)	(16,357)

Cash flows from financing activities:
Repayment of debt	(3,003)	(1,313)
Debt issuance costs	(11)	(7)
Changes in revolving debt, net	14,108	18,677
Changes in book overdrafts, net	(8,152)	5,657
Repurchase of common and preferred stock	(209)	(4,178)
Sale of common and preferred stock	—	3,612

Net cash provided by financing activities	2,733	22,448

Effect of foreign exchange rate changes on cash and cash equivalents	(1,273)	1,663

Cash and cash equivalents:
Decrease for the period	(422)	(115)
Balance, beginning of period	4,924	4,686

Balance, end of period	$4,502	$4,571

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

     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters ended March 31, 2002 and April 1, 2001 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

2. Acquisitions of Businesses:

     Effective January 1, 2002, we completed the acquisition of selected assets and liabilities of Draupner Associates AB in Gottenberg, Sweden for a total purchase price at closing of about $2.4 million, with an additional amount payable contingent on the achievement of an annual earnings target. Draupner’s principal business is digital documentation and translation services for the automotive and related industries. Upon completion, the Draupner business was integrated with our custom communication service offerings. Also effective January 1, 2002, we exercised our option to acquire an additional 16% of the outstanding common stock of Cadform-MSX Engineering GmbH for about $0.3 million. Prior to the transaction, we owned 49% of the outstanding common stock of Cadform. The purchase price for both of these transactions was funded with borrowings under our credit facility.

     The terms of certain of our prior acquisition agreements provided for additional contingent consideration to be paid over a period of up to two years if the acquired entity’s future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity’s financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded, when earned. In this regard, we recorded additional consideration during fiscal 2001, related to prior year acquisitions, which resulted in additional goodwill capitalization.

     The operating results of acquired companies have been included in our consolidated operating results from the effective date of acquisition. The proforma effects of the above transactions would not be materially different from reported results for the periods presented.

3. Goodwill and Intangible Assets:

     Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. Under the new standard, goodwill is no longer amortized but is tested periodically for impairment. Additionally, SFAS No. 142 changes the methodology of assessing goodwill impairment. Under the new standard, goodwill is considered impaired if the book value of an operating unit exceeds its estimated fair value. Upon adoption of SFAS No. 142 we recorded a one-time, non-cash charge of about $47.8 million, before related tax benefits, to reduce the carrying value of goodwill. The charge is reflected as a cumulative effect of an accounting change in our consolidated results of operations, net of taxes. In calculating the impairment charge, the fair value of the operating units underlying our business was estimated using a discounted cash flow methodology.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

     The following summarizes our comparable income (loss) before the cumulative effect of this change in accounting principle, assuming SFAS No. 142 was adopted effective January 1, 2001.

	Fiscal Quarter Ended

	March 31,	April 1,
	2002	2001

Reported income (loss) before cumulative effect of accounting change for goodwill impairment	$(90)	$1,200
Amortization of goodwill, net of taxes	—	1,604
Amortization of equity method investee goodwill	—	62

Comparable income (loss) before cumulative effect of accounting change for goodwill impairment	$(90)	$2,866

     The following summarizes the changes in our goodwill balances during the three months ended March 31, 2002:

Balance at December 30, 2001, net	$170,491
Goodwill acquired during the period	5,925
Impairment losses recognized, before taxes	(47,847)
Other, including translation changes	(207)

Balance at March 31, 2002, net	$128,362

     Goodwill acquired during the period was generated from the purchase of additional shares of Cadform-MSX Engineering as disclosed in Note 2. A substantial portion of the goodwill generated was previously included in the carrying amount of our investment in Cadform-MSX Engineering as of December 30, 2001.

4. Accounts Receivable:

     Accounts receivable include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $58.6 million as of March 31, 2002 and $49.7 million as of December 30, 2001. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

5. Debt:

     Debt is comprised of the following:

	Interest Rates at		Outstanding at

	March 31,	December 30,	March 31,	December 30,
	2002	2001	2002	2001

Senior Subordinated Notes	11.375%	11.375%	$130,000	$130,000
Credit Facility, as amended and restated:
Revolving line of credit notes	6.41%	n/a	4,978	—
Swingline notes	4.10-10.25%	4.23-7.00%	21,700	9,931
Term notes	4.62-5.88%	5.34-6.10%	94,312	97,313
Satiz Facility	4.52%	4.55%	6,169	8,750
Other	6.75-9.00%	7.00-7.25%	4,249	660

			261,408	246,654
Less current portion			17,544	15,785

Total long-term debt			$243,864	230,869

     As of March 31, 2002, $26.7 million was outstanding under the revolving credit portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.

     Other debt represents balances outstanding on lines of credit maintained by certain foreign subsidiaries with local banks. As of March 31, 2002, other debt includes $3.2 million outstanding under the BHF Bank Credit Facility maintained by Cadform-MSX Engineering GmbH. This facility provides for borrowings up to 4.7 million euro at both fixed and floating interest rates. The agreement expires on July 31, 2002 and is partially secured by a guarantee and letter of credit provided by MSX International, Inc.

6. Redeemable Series A Preferred Stock:

     We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of March 31, 2002 and December 30, 2001, 359,448 and 360,000 shares of our Redeemable Series A Preferred Stock were issued and outstanding, respectively. Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of March 31, 2002, we have not declared or paid any dividends except in connection with the repurchase of related shares from management. Dividends accumulated but not declared totaled about $30.5 million as of March 31, 2002.

7. Comprehensive Income (Loss):

     Our comprehensive income (loss) was:

	Fiscal Quarter Ended

	March 31,	April 1,
	2002	2001

Net income (loss)	$(38,192)	$1,200
Other comprehensive income (loss) - foreign currency translation adjustments	(1,726)	1,465

Comprehensive income (loss)	$(39,918)	$2,665

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

8. Segment Information:

     MSXI is a global provider of collaborative enterprise services to the automotive and other industries. We group our services by type of service as follows: collaborative engineering management, human capital management, and other collaborative services. Due to the similar characteristics of our service lines, including the nature of our service offerings, processes supporting the delivery of our services, our customers, and our marketing and sales processes, our operations have been aggregated following the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 for segment reporting purposes.

     The following is a summary of our net sales by service line:

	Fiscal Quarter Ended

	March 31,	April 1,
	2002	2001

Collaborative Engineering Management	$56,979	$71,239
Human Capital Management Services	84,858	121,023
Other Collaborative Services	63,636	64,375

Total net sales	$205,473	$256,637

     We evaluate performance based on earnings before interest and taxes (EBIT), including the Michigan Single Business Tax and other similar taxes, as defined. A reconciliation of consolidated EBIT to consolidated income before income taxes, minority interests and equity in net losses of affiliates is as follows:

	Fiscal Quarter Ended

	March 31,	April 1,
	2002	2001

Total EBIT before minority interests and equity in net losses of affiliates	$7,401	$10,384
Interest expense	(6,261)	(6,928)
Michigan Single Business Tax and other similar taxes	(891)	(1,039)

Consolidated income before taxes, minority interests and equity in net losses of affiliates	$249	$2,417

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of March 31, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$273	$4,229	$—	$4,502
Accounts receivable, net	221	136,818	115,679	—	252,718
Inventory	—	6,194	2,811	—	9,005
Prepaid expenses and other assets	103	4,277	6,124	—	10,504
Deferred income taxes, net	—	2,836	888	—	3,724

Total current assets	324	150,398	129,731	—	280,453
Property and equipment, net	—	22,909	21,252	—	44,161
Goodwill, net	—	104,089	24,273	—	128,362
Investment in subsidiaries	117,481	61,748	1,628	(175,108)	5,749
Other assets	5,635	4,091	268	—	9,994
Deferred income taxes, net	1,373	8,996	2,823	—	13,192

Total assets	$124,813	$352,231	$179,975	$(175,108)	$481,911

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$7,125	$—	$10,419	$—	$17,544
Accounts payable and drafts	—	94,188	56,861	—	151,049
Accrued liabilities	2,014	46,341	28,139	—	76,494

Total current liabilities	9,139	140,529	95,419	—	245,087
Long-term debt	237,687	—	6,177	—	243,864
Intercompany accounts	(102,394)	89,712	12,682	—	—
Long-term deferred compensation and other liabilities	—	4,509	7,260	—	11,769

Total liabilities	144,432	234,750	121,538	—	500,720
Minority interests	—	—	805	—	805
Redeemable Series A Preferred Stock	35,945	—	—	—	35,945
Shareholders’ equity (deficit)	(55,564)	117,481	57,632	(175,108)	(55,559)

Total liabilities and shareholders’ equity (deficit)	$124,813	$352,231	$179,975	$(175,108)	$481,911

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 30, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$638	$4,286	$—	$4,924
Accounts receivable, net	171	137,694	114,143	—	252,008
Inventory	—	5,885	1,031	—	6,916
Prepaid expenses and other assets	134	5,118	2,759	—	8,011
Deferred income taxes, net	—	2,836	641	—	3,477

Total current assets	305	152,171	122,860	—	275,336
Property and equipment, net	—	23,447	19,530	—	42,977
Goodwill, net	—	131,909	38,582	—	170,491
Investment in subsidiaries	155,563	83,439	6,342	(232,783)	12,561
Other assets	6,006	3,824	217	—	10,047
Deferred income taxes, net	1,373	(748)	2,345	—	2,970

Total assets	$163,247	$394,042	$189,876	$(232,783)	$514,382

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion	$6,375	$—	$9,410	$—	$15,785
of long-term debt Accounts payable and drafts	—	102,910	50,735	—	153,645
Accrued liabilities	7,604	50,844	20,948	—	79,396

Total current liabilities	13,979	153,754	81,093	—	248,826
Long-term debt	225,187	—	5,682	—	230,869
Intercompany accounts	(96,432)	79,771	16,661	—	—
Long-term deferred compensation and other liabilities	—	4,959	8,018	—	12,977

Total liabilities	142,734	238,484	111,454	—	492,672
Minority interests	—	—	1,197	—	1,197
Redeemable Series A Preferred Stock	36,000	—	—	—	36,000
Shareholders’ equity (deficit)	(15,487)	155,558	77,225	(232,783)	(15,487)

Total liabilities and shareholders’ equity (deficit)	$163,247	$394,042	$189,876	$(232,783)	$514,382

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended March 31, 2002 and April 1, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended March 31, 2002:
Net sales	$—	$114,481	$94,155	$(3,163)	$205,473
Cost of sales	—	100,021	82,377	(3,163)	179,235

Gross profit	—	14,460	11,778	—	26,238
Selling, general and administrative expenses	—	11,696	8,032	—	19,728
Amortization of goodwill	—	—	—	—	—

Operating income	—	2,764	3,746	—	6,510
Interest income (expense), net	(3,120)	(2,662)	(479)	—	(6,261)

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	(3,120)	102	3,267	—	249
Income tax provision (benefit)	(1,279)	42	1,338	—	101
Minority interests and equity earnings	(36,351)	(18,313)	(100)	54,526	(238)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(38,192)	(18,253)	1,829	54,526	(90)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	(18,098)	(20,004)	—	(38,102)

Net income (loss)	$(38,192)	$(36,351)	$(18,175)	$54,526	$(38,192)

Fiscal Quarter Ended April 1, 2001:
Net sales	$—	$160,250	$100,957	$(4,570)	$256,637
Cost of sales	—	137,998	91,017	(4,570)	224,445

Gross profit	—	22,252	9,940	—	32,192
Selling, general and administrative expenses	—	15,422	5,821	—	21,243
Amortization of goodwill	—	1,170	434	—	1,604

Operating income	—	5,660	3,685	—	9,345
Interest income (expense), net	(6,898)	73	(103)	—	(6,928)

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	(6,898)	5,733	3,582	—	2,417
Income tax provision (benefit)	(2,538)	2,121	1,432	—	1,015
Minority interests and equity earnings	5,560	1,948	(202)	(7,508)	(202)

Income (loss) before cumulative effect of accounting change for goodwill impairment	1,200	5,560	1,948	(7,508)	1,200
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income	$1,200	$5,560	$1,948	$(7,508)	$1,200

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended March 31, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(38,192)	$(36,351)	$(18,175)	$54,526	$(38,192)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	—	18,098	20,004	—	38,102
Equity in earnings of subsidiaries	36,351	18,313	100	(54,526)	238
Depreciation	—	2,144	2,373	—	4,517
Amortization, including goodwill	382	—	—	—	382
Deferred taxes	—	—	(790)	—	(790)
Loss on sale/disposal of property and equipment	—	8	140	—	148
(Increase) decrease in receivables, net	(51)	877	4,525	—	5,351
(Increase) decrease in inventory	—	(310)	(1,779)	—	(2,089)
(Increase) decrease in prepaid expenses and other assets	32	841	(3,294)	—	(2,421)
Increase (decrease) in current liabilities	(5,590)	(5,089)	7,325	—	(3,354)
Other, net	—	(784)	(232)	—	(1,016)

Net cash provided by (used for) operating activities	(7,068)	(2,253)	10,197	—	876

Cash flows from investing activities:
Capital expenditures	—	(1,539)	(491)	—	(2,030)
Acquisition of businesses, net of cash acquired	—	(23)	(2,691)	—	(2,714)
Proceeds from sale/disposal of equipment	—	29	32	—	61
Other, net	—	1,925	—	—	1,925

Net cash provided by (used for) investing activities	—	392	(3,150)	—	(2,758)

Cash flows from financing activities:
Intercompany	(5,962)	9,943	(3,981)	—	—
Transactions with subsidiaries	1,726	1,418	291	(3,435)	—
Repayment of debt	(3,000)	(3)	—	—	(3,003)
Debt issuance costs	(11)	—	—	—	(11)
Changes in revolving debt, net	16,250	—	(2,142)	—	14,108
Changes in book overdrafts, net	—	(8,136)	(16)	—	(8,152)
Repurchase of common and preferred stock	(209)	—	—	—	(209)
Sale of common and preferred stock	—	—	—	—	—

Net cash provided by (used for) financing activities	8,794	3,222	(5,848)	(3,435)	2,733

Effect of foreign exchange rate changes on cash and cash equivalents	(1,726)	(1,726)	(1,256)	3,435	(1,273)

Cash and cash equivalents:
Decrease for the period	—	(365)	(57)	—	(422)
Balance, beginning of period	—	638	4,286	—	4,924

Balance, end of period	$—	$273	$4,229	$—	$4,502

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended April 1, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,200	$5,560	$1,948	$(7,508)	$1,200
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(5,560)	(1,948)	202	7,508	202
Depreciation	—	2,002	1,918	—	3,920
Amortization, including goodwill	278	1,170	434	—	1,882
Deferred taxes	—	—	(870)	—	(870)
Loss on sale/disposal of property and equipment	—	—	—	—	—
(Increase) decrease in receivables, net	153	7,750	6,747	—	14,650
(Increase) decrease in inventory	—	(475)	223	—	(252)
(Increase) decrease in prepaid expenses and other assets	32	(1,159)	(2,364)	—	(3,491)
Increase (decrease) in current liabilities	(6,256)	(17,418)	(1,673)	—	(25,347)
Other, net	—	347	(110)	—	237

Net cash provided by (used for) operating activities	(10,153)	(4,171)	6,455	—	(7,869)

Cash flows from investing activities:
Capital expenditures	—	(2,249)	(2,750)	—	(4,999)
Acquisition of businesses, net of cash acquired	—	(10,902)	(446)	—	(11,348)
Proceeds from sale/disposal of equipment	—	4	—	—	4
Other, net	—	(14)	—	—	(14)

Net cash used for investing activities	—	(13,161)	(3,196)	—	(16,357)

Cash flows from financing activities:
Intercompany	(10,466)	11,400	(934)	—	—
Transactions with subsidiaries	(1,460)	(1,616)	148	2,928	—
Repayment of debt	(1,313)	—	—	—	(1,313)
Debt issuance costs	(7)	—	—	—	(7)
Changes in revolving debt, net	22,501	—	(3,824)	—	18,677
Changes in book overdrafts, net	—	5,830	(173)	—	5,657
Repurchase of common and preferred stock	(566)	(3,612)	—	—	(4,178)
Sale of common and preferred stock	—	3,612	—	—	3,612

Net cash provided by (used for) financing activities	8,689	15,614	(4,783)	2,928	22,448

Effect of foreign exchange rate changes on cash and cash equivalents	1,464	1,464	1,663	(2,928)	1,663

Cash and cash equivalents:
Increase (decrease) for the period	—	(254)	139	—	(115)
Balance, beginning of period	—	569	4,117	—	4,686

Balance, end of period	$—	$315	$4,256	$—	$4,571

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Outlook.

     As reflected in our first quarter operating results, our business continues to be challenged by softness in demand within the industries that we provide services. As a result of weakened economic conditions, we took steps during the fourth quarter of 2001 and first quarter of 2002 to reduce our cost structure commensurate with current levels of business. At the same time, we are also investing in new product initiatives and realigning our infrastructure along our service lines to position the company to grow business with existing customers and to expand our services to new customers. Although we cannot provide assurance about our future prospects, we believe we are well positioned to achieve our strategic growth objectives.

     Net Sales

     Consolidated net sales decreased $51.1 million, or 19.9%, from $256.6 million during the first quarter of fiscal 2001 to $205.5 million during the first quarter of fiscal 2002. Overall, the decline in sales reflects weak demand for automotive engineering and human capital management services. Sales of our collaborative engineering services decreased $14.3 million, or 20.0%, compared to fiscal 2001. Engineering sales during the first quarter of 2002 include about $4.0 million of incremental sales from the consolidation of Cadform-MSX Engineering GmbH effective January 1, 2002. Excluding the incremental sales from Cadform, collaborative engineering sales declined 25.7% compared to the first quarter of 2001. The decrease reflects weak demand for automotive design and specialty work in substantially all of our geographic markets. Sales of our human capital management services during the first quarter of 2002 decreased $36.2 million, or 29.9%, compared to 2001. The decline in human capital services reflects reduced volumes in our engineering staffing in North America and Europe and reduced volumes of IT staffing services in our North American markets. Our master vendor programs have also been subject to price reductions mandated by customers. Sales of our other collaborative services decreased $0.7 million, or 1.1%, compared to fiscal 2001. Sales of other collaborative services include $1.9 million of incremental sales from the acquisition of Draupner Associates AB effective January 1, 2002. The decline in sales of other collaborative services includes about $1.2 million related to declines in foreign currency exchange rates compared to the first quarter of 2002 and a decline in volume of our North American services.

     Operating Profit

     Our consolidated gross profit and operating income for the periods presented were:

	Fiscal Quarter Ended
			Change
	March 31,	April 1,
	2002	2001	$	%

		(dollars in thousands)
Gross profit	$26,238	$32,192	$(5,954)	(18.5%)
% of net sales	12.8%	12.5%	n/a	n/a
Operating income	$6,510	$9,345	$(2,835)	(30.3%)
% of net sales	3.2%	3.6%	n/a	n/a

     Overall, gross profit declined year over year as a result of reduced volumes and pricing pressures, primarily in our collaborative engineering and human capital management services. Gross profit, as a percentage of sales, improved to 12.8% for the first quarter of fiscal 2002 compared to 12.5% for the first quarter of fiscal 2001. The improvement resulted primarily from cost reduction efforts that were implemented during the fourth quarter of 2001. Our cost reduction programs resulted in overall first quarter improvements in excess of $6 million, primarily in direct and indirect labor, related fringe and benefit costs, and other operating costs. Savings from cost reduction efforts were offset by the impact of declining volumes and price reductions from customers.

     Selling, general and administrative expenses decreased $1.5 million compared to the first quarter of 2001. Selling, general and administrative expenses, as a percentage of net sales, were 9.6% during the first quarter of fiscal 2002 compared to 8.3% in the comparable period of fiscal 2001. The overall decrease in cost reflects reductions in incentive compensation of $0.8 million and savings from our cost reduction efforts implemented during the fourth quarter of 2001. Cost savings were partially offset by additional severance costs and costs incurred to develop our marketing, sales, and product portfolio to support and grow our service offerings. Operating income also reflects a $1.6 million reduction in goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 during the first quarter of 2002. See below for additional information on the adoption of these new accounting rules.

     Interest expense

     Interest expense decreased from $6.9 million during the first quarter 2001 to $6.3 million during the first quarter of 2002, a $0.6 million improvement. Average borrowings outstanding were generally consistent compared to 2001 while the average interest rates on our aggregate variable rate debt outstanding improved almost 300 basis points year over year.

     Income taxes and minority interest/equity losses

     Our effective income tax rate improved from 42.0% during the first quarter of 2001 to 40.6% during 2002. The improvement primarily reflects improvements in our European and state effective income tax rates during 2002. Minority interests and equity losses increased slightly over 2001 and primarily includes our portion of losses from MTE groups, an equity investee, and the minority interest portion of earnings from Satiz Srl, a consolidated subsidiary. MTE is experiencing the same pricing pressures and volume reductions that are impacting our business.

     Cumulative effect of accounting change for goodwill impairment

     During the first quarter of fiscal 2002 we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be evaluated for impairment charges based on a market value approach instead of amortizing such intangibles over specified periods. Upon adoption, we evaluated the market value of our operating units as of December 30, 2001 based on a discounted cash flow methodology as prescribed by the standard. The result of this analysis was a net charge after taxes of $38.1 million. The impairment charge relates to our collaborative engineering and human capital management service lines. Both of these areas experienced significant downturns in recent fiscal quarters due to reduced demand for selected services and price reductions implemented by certain customers. The impact of these recent declines has a significant impact on current valuations when compared to prior performance levels and growth rates. While we believe these lower valuations are temporary in nature, adoption of SFAS No. 142 requires that we record this charge during the first quarter of 2002 as a cumulative adjustment from adoption of the new rules.

     Determining market values based on discounted cash flows requires management to make significant estimates and assumptions including, but not limited to, long term projections of cash flows, market conditions, and appropriate discount rates. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a different outcome.

     Net income (loss)

     As a result of the foregoing, our net loss for the first quarter of fiscal 2002 was $38.2 million compared to net income of $1.2 million in fiscal 2001.

Liquidity and Capital Resources

     Cash Flows

     General. Our principal capital requirements are for the acquisition of businesses, capital expenditures, product development initiatives, and working capital to support growth. These requirements have been met through a combination of bank debt, issuance of subordinated notes and cash from operations. Cash balances in excess of amounts required to fund daily operations are used to pay down amounts outstanding under the revolving credit portion of our credit facility. We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 60-day period after the invoice date. However, in connection with certain of our supply chain management and master vendor services, we collect related receivables at approximately the same time we make payment to suppliers.

     Operating Activities. Net cash provided by operating activities was $0.9 million for the first quarter of fiscal 2002 compared to net cash used for operations of $(7.9) million during fiscal 2001. Cash from operations during both quarters reflects the unfavorable timing of certain pass through payments related to our master vendor services, which were not received prior to quarter end. During the first quarter of 2002 this unfavorable impact was partially offset by other improvements in working capital.

     Investing Activities. Net cash used for investing activities decreased $13.6 million from $16.4 million for the first three months of 2001 to $2.8 million for the first three months of 2002. Capital expenditure requirements decreased commensurate with the current lower volumes in business. Cash used to acquire businesses during 2002 includes funding of the Draupner and Cadform transactions while cash used to acquire businesses during fiscal 2001 includes the acquisition of a minority investment in MTE Groups L.L.C. and the payment of contingent consideration related to certain prior year acquisitions. Other cash from investing activities during the first quarter of 2002 primarily represents the refund of escrow funds related to the MTE investment resulting from the non-attainment of earnings targets.

     Financing Activities. Net cash provided by financing activities decreased $19.7 million from $22.4 million for the first three months of 2001 to $2.7 million for the first three months of 2002. Financing requirements during the fiscal three months ended March 31, 2002 decreased consistent with the reduction in funds required to fund capital expenditures and acquire companies. During the first quarter of fiscal 2001, a subsidiary of MSX International, Inc. completed a sale of unregistered securities to certain directors and members of management. The securities were sold in units with each unit comprised of MSX International Inc.’s Series A Preferred Stock, par value $0.01 per share, and Class A Common Stock, par value $0.01 per share. In total, 9,936 shares of Series A Preferred Stock and 482,400 shares of Class A Common Stock were sold. The shares of Series A Preferred Stock and Class A Common Stock, which comprised the units sold, were acquired from Citicorp, our majority stockholder, at a price equal to the price at which the units were sold to management. The entire proceeds of $3.6 million were used to pay the purchase price of the shares acquired from Citicorp. The remainder of cash used to repurchase common and preferred stock during 2001 and 2002 arose from the repurchase of shares pursuant to the Amended and Restated Stockholders’ Agreement.

     Available Financing Sources

     Our total indebtedness consists of senior subordinated notes, borrowings under our credit facilities and borrowings under various short-term arrangements. Available borrowings under the credit facility are subject to adequate accounts receivable balance requirements. As of March 31, 2002, $66.5 million was available for future borrowing while $36.8 million was available for immediate borrowing based on our current level of accounts receivable. Under the terms of our credit agreement, we are also subject to mandatory partial prepayments of amounts outstanding under the term loan portion of the credit facility if excess cash flows, as defined, are generated on an annual basis. As a result of cash flows generated during fiscal 2001, we are subject to such a mandatory prepayment totaling $9.1 million. Such payment was made in April 2002, in accordance with the agreement, and was funded with borrowings under the revolving credit portion of our credit facility. This prepayment had no adverse effect on our current borrowing capacity.

Forward-Looking Statements

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

Date: May 13, 2002

MSX INTERNATIONAL, INC.
(Registrant)

By: /s/ Frederick K. Minturn
       Frederick K. Minturn
       Executive Vice President and
       Chief Financial Officer

(Chief accounting officer
and authorized signatory)