Form 10-Q
period 2002-06-30
MSX INTERNATIONAL INC
filed 2002-08-14
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 333-49821

MSX International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3323099
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

22355 W. Eleven Mile, Southfield, Michigan	48034
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of June 30, 2002 and December 30, 2001

	June 30,
	2002	December 30,
	(Unaudited)	2001

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,795	$4,924
Accounts receivable, net (Note 4)	256,695	252,868
Inventory	9,181	6,916
Prepaid expenses and other assets	7,503	7,151
Deferred income taxes, net	4,094	3,477

Total current assets	283,268	275,336

Property and equipment, net	45,388	42,977
Goodwill, net (Note 3)	129,403	170,491
Other assets	14,263	22,608
Deferred income taxes, net	13,842	2,970

Total assets	$486,164	$514,382

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 5)	$18,467	$15,785
Accounts payable and drafts	140,886	153,645
Accrued payroll and benefits	25,967	23,946
Other accrued liabilities	61,029	55,450

Total current liabilities	246,349	248,826

Long-term debt (Note 5)	244,577	230,869
Long-term deferred compensation and other liabilities	11,920	12,977

Total liabilities	502,846	492,672

Minority interests	1,050	1,197
Redeemable Series A Preferred Stock (Note 6)	35,945	36,000
Shareholders’ deficit:
Common Stock, $.01 par value, 200,000,000 aggregate shares of Class A and Class B Common Stock authorized; 20,054,000 and 20,080,800 shares of Class A Common Stock issued and outstanding, respectively	201	201
Additional paid-in-capital	(21,879)	(21,769)
Note receivable from officer	(3,198)	(3,000)
Accumulated other comprehensive loss	(12,768)	(15,603)
Retained earnings (deficit)	(16,033)	24,684

Total shareholders’ deficit	(53,677)	(15,487)

Total liabilities and shareholders’ deficit	$486,164	$514,382

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal six months ended June 30, 2002 and July 1, 2001

	Fiscal Quarter Ended		Fiscal Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

	(in thousands)

Net sales	$212,141	$241,921	$417,614	$498,558
Cost of sales	185,849	209,424	365,084	433,869

Gross profit	26,292	32,497	52,530	64,689

Selling, general and administrative expenses	20,522	18,685	40,250	39,928
Amortization of goodwill (Note 3)	-	1,508	-	3,112

Operating income	5,770	12,304	12,280	21,649

Interest expense, net	6,306	7,556	12,567	14,484

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(536)	4,748	(287)	7,165

Income tax provision	1,566	1,946	1,667	2,961
Less minority interests and equity in net losses of affiliates, net of taxes	378	548	616	750

Income (loss) before cumulative effect of accounting change for goodwill impairment	(2,480)	2,254	(2,570)	3,454

Cumulative effect of accounting change for goodwill impairment, net of taxes of $9,745 (Note 3)	-	-	(38,102)	-

Net income (loss)	$(2,480)	$2,254	$(40,672)	$3,454

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal six months ended June 30, 2002 and July 1, 2001

	Fiscal Six Months Ended

	June 30,	July 1,
	2002	2001

	(in thousands)

Cash flows from operating activities:
Net income (loss)	$(40,672)	$3,454
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	38,102	-
Minority interests and equity in net losses of affiliates	616	750
Depreciation	9,123	8,058
Amortization, including goodwill	766	3,671
Deferred taxes	(1,811)	(1,223)
Loss on sale/disposal of property and equipment	225	-
(Increase) decrease in receivables, net	2,036	30,332
(Increase) decrease in inventory	(2,265)	(5)
(Increase) decrease in prepaid expenses and other assets	(280)	(1,680)
Increase (decrease) in current liabilities	(15,599)	(17,111)
Other, net	(46)	(899)

Net cash provided by (used for) operating activities	(9,805)	25,347

Cash flows from investing activities:
Capital expenditures	(6,723)	(7,374)
Acquisition of businesses, net of cash acquired	(3,014)	(11,519)
Proceeds from sale/disposal of equipment	144	104
Other, net	1,891	97

Net cash used for investing activities	(7,702)	(18,692)

Cash flows from financing activities:
Repayment of debt	(13,745)	(2,625)
Debt issuance costs	(25)	(12)
Changes in revolving debt, net	26,490	559
Changes in book overdrafts, net	4,428	(1,621)
Repurchase of common and preferred stock	(209)	(4,178)
Sale of common and preferred stock	-	3,612

Net cash provided by (used for) financing activities	16,939	(4,265)

Effect of foreign exchange rate changes on cash and cash equivalents	1,439	(870)

Cash and cash equivalents:
Increase for the period	871	1,520
Balance, beginning of period	4,924	4,686

Balance, end of period	$5,795	$6,206

The accompanying notes are an integral part of the consolidated financial statements

MSX International, Inc.

Notes to Consolidated Financial Statements (Unaudited)
(dollars in thousands unless otherwise stated)

1.       Organization and Basis of Presentation:

           The accompanying financial statements represent the consolidated assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries (“MSXI”). MSXI is a holding company owned by Citigroup and affiliates and certain members of management. We are principally engaged in providing collaborative enterprise services to automobile manufacturers and suppliers and other industries primarily in North America and Europe. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.

            All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal six months ended June 30, 2002 and July 1, 2001 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

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

            The terms of certain of our prior acquisition agreements provided for additional contingent consideration to be paid over a period of up to two years if the acquired entity’s future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity’s financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded when earned. No such additional consideration has been recorded during fiscal 2002.

            The operating results of acquired companies have been included in our consolidated operating results from the date of acquisition. The proforma effects of the above transactions would not be materially different from reported results for the periods presented.

3.       Goodwill and Intangible Assets:

            Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. Under the standard, goodwill is no longer amortized but is tested periodically for impairment. Additionally, SFAS No. 142 changes the methodology of assessing goodwill impairment. Under the standard, goodwill is considered impaired if the book value of an operating unit exceeds its estimated fair value. Upon adoption of SFAS No. 142 we recorded a one-time, non-cash charge of $47.8 million, before related taxes, to reduce the carrying value of goodwill. The charge is reflected as a cumulative effect of an accounting change in our consolidated results of operations. In calculating the impairment charge, the fair value of the operating units underlying our business was estimated using a discounted cash flow methodology.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

            The following summarizes our comparable income (loss) before the cumulative effect of this change in accounting principle, assuming SFAS No. 142 was adopted effective January 1, 2001.

	Fiscal Quarter Ended		Fiscal Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Reported income (loss) before cumulative effect of accounting change for goodwill impairment	$(2,480)	$2,254	$(2,570)	$3,454
Amortization of goodwill, net of taxes	-	1,508	-	3,112
Amortization of equity method investee goodwill	-	53	-	115

Comparable income (loss) before cumulative effect of accounting change for goodwill impairment	$(2,480)	$3,815	$(2,570)	$6,681

            The following summarizes the changes in our goodwill balances during the six months ended June 30, 2002:

Balance at December 30, 2001, net	$170,491
Goodwill acquired during the period	6,249
Impairment losses recognized	(47,847)
Other, including translation changes	510

Balance at June 30, 2002, net	$129,403

            Goodwill acquired during the period was primarily generated from the purchase of additional shares of Cadform-MSX Engineering as disclosed in Note 2. Adjustments to the preliminary allocation of purchase price to Cadform may occur during the remainder of 2002 as a result of new or revised information regarding the value of assets acquired and liabilities assumed. Management believes the resolution of these matters will not have a material effect on the results of operations, financial position, or cash flows of MSXI. A substantial portion of the goodwill generated was previously included in the carrying amount of our investment in Cadform-MSX Engineering as of December 30, 2001.

4.         Accounts Receivable:

            Accounts receivable include the portion of our billings for purchasing support services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $42.6 million as of June 30, 2002 and $49.7 million as of December 30, 2001. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

5.         Debt:

            Debt is comprised of the following:

	Interest Rates at			Outstanding at

	June 30,	December 30,		June 30,	December 30,
	2002	2001		2002	2001

Senior Subordinated Notes	11.375%	11.375%		$130,000	$130,000
Credit Facility, as amended and restated:
Revolving line of credit notes	4.09-6.28%	n	/a	21,329	-
Swingline notes	3.55-9.52%	4.23-7.00%		13,793	9,931
Term notes	5.88-7.00%	5.34-6.10%		83,567	97,313

Satiz Facility	4.12-4.54%	4.55%		10,366	8,750
Other	7.25-9.00%	7.00-7.25%		3,989	660

				263,044	246,654
Less current portion				18,467	15,785

Total long-term debt				$244,577	$230,869

            On July 10, 2002, our lending group approved the second amendment to our amended and restated credit agreement. The amendment waived a default of certain financial covenants as of June 30, 2002 and amended other terms and conditions contained in the agreement. See Note 9 for additional information. As of June 30, 2002, $35.1 million was outstanding under the revolving credit portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.

            Other debt represents balances outstanding on lines of credit maintained by certain foreign subsidiaries with local banks. As of June 30, 2002, other debt includes $3.4 million outstanding under the BHF Bank Credit Facility maintained by Cadform-MSX Engineering GmbH. This facility provides for borrowings up to 4.7 million euro at both fixed and floating interest rates. The agreement expires on October 31, 2002 and is partially secured by a guarantee and letter of credit provided by MSX International, Inc.

6.         Redeemable Series A Preferred Stock:

            We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of June 30, 2002 and December 30, 2001, 359,448 and 360,000 shares of our Redeemable Series A Preferred Stock were issued and outstanding, respectively. Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of June 30, 2002, we have not declared or paid any dividends. Dividends accumulated but not declared totaled about $32.5 million as of June 30, 2002.

7.         Comprehensive Income:

            Our comprehensive income was:

	Fiscal Quarter Ended		Fiscal Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net income (loss)	$(2,480)	$2,254	$(40,672)	$3,454
Other comprehensive income (loss) - foreign currency translation adjustments	4,561	(3,230)	2,835	(1,765)

Comprehensive income (loss)	$2,081	$(976)	$(37,837)	$1,689

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

            The following is a summary of our net sales by service line:

	Fiscal Quarter Ended		Fiscal Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Collaborative Engineering Management	$59,945	$67,456	$116,924	$138,695
Human Capital Management Services	85,269	107,652	170,127	228,675
Other Collaborative Services	66,927	66,813	130,563	131,188

Total net sales	$212,141	$241,921	$417,614	$498,558

            We evaluate performance based on earnings before interest and taxes (“EBIT”), including the Michigan Single Business Tax and other similar taxes, as defined. A reconciliation of consolidated EBIT to consolidated income before income taxes, minority interests and equity in net losses of affiliates is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Total EBIT before minority interests and equity in net losses of affiliates	$6,672	$13,601	$14,073	$23,985
Interest expense	(6,306)	(7,556)	(12,567)	(14,484)
Michigan Single Business Tax and other similar taxes	(902)	(1,297)	(1,793)	(2,336)

Consolidated income (loss) before taxes, minority interests and equity in net losses of affiliates	$(536)	$4,748	$(287)	$7,165

9.        Subsequent Event:

            Effective July 10, 2002, our lending group approved the second amendment to our amended and restated credit facility. In conjunction with this amendment, on July 31, 2002 we also entered into a second secured term loan with Citigroup, our majority owners, totaling about $15.5 million. In summary, terms of the second amendment to our credit agreement include the following:

•	Known events of default as of the date of the amendment were waived
•	Available funds under the revolving credit portion of the credit facility are reduced from $100 million to $85 million
•	A prepayment of $15 million was made on July 31, 2002 against outstanding term loans under the agreement
•	Certain financial covenant requirements have been revised for the duration of the credit facility term
•	The applicable spread over benchmark interest rates, applicable when the ratio of debt to EBITDA is above certain levels, was increased
•	Certain other definitions and requirements were added and/or modified

            The second secured term loan is secured by a second priority security interest on all assets securing our amended and restated credit agreement. The loan matures on July 7, 2007 with interest accruing annually at 10%. Interest is not payable until the later of July 7, 2007 or the date on which payment in full of all other obligations under the amended and restated credit agreement are made.

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

10.       Guarantor and Non-Guarantor Subsidiaries: - continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of June 30, 2002

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$-	$3,882	$1,913	$-	$5,795
Accounts receivable, net	73	123,673	132,949	-	256,695
Inventory	-	6,545	2,636	-	9,181
Prepaid expenses and other assets	72	2,986	4,445	-	7,503
Deferred income taxes, net	-	2,797	1,297	-	4,094

Total current assets	145	139,883	143,240	-	283,268

Property and equipment, net	-	24,341	21,047	-	45,388
Goodwill, net	-	103,732	25,671	-	129,403
Investment in subsidiaries	121,761	67,840	1,628	(185,579)	5,650
Other assets	5,338	2,988	287	-	8,613
Deferred income taxes, net	4,458	7,705	1,679	-	13,842

Total assets	$131,702	$346,489	$193,552	$(185,579)	$486,164

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$7,500	$-	$10,967	$-	$18,467
Accounts payable and drafts	-	88,698	52,188	-	140,886
Accrued liabilities	7,371	47,502	32,123	-	86,996

Total current liabilities	14,871	136,200	95,278	-	246,349

Long-term debt	229,817	-	14,760	-	244,577
Intercompany accounts	(95,254)	83,317	11,937	-	-
Long-term deferred compensation and other liabilities	-	4,054	7,866	-	11,920

Total liabilities	149,434	223,571	129,841	-	502,846

Minority interests	-	-	1,050	-	1,050
Redeemable Series A Preferred Stock	35,945	-	-	-	35,945
Shareholders’ equity (deficit)	(53,677)	122,918	62,661	(185,579)	(53,677)

Total liabilities and shareholders’ equity (deficit)	$131,702	$346,489	$193,552	$(185,579)	$486,164

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

10.       Guarantor and Non-Guarantor Subsidiaries: - continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 30, 2001

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$-	$638	$ 4,286	$-	$4,924
Accounts receivable, net	171	137,694	115,003	-	252,868
Inventory	-	5,885	1,031	-	6,916
Prepaid expenses and other assets	134	5,118	1,899	-	7,151
Deferred income taxes, net	-	2,836	641	-	3,477

Total current assets	305	152,171	122,860	-	275,336

Property and equipment, net	-	23,447	19,530	-	42,997
Goodwill, net	-	131,909	38,582	-	170,491
Investment in subsidiaries	155,563	83,439	6,342	(232,783)	12,561
Other assets	6,006	3,824	217	-	10,047
Deferred income taxes, net	1,373	(748)	2,345	-	2,970

Total assets	$163,247	$394,042	$189,876	$(232,783)	$514,382

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion	$6,375	$-	$9,410	$-	$15,785
of long-term debt
Accounts payable and drafts	-	102,910	50,735	-	153,645
Accrued liabilities	7,604	50,844	20,948	-	79,396

Total current liabilities	13,979	153,754	81,093	-	248,826

Long-term debt	225,187	-	5,682	-	230,869
Intercompany accounts	(96,432)	79,771	16,661	-	-
Long-term deferred compensation and
Other liabilities	-	4,959	8,018	-	12,977

Total liabilities	142,734	238,484	111,454	-	492,672

Minority interests	-	-	1,197	-	1,197
Redeemable Series A Preferred Stock	36,000	-	-	-	36,000
Shareholders’ equity (deficit)	(15,487)	155,558	77,225	(232,783)	(15,487)

Total liabilities and shareholders’ equity (deficit)	$163,247	$394,042	$189,876	$(232,783)	$514,382

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

10.       Guarantor and Non-Guarantor Subsidiaries: - continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended June 30, 2002 and July 1, 2001

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended June 30, 2002:

Net sales	$-	$116,912	$98,425	$(3,196)	$212,141
Cost of sales	-	102,405	86,640	(3,196)	185,849

Gross profit	-	14,507	11,785	-	26,292
Selling, general and administrative expenses	-	12,127	8,395	-	20,522
Amortization of goodwill	-	-	-	-	-

Operating income	-	2,380	3,390	-	5,770
Interest income (expense), net	(3,084)	(2,699)	(523)	-	6,306

Income (loss) before income taxes,
minority interests and equity in net losses of affiliates	(3,084)	(319)	2,867	-	(536)
Income tax provision (benefit)	(890)	1,105	1,351	-	1,566
Minority interests and equity earnings	(286)	1,138	(277)	(953)	(378)

Income (loss) before cumulative effect of
accounting change for goodwill impairment	(2,480)	(286)	1,239	(953)	(2,480)
Cumulative effect of accounting change for goodwill
impairment, net of taxes	-	-	-	-	-

Net income (loss)	$(2,480)	$(286)	$1,239	$(953)	$(2,480)

Fiscal Quarter Ended July 1, 2001:

Net sales	$-	$147,881	$98,526	$(4,486)	$241,921
Cost of sales	-	125,079	88,831	(4,486)	209,424

Gross profit	-	22,802	9,695	-	32,497
Selling, general and administrative expenses	-	13,070	5,615	-	18,685
Amortization of goodwill	-	1,167	341	-	1,508

Operating income	-	8,565	3,739	-	12,304
Interest income (expense), net	(7,060)	48	(544)	-	(7,556)

Income (loss) before income taxes,
Minority interests and equity in net losses
of affiliates	(7,060)	8,613	3,195	-	4,748
Income tax provision (benefit)	(2,605)	3,187	1,364	-	1,946
Minority interests and equity earnings	6,709	1,283	(301)	(8,239)	(548)

Income (loss) before cumulative effect of
accounting change for goodwill impairment	2,254	6,709	1,530	(8,239)	2,254
Cumulative effect of accounting change for goodwill
Impairment, net of taxes	-	-	-	-	-

Net income	$2,254	$6,709	$1,530	$(8,239)	$2,254

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

10.       Guarantor and Non-Guarantor Subsidiaries: - continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal six months ended June 30, 2002 and July 1, 2001

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Six Months Ended June 30, 2002:

Net sales	$-	$231,393	$192,580	$(6,359)	$417,614
Cost of sales	-	202,426	169,017	(6,359)	365,084

Gross profit	-	28,967	23,563	-	52,530
Selling, general and administrative expenses	-	23,823	16,427	-	40,250
Amortization of goodwill and other intangibles	-	-	-	-	-

Operating income	-	5,144	7,136	-	12,280
Interest income (expense), net	(6,204)	(5,361)	(1,002)	-	12,567

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(6,204)	(217)	6,134	-	(287)
Income tax provision (benefit)	(2,169)	1,147	2,689	-	1,667
Minority interests and equity earnings	(36,637)	(17,175)	(377)	53,573	(616)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(40,672)	(18,539)	3,068	53,573	(2,570)
Cumulative effect of accounting change for goodwill impairment, net of taxes	-	(18,098)	(20,004)	-	(38,102)

Net income (loss)	$(40,672)	$(36,637)	$(16,936)	$53,573	$(40,672)

Fiscal Six Months Ended July 1, 2001:

Net sales	$-	$308,131	$199,483	$(9,056)	$498,558
Cost of sales	-	263,077	179,848	(9,056)	433,869

Gross profit	-	45,054	19,635	-	64,689
Selling, general and administrative expenses	-	28,492	11,436	-	39,928
Amortization of goodwill and other intangibles	-	2,337	775	-	3,112

Operating income	-	14,225	7,424	-	21,649
Interest income (expense), net	(13,958)	121	(647)	-	(14,484)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(13,958)	14,346	6,777	-	7,165
Income tax provision (benefit)	(5,143)	5,308	2,796	-	2,961
Minority interests and equity earnings	12,269	3,231	(503)	(15,747)	(750)

Income (loss) before cumulative effect of accounting change for goodwill impairment	3,454	12,269	3,478	(15,747)	3,454
Cumulative effect of accounting change for goodwill impairment, net of taxes	-	-	-	-	-

Net income (loss)	$3,454	$12,269	$3,478	$(15,747)	$3,454

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

10.       Guarantor and Non-Guarantor Subsidiaries: - continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2002

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(40,672)	$(36,637)	$(16,936)	$53,573	$(40,672)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	-	18,098	20,004	-	38,102
Equity in earnings of subsidiaries	36,637	17,175	377	(53,573)	616
Depreciation	-	4,408	4,715	-	9,123
Amortization, including goodwill	766	-	-	-	766
Deferred taxes	(3,085)	1,330	(56)	-	(1,811)
Loss on sale/disposal of property and equipment	-	13	212	-	225
(Increase) decrease in receivables, net	(100)	14,021	(11,885)	-	2,036
(Increase) decrease in inventory	-	(660)	(1,605)	-	(2,265)
(Increase) decrease in prepaid expenses and other assets	63	2,132	(2,475)	-	(280)
Increase (decrease) in current liabilities	(234)	(22,001)	6,636	-	(15,599)
Other, net	(75)	441	(412)	-	(46)

Net cash provided by (used for) operating activities	(6,700)	(1,680)	(1,425)	-	(9,805)

Cash flows from investing activities:
Capital expenditures	-	(5,138)	(1,585)	-	(6,723)
Acquisition of businesses, net of cash acquired	-	(323)	(2,691)	-	(3,014)
Proceeds from sale/disposal of equipment	-	41	103	-	144
Other, net	-	1,891	-	-	1,891

Net cash used for investing activities	-	(3,529)	(4,173)	-	(7,702)

Cash flows from financing activities:
Intercompany	1,179	3,546	(4,725)	-	-
Transactions with subsidiaries	(2,835)	(2,372)	(471)	5,678	-
Repayment of debt	(13,745)	-	-	-	(13,745)
Debt issuance costs	(25)	-	-	-	(25)
Changes in revolving debt, net	19,500	-	6,990	-	26,490
Changes in book overdrafts, net	-	4,444	(16)	-	4,428
Repurchase of common and preferred stock	(209)	-	-	-	(209)
Sale of common and preferred stock	-	-	-	-	-

Net cash provided by financing activities	3,865	5,618	1,778	5,678	16,939

Effect of foreign exchange rate changes on cash and cash equivalents	2,835	2,835	1,447	(5,678)	1,439

Cash and cash equivalents:
Increase (decrease) for the period	-	3,244	(2,373)	-	871
Balance, beginning of period	-	638	4,286	-	4,924

Balance, end of period	$-	$3,882	$1,913	$-	$5,795

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

10.       Guarantor and Non-Guarantor Subsidiaries: - continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the six months ended July 1, 2001

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$3,454	$12,269	$3,478	$(15,747)	$3,454
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(12,269)	(3,231)	503	15,747	750
Depreciation	-	4,021	4,037	-	8,058
Amortization, including goodwill	559	2,337	775	-	3,671
Deferred taxes	(728)	314	(809)	-	(1,223)
Loss on sale/disposal of property and equipment	-	-	-	-	-
(Increase) decrease in receivables, net	102	32,255	(2,025)	-	30,332
(Increase) decrease in inventory	-	(461)	456	-	(5)
(Increase) decrease in prepaid expenses and other assets	63	19	(1,762)	-	(1,680)
Increase (decrease) in current liabilities	(2,828)	(13,763)	(520)	-	(17,111)
Other, net	-	(529)	(370)	-	(899)

Net cash provided by (used for) operating activities	(11,647)	33,231	3,763	-	25,347

Cash flows from investing activities:
Capital expenditures	-	(3,206)	(4,168)	-	(7,374)
Acquisition of businesses, net of cash acquired	-	(11,093)	(426)	-	(11,519)
Proceeds from sale/disposal of equipment	-	6	98	-	104
Other, net	-	97	-	-	97

Net cash used for investing activities	-	(14,196)	(4,496)	-	(18,692)

Cash flows from financing activities:
Intercompany	19,857	(17,832)	(2,025)	-	-
Transactions with subsidiaries	1,772	1,688	71	(3,531)	-
Repayment of debt	(2,625)	-	-	-	(2,625)
Debt issuance costs	(12)	-	-	-	(12)
Changes in revolving debt, net	(1,750)	-	2,309	-	559
Changes in book overdrafts, net	-	(1,642)	21	-	(1,621)
Repurchase of common and preferred stock	(566)	(3,612)	-	-	(4,178)
Sale of common and preferred stock	-	3,612	-	-	3,612

Net cash provided by (used for) financing activities	16,676	(17,786)	376	(3,531)	(4,265)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,770)	(1,769)	(862)	3,531	(870)

Cash and cash equivalents:
Increase (decrease) for the period	3,259	(520)	(1,219)	-	1,520
Balance, beginning of period	-	569	4,117	-	4,686

Balance, end of period	$3,259	$49	$2,898	$-	$6,206

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Outlook

          As reflected in our year to date operating results, our business continues to be challenged by softness in demand within the industries that we provide services. As a result of weakened economic conditions, we have taken, and continue to take, actions to reduce our cost structure commensurate with current levels of business. At the same time, we have also invested in new product initiatives and taken steps to realign our infrastructure along our service lines to position the company to grow business with existing customers and to expand our services to new customers. Although we cannot provide assurance about our future prospects, we believe that our product initiatives along with our cost reduction efforts will allow us to achieve our strategic objectives.

          Net Sales

          For the first six months of fiscal 2002, consolidated net sales decreased $81.0 million, or 16.2%, from $498.6 million during fiscal 2001 to $417.6 million during fiscal 2002. For the second quarter of fiscal 2002, consolidated net sales decreased $29.8 million, or 12.3%, from $241.9 million in fiscal 2001 to $212.1 million during fiscal 2002. Overall, the decline in sales reflects weak demand for automotive engineering and human capital management services as our customers have cut spending on information technology projects and product development programs. Sales for the second quarter remain unfavorable compared to last year but reflect marginal improvements over the first quarter of 2002. Our sales by service line were as follows:

			Change

	2002	2001	$	%

	(dollars in thousands)
Fiscal Quarter:
Collaborative Engineering Management	$59,945	$67,456	$(7,511)	(11.1%	)
Human Capital Management Services	85,269	107,652	(22,383)	(20.8%	)
Other Collaborative Services	66,927	66,813	114	0.2%

Fiscal Six Months:
Collaborative Engineering Management	116,924	138,695	(21,771)	(15.7%	)
Human Capital Management Services	170,127	228,675	(58,548)	(25.6%	)
Other Collaborative Services	130,563	131,188	(625)	(0.5%	)

          Engineering sales during the second quarter and first six months of 2002 include about $4.0 and $8.2 million, respectively, of incremental sales from the consolidation of Cadform-MSX Engineering GmbH effective January 1, 2002. Excluding the incremental sales from the consolidation of Cadform, collaborative engineering sales declined 17.1% compared to the second quarter of 2001 and 21.6% compared to the first six months of 2001. The decrease reflects weak demand for automotive design and specialty work in substantially all of our geographic markets. The decline in human capital management services reflects reduced volumes in our engineering staffing business in North America and Europe and reduced volumes of IT staffing services in our North American markets. In addition, our human capital management programs have been subject to customer mandated price reductions. Sales of other collaborative services during the second quarter and first six months of fiscal 2002 include $1.9 million and $3.9 million, respectively, of incremental sales from the acquisition of Draupner Associates AB effective January 1, 2002. The decline in sales of other collaborative services, net of sales from acquired companies, reflects slightly lower volumes of our North American services.

          Operating Profit

          Our consolidated gross profit and operating income for the periods presented were:

			Change

	2002	2001	$	%

Fiscal Quarter:		(dollars in thousands)
Gross profit	$26,292	$32,497	$(6,205)	(19.1%	)
% of net sales	12.4%	13.4%	n/a	n/a
Operating income	$5,770	$12,304	$(6,534)	(53.1%	)
% of net sales	2.7%	5.1%	n/a	n/a
Fiscal Six Months:
Gross profit	$52,530	$64,689%	$(12,159)	(18.8%	)
% of net sales	12.6%	13.0%	n/a	n/a
Operating income	$12,280	$21,649	$(9,369)	(43.3%	)
% of net sales	2.9%	4.3%	n/a	n/a

          Overall, gross profit declined year over year as a result of reduced volumes and pricing pressures, primarily in our collaborative engineering and human capital management services, and start up costs associated with our supply chain management platform. Reductions in gross profit were partially offset by cost reductions implemented throughout the company and improved results from our other collaborative services. Gross profit as a percentage of sales declined to 12.4% for the second quarter and 12.6% for the first six months of 2002 compared to 13.4% and 13.0% during the corresponding periods of 2001. Gross profit during 2002 includes $1.8 million and $2.7 million for the quarter and first six months, respectively, of product development costs for our supply chain management service offerings. Excluding these development costs, gross profit as a percent of sales was consistent with 2001. Reduced profitability in our collaborative engineering and human capital management services were partially offset by improved results from our other collaborative services and the impact of costs reductions implemented. Our cost reduction programs in these and other areas resulted in overall savings in excess of $12 million for the first six months of 2002, primarily in indirect labor, related fringe and benefit costs, and other operating costs.

          Selling, general and administrative expenses increased $1.8 million and $0.3 million compared to the second quarter and first six months of 2001, respectively. Selling, general and administrative expenses, as a percentage of net sales, were 9.6% during the first six months of fiscal 2002 compared to 8.0% in the comparable period of fiscal 2001. To date, the impact of cost reductions that we started implementing during the fourth quarter of 2001 have been more than offset by severance costs and investments to develop our marketing, sales, and product portfolio to support and grow our service offerings. We are continuing to review and take actions to optimize our cost structure based on current and forecasted business levels. Our results also reflect a $1.5 million and $3.1 million reduction in goodwill amortization during the quarter and six months, respectively, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 during the first quarter of 2002. See below for additional information on the adoption of these new accounting rules.

          Interest expense

          Interest expense decreased from $7.6 million during the second quarter 2001 to $6.3 million during the second quarter of 2002, a $1.3 million improvement. For the first six months of 2002, interest expense improved $1.9 million versus 2001. The reductions resulted from a combination of reduced average borrowings outstanding during 2002 and improved interest rates on our variable rate debt outstanding.

          Income taxes and minority interest/equity losses

          Our income tax expense for the second quarter and first six months of 2002 reflects the establishment of valuation allowances totaling $1.6 million for certain deferred tax assets in our European operations. The valuation allowances were required for specific European operations where, based on current facts and circumstances, management determined that the likelihood of realization was not sufficient to allow for continued recognition of the assets. Minority interest expense and equity losses during 2001 and 2002 include our portion of losses from MTE groups LLC, an equity investee, and the minority interest portion of earnings from Satiz Srl, a consolidated subsidiary. Equity losses during 2001 also include our share of losses generated by Cadform-MSX Engineering GmbH. The improvement during the second quarter of 2002 reflects improved results from MTE. The improvement during the six-month period reflects reduced losses from the consolidation of Cadform during 2002.

          Cumulative effect of accounting change for goodwill impairment

          During the first quarter of fiscal 2002 we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be evaluated for impairment charges based on a market value approach instead of amortizing such intangibles over specified periods. Upon adoption, we evaluated the market value of our operating units as of December 30, 2001 based on a discounted cash flow methodology as prescribed by the standard. The result of this analysis was a net charge after taxes of $38.1 million. The impairment charge relates to our collaborative engineering and human capital management service lines. Both of these areas experienced significant downturns during the 2001 fiscal year due to reduced demand for selected services and price reductions implemented by our major customers. The impact of the declines had a significant impact on current valuations when compared to prior performance levels and growth rates. While we believe these lower valuations are temporary in nature, adoption of SFAS No. 142 required that we record this charge during the first quarter of 2002 as a cumulative adjustment from adoption of the new rules.

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

Liquidity and Capital Resources

          Cash Flows

          General. Our principal capital requirements are for capital expenditures, product development initiatives, working capital, and the acquisition of businesses and ventures. These requirements have been met through a combination of bank debt, issuance of subordinated notes and cash from operations. Cash balances in excess of amounts required to fund daily operations are used to pay down amounts outstanding under the revolving credit portion of our credit facility. We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 60-day period after the invoice date. However, in connection with certain of our supply chain management and master vendor services, we collect related receivables at approximately the same time we make payment to suppliers.

          Operating Activities. Net cash used for operating activities was $(9.8) million for the first six months of fiscal 2002 compared to net cash provided by operations of $25.3 million during the comparable period of 2001. The decrease reflects a $8.0 million decrease in earnings before depreciation, amortization, and non-cash charges and unfavorable changes in working capital due primarily to the timing of accounts receivable collections. Increases in accounts receivable balances due to the timing of collections were partially offset by a decline in the volume of pass-through billings outstanding as of June 30, 2002.

          Investing Activities.Net cash used for investing activities decreased $11.0 million from $18.7 million for the first six months of 2001 to $7.7 million for the first six months of 2002. Capital expenditure requirements for current programs decreased commensurate with the current lower volumes in business. Cash used to acquired businesses during 2002 includes funding of the Draupner and Cadform transactions while cash used to acquire businesses during fiscal 2001 includes the acquisition of a minority investment in MTE Groups L.L.C. and the payment of contingent consideration related to certain prior year acquisitions. Other cash from investing activities during the first six months of 2002 primarily represents the refund of escrow funds related to the MTE investment as a result of their non-attainment of earnings targets.

          Financing Activities. Net cash provided by financing activities increased $21.2 million from cash used of $(4.3) million for the first six months of 2001 to cash provided of $16.9 million for the first six months of 2002. Financing requirements during the first six months of 2002 increased to cover short-term declines in working capital. Repayment of debt during 2002 includes a mandatory prepayment totaling $9.1 million as a result of cash flows generated during fiscal 2001. Under the terms of our credit agreement, we are subject to mandatory partial prepayments of amounts outstanding under the term loan portion of the credit facility if excess cash flows, as defined, are generated on an annual basis.

          During the first six months of fiscal 2001, a subsidiary of MSX International, Inc. completed a sale of unregistered securities to certain directors and members of management. The securities were sold in units with each unit comprised of MSX International Inc.’s Series A Preferred Stock, par value $0.01 per share, and Class A Common Stock, par value $0.01 per share. In total, 9,936 shares of Series A Preferred Stock and 482,400 shares of Class A Common Stock were sold. The shares of Series A Preferred Stock and Class A Common Stock, which comprised the units sold, were acquired from Citigroup, our majority stockholder, at a price equal to the price at which the units were sold to management. The entire proceeds of $3.6 million were used to pay the purchase price of the shares acquired from Citigroup. The remainder of cash used to repurchase common and preferred stock during 2001 and 2002 arose from the repurchase of shares pursuant to the Amended and Restated Stockholders’ Agreement.

          Available Financing Sources

          On July 10, 2002, our lending group approved the second amendment to our amended and restated credit agreement. The amendment waived a default of certain financial covenants as of June 30, 2002 and amended other terms and conditions contained in the agreement. As a result of the second amendment our available funds under the revolving credit portion of the credit facility declined from $100 million to $85 million. In conjunction with the amendment, on July 31, 2002 we also entered into a second secured term loan with Citigroup, our majority owners, totaling $15.5 million. $15 million of the proceeds from the second secured term loan were used to permanently pay down amounts outstanding under the existing term loan portion of the credit facility, as required by the second amendment. The remaining proceeds from the second secured term loan were used to fund closing fees associated with the loan. The net effect of these events was to reduce our borrowing capacity under the credit facility by $15 million. For additional information and terms of the second amendment and second secured term loan, refer to Note 9 of our consolidated financial statements.

          As of June 30, 2002, our total indebtedness consists of senior subordinated notes, borrowings under our credit facilities and borrowings under various short-term arrangements. Available borrowings under the revolving credit portion of the credit facility are subject to adequate accounts receivable balance requirements. As of June 30, 2002, $58.4 million was available for future borrowing while $42.0 million was available for immediate borrowing based on our current level of accounts receivable. As a result of the second amendment to our credit facility discussed above, the amount available for future borrowing would be reduced to $43.4 million.

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

10.18 Second Amendment to Amended and Restated Credit Agreement
10.19 Second Secured Term Loan Agreement
99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K:

None

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2002

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn

Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer
and authorized signatory)

EXHIBIT INDEX

10.18	Second Amendment to Amended and Restated Credit Agreement

10.19	Second Secured Term Loan Agreement

99.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002