Form 10-Q
period 2002-09-29
MSX INTERNATIONAL INC
filed 2002-11-13
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-49821

MSX International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3323099 (I.R.S. Employer Identification No.)

22355 West Eleven Mile, Southfield, Michigan (Address of principal executive offices)	48034 (Zip Code)

(248) 299-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

MSX INTERNATIONAL, INC.
INDEX

Pages

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Consolidated Balance Sheets as of September 29, 2002 (Unaudited) and December 30, 2001	2

Consolidated Statements of Operations (Unaudited) for the Fiscal Quarters and Fiscal Nine Months Ended September 29, 2002 and September 30, 2001	3

Consolidated Statements of Cash Flows (Unaudited) for the Fiscal Nine Months Ended September 29, 2002 and September 30, 2001	4

Notes to Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	20

SIGNATURE	21

CERTIFICATIONS	22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of September 29, 2002 and December 30, 2001

	September 29,
	2002	December 30,
	(Unaudited)	2001

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,515	$4,924
Accounts receivable, net (Note 4)	245,478	252,868
Inventory	4,905	6,916
Prepaid expenses and other assets	8,159	7,151
Deferred income taxes, net	5,011	3,477

Total current assets	270,068	275,336
Property and equipment, net	42,115	42,977
Goodwill, net (Note 3)	133,700	170,491
Other assets	14,864	22,608
Deferred income taxes, net	13,230	2,970

Total assets	$473,977	$514,382

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 5)	$11,783	$15,785
Accounts payable and book overdrafts	134,002	153,645
Accrued payroll and benefits	29,416	23,946
Other accrued liabilities	55,791	55,450

Total current liabilities	230,992	248,826
Long-term debt (Note 5)	246,525	230,869
Long-term deferred compensation liabilities and other	12,131	12,977

Total liabilities	489,648	492,672
Minority interests	2,277	1,197
Redeemable Series A Preferred Stock (Note 6)	35,945	36,000
Shareholders’ deficit:
Common Stock, $.01 par value, 200,000,000 aggregate shares of Class A and Class B Common Stock authorized; 20,054,000 and 20,080,800 shares of Class A Common Stock issued and outstanding, respectively	201	201
Additional paid-in-capital	(21,879)	(21,769)
Note receivable from officer	(3,198)	(3,000)
Accumulated other comprehensive loss (Note 7)	(12,649)	(15,603)
Retained earnings	(16,368)	24,684

Total shareholders’ deficit	(53,893)	(15,487)

Total liabilities and shareholders’ deficit	$473,977	$514,382

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal nine months ended September 29, 2002 and September 30, 2001

	Fiscal Quarter Ended		Fiscal Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

	(in thousands)
Net sales	$200,556	$213,906	$618,170	$712,464
Cost of sales	173,119	187,267	538,203	621,136

Gross profit	27,437	26,639	79,967	91,328
Selling, general and administrative expenses	20,746	19,249	60,996	59,177
Amortization of goodwill (Note 3)	—	1,548	—	4,660

Operating income	6,691	5,842	18,971	27,491
Interest expense, net	6,892	6,856	19,459	21,340

Income (loss) before income taxes, minority interests, and equity in net income/losses of affiliates	(201)	(1,014)	(488)	6,151
Income tax provision (benefit)	229	(405)	1,896	2,556
Minority interests and equity in net income/losses of affiliates, net of taxes	94	(507)	(522)	(1,257)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(336)	(1,116)	(2,906)	2,338
Cumulative effect of accounting change for goodwill impairment, net of taxes of $9,745 (Note 3)	—	—	(38,102)	—

Net income (loss)	$(336)	$(1,116)	$(41,008)	$2,338

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal nine months ended September 29, 2002 and September 30, 2001

	Fiscal Nine Months Ended

	September 29,	September 30,
	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(41,008)	$2,338
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change for goodwill impairment	38,102	—
Minority interests and equity in net losses of affiliates	522	1,257
Depreciation	13,921	12,352
Amortization, including goodwill	1,332	5,497
Deferred taxes	(2,116)	(1,866)
(Gain) loss on sale/disposal of property and equipment	264	46
(Increase) decrease in receivables	13,254	30,284
(Increase) decrease in inventory	2,010	291
Increase (decrease) in prepaid expenses and other assets	(937)	(2,050)
Increase (decrease) in current liabilities	(11,403)	(40,586)
Other, net	86	(918)

Net cash provided by operating activities	14,027	6,645

Cash flows from investing activities:
Capital expenditures	(7,861)	(13,905)
Acquisition of businesses, net of cash acquired	(3,132)	(16,132)
Proceeds from sale/disposal of property and equipment	170	147
Other, net	1,857	44

Net cash used for investing activities	(8,966)	(29,846)

Cash flows from financing activities:
Proceeds from issuance of debt	15,450	—
Repayment of debt	(28,746)	(3,938)
Debt issuance costs	(1,445)	(28)
Changes in revolving debt, net	19,657	25,046
Changes in book overdraft, net	(8,421)	(778)
Repurchase of common and preferred stock	(209)	(4,178)
Sale of common stock and preferred stock	—	3,612

Net cash provided by (used for) financing activities	(3,714)	19,736

Effect of foreign exchange rate changes on cash and cash equivalents	244	2,507

Cash and cash equivalents:
Increase (decrease) for the period	1,591	(958)
Balance, beginning of period	4,924	4,686

Balance, end of period	$6,515	$3,728

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

     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal nine months ended September 29, 2002 and September 30, 2001 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

2.	Acquisitions of Businesses:

     Effective January 1, 2002, we completed the acquisition of selected assets and liabilities of Draupner Associates AB in Gottenberg, Sweden for a total purchase price at closing of about $2.4 million, before acquisition related costs, with an additional amount payable contingent on the achievement of an annual earnings target. Draupner’s principal business is digital documentation and translation services for the automotive and related industries. Upon completion, the Draupner business was integrated with our custom communication service offerings. Also effective January 1, 2002, we acquired the remaining 51% of the outstanding common stock of Cadform-MSX Engineering GmbH through a series of transactions that were contemplated at the time of our previous investment in Cadform. Specifically, we exercised our option to acquire an additional 16% of the common stock of Cadform for about $0.3 million. The remaining 35% of their common stock was acquired in exchange for a 7.8% interest in our existing engineering business in Germany. Prior to these transactions, we owned 49% of the outstanding common stock of Cadform. The purchase price for both the Draupner and Cadform transactions was funded with borrowings under our credit facility.

     The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity’s future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity’s financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded when earned. No such additional consideration has been recorded or paid during fiscal 2002.

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Reported income (loss) before cumulative effect of accounting change for goodwill impairment	$(336)	$(1,116)	$(2,906)	$2,338
Amortization of goodwill	—	1,548	—	4,660
Amortization of equity method investee goodwill	—	73	—	188

Comparable income (loss) before cumulative effect of accounting change for goodwill impairment	$(336)	$505	$(2,906)	$7,186

     The following summarizes the changes in our goodwill balances during the nine months ended September 29, 2002:

Balance at December 30, 2001, net	$170,491
Goodwill recorded during the period	9,130
Impairment losses recognized	(47,847)
Other, including translation changes	1,926

Balance at September 29, 2002, net	$133,700

     Goodwill recorded during the period was primarily generated from the purchase of additional shares and consolidation of Cadform-MSX Engineering as disclosed in Note 2. Adjustments to the preliminary allocation of purchase price to Cadform may occur during the remainder of 2002 as a result of new or revised information regarding the value of assets acquired and liabilities assumed. Management believes the resolution of these matters will not have a material effect on the results of operations, financial position, or cash flows of MSXI. A substantial portion of the goodwill generated was previously included in the carrying amount of our investment in Cadform-MSX Engineering as of December 30, 2001.

4.	Accounts Receivable:

     Accounts receivable include the portion of our billings for purchasing support services attributable to services provided by our vendors that are passed on to our customers. These amounts totaled $47.8 million as of September 29, 2002 and $49.7 million as of December 30, 2001. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

5.	Debt:

     Debt is comprised of the following:

	Interest Rates at		Outstanding at

	September 29,	December 30,	September 29,	December 30,
	2002	2001	2002	2001

Senior subordinated notes	11.375%	11.375%	$130,000	$130,000
Second secured term loan	10.00%	n/a	15,450	—
Credit facility, as amended and restated:
Revolving line of credit notes	4.81-4.83%	n/a	16,000	—
Swingline notes	5.03-11.15%	4.23-7.00%	22,399	9,931
Term notes	5.58-6.88%	5.34-6.10%	68,567	97,313
Satiz facility	n/a	4.55%	—	8,750
Other debt	7.00-9.00%	7.00-7.25%	5,892	660

			258,308	246,654
Less current portion			11,783	15,785

Total long-term debt			$246,525	$230,869

     Effective July 10, 2002, our lending group approved the second amendment to our amended and restated credit facility. In conjunction with this amendment, on July 31, 2002 we also entered into a second secured term loan with an affiliate of Citigroup, our majority owners, totaling about $15.5 million. In summary, terms of the second amendment to our credit agreement include the following:

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

     Other debt represents balances outstanding on lines of credit and other facilities maintained by certain foreign subsidiaries with local banks. Included in other debt at September 29, 2002 is $2.4 million outstanding under the BHF Bank Credit Facility maintained by Cadform-MSX Engineering GmbH. This facility provides for borrowings up to 4.7 million euro at both fixed and floating interest rates. Amounts outstanding are currently payable on demand and are partially secured by a guarantee and letter of credit provided by MSX International.

     As of September 29, 2002, $38.4 million was outstanding under the revolving and swingline portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility. The revolving credit portion of our credit facility expires on December 7, 2004.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

6.	Redeemable Series A Preferred Stock:

     We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of September 29, 2002 and December 30, 2001, 359,448 and 360,000 shares of our Redeemable Series A Preferred Stock are issued and outstanding. Dividends on preferred stock are payable in cash at a rate per annum equal to 12 percent of the stated value plus an amount equal to any accrued and unpaid dividends. As of September 29, 2002, we have not declared or paid any dividends. Dividends accumulated but not declared totaled about $34.6 million as of September 29, 2002.

7.	Comprehensive Income:

     Our comprehensive income was:

	Fiscal Quarter Ended		Fiscal Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Net income (loss)	$(336)	$(1,116)	$(41,008)	$2,338
Other comprehensive income — Foreign currency translation adjustments	119	3,959	2,954	2,194

Comprehensive income (loss)	$(217)	$2,843	$(38,054)	$4,532

8.	Segment Information:

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

     The following is a summary of our net sales by service line:

	Fiscal Quarter Ended		Fiscal Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Collaborative Engineering Management	$55,191	$60,337	$172,115	$199,032
Human Capital Management Services	79,662	95,026	249,789	323,701
Other Collaborative Services	65,703	58,543	196,266	189,731

Total net sales	$200,556	$213,906	$618,170	$712,464

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

     We evaluate performance based on earnings before interest and taxes (EBIT), including the Michigan Single Business Tax and other similar taxes, as defined. A reconciliation of consolidated EBIT to consolidated income (loss) before income taxes, minority interests, and equity in net losses of affiliates is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Total EBIT before minority interests and equity in net losses of affiliates	$7,408	$7,159	$21,481	$31,144
Interest expense	(6,892)	(6,856)	(19,459)	(21,340)
Michigan Single Business Tax and other similar taxes	(717)	(1,317)	(2,510)	(3,653)

Consolidated income (loss) before taxes, minority interests, and equity in net losses of affiliates	$(201)	$(1,014)	$(488)	$6,151

9.	Guarantor and Non-Guarantor Subsidiaries:

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of September 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$249	$6,266	$—	$6,515
Accounts receivable, net	127	126,082	119,269	—	245,478
Inventory	—	3,596	1,309	—	4,905
Prepaid expenses and other assets	39	3,584	4,536	—	8,159
Deferred income taxes, net	—	2,413	2,598	—	5,011

Total current assets	166	135,924	133,978	—	270,068
Property and equipment, net	—	22,615	19,500	—	42,115
Goodwill, net	—	103,743	29,957	—	133,700
Investment in subsidiaries	124,167	70,225	1,666	(190,732)	5,326
Other assets	6,194	3,055	289	—	9,538
Deferred income taxes, net	5,451	7,074	705	—	13,230

Total assets	$135,978	$342,636	$186,095	$(190,732)	$473,977

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$6,154	$—	$5,629	$—	$11,783
Accounts payable and book overdrafts	—	75,106	58,896	—	134,002
Accrued liabilities	4,076	46,911	34,220	—	85,207

Total current liabilities	10,230	122,017	98,745	—	230,992
Long-term debt	245,875	—	650	—	246,525
Intercompany accounts	(102,179)	91,496	10,683	—	—
Long-term deferred compensation liabilities and other	—	3,799	8,332	—	12,131

Total liabilities	153,926	217,312	118,410	—	489,648
Minority interests	—	—	2,277	—	2,277
Redeemable Series A Preferred Stock	35,945	—	—	—	35,945
Shareholders’ equity (deficit)	(53,893)	125,324	65,408	(190,732)	(53,893)

Total liabilities and shareholders’ Equity (deficit)	$135,978	$342,636	$186,095	$(190,732)	$473,977

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 30, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$638	$4,286	$—	$4,924
Accounts receivable, net	171	137,694	115,003	—	252,868
Inventory	—	5,885	1,031	—	6,916
Prepaid expenses and other assets	134	5,118	1,899	—	7,151
Deferred income taxes, net	—	2,836	641	—	3,477

Total current assets	305	152,171	122,860	—	275,336
Property and equipment, net	—	23,447	19,530	—	42,977
Goodwill, net	—	131,909	38,582	—	170,491
Investment in subsidiaries	155,563	83,439	6,342	(232,783)	12,561
Other assets	6,006	3,824	217	—	10,047
Deferred income taxes, net	1,373	(748)	2,345	—	2,970

Total assets	$163,247	$394,042	$189,876	$(232,783)	$514,382

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$6,375	$—	$9,410	$—	$15,785
Accounts payable and book overdrafts	—	102,910	50,735	—	153,645
Accrued liabilities	7,604	50,844	20,948	—	79,396

Total current liabilities	13,979	153,754	81,093	—	248,826
Long-term debt	225,187	—	5,682	—	230,869
Intercompany accounts	(96,432)	79,771	16,661	—	—
Long-term deferred compensation liabilities and other	—	4,959	8,018	—	12,977

Total liabilities	142,734	238,484	111,454	—	492,672
Minority interests	—	—	1,197	—	1,197
Redeemable Series A Preferred Stock	36,000	—	—	—	36,000
Shareholders’ equity (deficit)	(15,487)	155,558	77,225	(232,783)	(15,487)

Total liabilities and shareholders’ equity (deficit)	$163,247	$394,042	$189,876	$(232,783)	$514,382

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended September 29, 2002 and September 30, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended September 29, 2002:
Net sales	$—	$105,623	$97,894	$(2,961)	$200,556
Cost of sales	—	91,034	85,046	(2,961)	173,119

Gross profit	—	14,589	12,848	—	27,437
Selling, general and administrative expenses	—	11,436	9,310	—	20,746
Amortization of goodwill and other intangibles	—	—	—	—	—

Operating income	—	3,153	3,538	—	6,691
Interest income (expense), net	(4,012)	(2,464)	(416)	—	(6,892)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(4,012)	689	3,122	—	(201)
Income tax provision (benefit)	(1,389)	1,115	503	—	229
Minority interests and equity in net income/ losses of affiliates, net of taxes	2,287	2,713	44	(4,950)	94

Income (loss) before cumulative effect of accounting change for goodwill impairment	(336)	2,287	2,663	(4,950)	(336)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income (loss)	$(336)	$2,287	$2,663	$(4,950)	$(336)

Fiscal Quarter Ended September 30, 2001:
Net sales	$—	$130,051	$87,829	$(3,974)	$213,906
Cost of sales	—	109,005	82,236	(3,974)	187,267

Gross profit	—	21,046	5,593	—	26,639
Selling, general and administrative expenses	—	13,270	5,979	—	19,249
Amortization of goodwill and other intangibles	—	1,168	380	—	1,548

Operating income	—	6,608	(766)	—	5,842
Interest income (expense), net	13,147	(17,893)	(2,110)	—	(6,856)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	13,147	(11,285)	(2,876)	—	(1,014)
Income tax provision (benefit)	4,888	(4,106)	(1,187)	—	(405)
Minority interests and equity in net income/ losses of affiliates, net of taxes	(9,375)	(2,196)	(267)	11,331	(507)
Income (loss) before cumulative effect of accounting change for goodwill impairment	(1,116)	(9,375)	(1,956)	11,331	(1,116)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income (loss)	$(1,116)	$(9,375)	$(1,956)	$11,331	$(1,116)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine months ended September 29, 2002 and September 30, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Nine Months Ended September 29, 2002:
Net sales	$—	$337,016	$290,474	$(9,320)	$618,170
Cost of sales	—	293,460	254,063	(9,320)	538,203

Gross profit	—	43,556	36,411	—	79,967
Selling, general and administrative expenses	—	35,259	25,737	—	60,996
Amortization of goodwill and other intangibles	—	—	—	—	—

Operating income	—	8,297	10,674	—	18,971
Interest income (expense), net	(10,216)	(7,825)	(1,418)	—	(19,459)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(10,216)	472	9,256	—	(488)
Income tax provision (benefit)	(3,558)	2,262	3,192	—	1,896
Minority interests and equity in net income/losses of affiliates, net of taxes	(34,350)	(14,462)	(333)	48,623	(522)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(41,008)	(16,252)	5,731	48,623	(2,906)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	(18,098)	(20,004)	—	(38,102)

Net income (loss)	$(41,008)	$(34,350)	$(14,273)	$48,623	$(41,008)

Fiscal Nine Months Ended September 30, 2001:
Net sales	$—	$438,182	$287,312	$(13,030)	$712,464
Cost of sales	—	372,082	262,084	(13,030)	621,136

Gross profit	—	66,100	25,228	—	91,328
Selling, general and administrative expenses	—	41,762	17,415	—	59,177
Amortization of goodwill and other intangibles	—	3,505	1,155	—	4,660

Operating income	—	20,833	6,658	—	27,491
Interest income (expense), net	(811)	(17,772)	(2,757)	—	(21,340)

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(811)	3,061	3,901	—	6,151
Income tax provision (benefit)	(255)	1,202	1,609	—	2,556
Minority interests and equity in net income/ losses of affiliates, net of taxes	2,894	1,035	(770)	(4,416)	(1,257)

Income (loss) before cumulative effect of accounting change for goodwill impairment	2,338	2,894	1,522	(4,416)	2,338
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income	$2,338	$2,894	$1,522	$(4,416)	$2,338

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended September 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(41,008)	$(34,350)	$(14,273)	$48,623	$(41,008)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Cumulative effect of accounting change for goodwill impairment	—	18,098	20,004	—	38,102
Equity in earnings of subsidiaries	34,350	14,462	333	(48,623)	522
Depreciation	—	6,791	7,130	—	13,921
Amortization	1,332	—	—	—	1,332
Deferred taxes	(4,078)	2,345	(383)	—	(2,116)
(Gain) loss on sale/disposal of property and equipment	—	26	238	—	264
(Increase) decrease in receivables	(154)	11,613	1,795	—	13,254
(Increase) decrease in inventory	—	2,288	(278)	—	2,010
(Increase) decrease in prepaid expenses and other assets	95	1,534	(2,566)	—	(937)
Increase (decrease) in current liabilities	(3,527)	(23,292)	15,416	—	(11,403)
Other, net	(75)	(352)	513	—	86

Net cash provided by (used for) operating activities	(13,065)	(837)	27,929	—	14,027

Cash flows from investing activities:
Capital expenditures	—	(5,689)	(2,172)	—	(7,861)
Acquisition of businesses, net of cash acquired	—	(199)	(2,933)	—	(3,132)
Proceeds from sale/disposal of property and equipment	—	36	134	—	170
Other, net	—	1,857	—	—	1,857

Net cash used for investing activities	—	(3,995)	(4,971)	—	(8,966)

Cash flows from financing activities:
Intercompany	(5,747)	12,392	(6,645)	—	—
Transactions with subsidiaries	(2,955)	(2,456)	(470)	5,881	—
Proceeds from issuance of debt	15,450	—	—	—	15,450
Repayment of debt	(28,746)	—	—	—	(28,746)
Debt issuance costs	(1,445)	—	—	—	(1,445)
Changes in revolving debt, net	33,762	—	(14,105)	—	19,657
Changes in book overdraft, net	—	(8,448)	27	—	(8,421)
Repurchase of common and preferred stock	(209)	—	—	—	(209)

Net cash provided by (used for) financing activities	10,110	1,488	(21,193)	5,881	(3,714)

Effect of foreign exchange rate changes on cash and cash equivalents	2,955	2,955	215	(5,881)	244

Cash and cash equivalents:
Increase (decrease) for the period	—	(389)	1,980	—	1,591
Balance, beginning of period	—	638	4,286	—	4,924

Balance, end of period	$—	$249	$6,266	$—	$6,515

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended September 30, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$2,338	$2,894	$1,522	$(4,416)	$2,338
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(2,894)	(1,035)	770	4,416	1,257
Depreciation	—	6,050	6,302	—	12,352
Amortization, including goodwill	837	3,505	1,155	—	5,497
Deferred taxes	(552)	361	(1,675)	—	(1,866)
(Gain) loss on sale/disposal of property and equipment	—	45	1	—	46
(Increase) decrease in receivables	51	24,623	5,610	—	30,284
(Increase) decrease in inventory	—	(196)	487	—	291
(Increase) decrease in prepaid expenses and other assets	95	(770)	(1,375)	—	(2,050)
Increase (decrease) in current liabilities	1,570	(32,001)	(10,155)	—	(40,586)
Other, net	—	(1,221)	303	—	(918)

Net cash provided by operating activities	1,445	2,255	2,945	—	6,645

Cash flows from investing activities:
Capital expenditures	—	(7,984)	(5,921)	—	(13,905)
Acquisition of businesses, net of cash acquired	—	(11,533)	(4,599)	—	(16,132)
Proceeds from sale/disposal of property and equipment	—	47	100	—	147
Other, net	—	44	—	—	44

Net cash used for investing activities	—	(19,426)	(10,420)	—	(29,846)

Cash flows from financing activities:
Intercompany	(31,564)	27,846	3,718	—	—
Transactions with subsidiaries	(2,184)	(2,220)	70	4,334	—
Proceeds from issuance of debt
Repayment of debt, net	(3,938)	—	—	—	(3,938)
Debt issuance costs, net	(28)	—	—	—	(28)
Changes in revolving debt, net	34,646	(10,196)	596	—	25,046
Changes in book overdraft, net	—	(675)	(103)	—	(778)
Repurchase of common and preferred stock	(566)	(3,612)	—	—	(4,178)
Sale of common and preferred stock	—	3,612	—	—	3,612

Net cash provided by (used for) financing activities	(3,634)	14,755	4,281	4,334	19,736

Effect of foreign exchange rate changes on cash and cash equivalents	2,189	2,189	2,463	(4,334)	2,507

Cash and cash equivalents:
Decrease for the period	—	(227)	(731)	—	(958)
Balance, beginning of period	—	569	4,117	—	4,686

Balance, end of period	$—	$342	$3,386	$—	$3,728

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Outlook

     As reflected in our year to date operating results, our business continues to be challenged by reduced demand in the IT staffing industry, cost containment actions at our major customers, and postponed product development initiatives in the automotive industry resulting from economic uncertainties. In response to these challenges, we have taken, and continue to take, actions to reduce our cost structure commensurate with current levels of business while investing in our product portfolio. We are focused on bundling our customized services into standardized and scalable product offerings. We believe that this positioning of our services as integrated solutions will improve our value proposition to existing and prospective customers. Our goal is to sell high value solutions by leveraging our global organization and existing customer base. Although we cannot provide assurance about the future, we believe our efforts will result in improved profitability, operating efficiencies, and expansion of our customer base, including growth in non-automotive markets.

     Net Sales

     For the first nine months of fiscal 2002, consolidated net sales decreased $94.3 million, or 13.2%, from $712.5 million during fiscal 2001 to $618.2 million during fiscal 2002. For the third quarter of fiscal 2002, consolidated net sales decreased $13.3 million, or 6.2%, from $213.9 million in fiscal 2001 to $200.6 million during fiscal 2002. Overall, the decline in sales reflects weak demand for automotive engineering and human capital management services as our customers have reduced or delayed spending on information technology projects and product development programs. Our sales by service line were as follows:

			Change

	2002	2001	$	%

	(dollars in thousands)
Fiscal Quarter:
Collaborative Engineering Management	$55,191	$60,337	$(5,146)	(8.5%)
Human Capital Management Services	79,662	95,026	(15,364)	(16.2%)
Other Collaborative Services	65,703	58,543	7,160	12.2%
Fiscal Nine Months:
Collaborative Engineering Management	$172,115	$199,032	$(26,917)	(13.5%)
Human Capital Management Services	249,789	323,701	(73,912)	(22.8%)
Other Collaborative Services	196,266	189,731	6,535	3.4%

     Engineering sales during the third quarter and first nine months of 2002 include about $4.5 million and $12.7 million, respectively, of incremental sales from the consolidation of Cadform-MSX Engineering GmbH effective January 1, 2002. Excluding incremental sales from the consolidation of Cadform, collaborative engineering sales declined 16.0% compared to the third quarter of 2001 and 19.9% compared to the first nine months of 2001. The decrease reflects lower demand for automotive design and specialty work in substantially all of our geographic markets. The decline in human capital management services reflects reduced volumes in our engineering staffing business in North America and Europe and reduced volumes of IT staffing services in our North American markets. In addition, our human capital management programs have been subject to customer mandated price reductions. Sales of other collaborative services during the third quarter and first nine months of fiscal 2002 include about $1.4 million and $5.3 million, respectively, of incremental sales from the acquisition of Draupner Associates AB effective January 1, 2002. The improvement in sales of other collaborative services, net of acquired sales, primarily reflects changes in foreign exchange translation rates.

     Operating Income

     Our consolidated gross profit and operating income for the periods presented were:

			Change
	September 29,	September 30,
	2002	2001	$	%

	(dollars in thousands)
Fiscal Quarter:
Gross profit	$27,437	$26,639	$798	3.0%
% of net sales	13.7%	12.5%	n/a	n/a
Operating income	$6,691	$5,842	$849	14.5%
% of net sales	3.3%	2.7%	n/a	n/a
Fiscal Nine months:
Gross profit	$79,967	$91,328	$(11,361)	(12.4%)
% of net sales	12.9%	12.8%	n/a	n/a
Operating income	$18,971	$27,491	$(8,520)	(31.0%)
% of net sales	3.1%	3.9%	n/a	n/a

     Gross profit during the third quarter of 2002 reflects a $2.2 million benefit related to the early termination of a long-term engagement. Gross profit during 2002 also includes $1.9 million and $4.5 million for the quarter and first nine months, respectively, of product development costs for our supply chain management service offerings. Excluding these development costs and the early termination benefit, gross profit as a percent of sales improved during both the quarter and nine month periods. However, overall gross profit values declined during the first nine months of 2002 versus 2001 on an adjusted basis. Overall, the declines reflect reduced volumes and pricing pressures, primarily in our collaborative engineering and human capital management services. Reductions in sales volume and the impact of price reductions were partially offset by cost reductions implemented throughout the company and improved results from our other collaborative services. Overall our cost reduction programs resulted in savings in excess of $17 million for the first nine months of 2002, primarily in indirect labor, related fringe and benefit costs, and other operating costs.

     Selling, general and administrative expenses increased $1.5 million and $1.8 million compared to the third quarter and first nine months of 2001, respectively. Included in selling, general and administrative expense are severance costs totaling $1.3 million and $1.7 million for the third quarter and first nine months of 2002, respectively. Excluding such severance costs, selling, general and administrative expenses, as a percentage of net sales, were 9.7% and 9.6% during the third quarter and first nine months of fiscal 2002 compared to 9.0% and 8.3% in the comparable periods of fiscal 2001. To date, the impact of cost reductions that we started implementing during the fourth quarter of 2001 have been more than offset by investments to develop our marketing, sales, and product portfolio to support and grow our service offerings and additional costs from the consolidation of acquisitions during 2002. We are continuing to review and take actions to optimize our cost structure based on current and forecast business levels. Our results also reflect a $1.5 million and $4.7 million reduction in goodwill amortization during the quarter and nine months, respectively, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 during the first quarter of 2002. See below for additional information on the adoption of these new accounting rules.

     Interest Expense

     Interest expense remained constant for the quarter and decreased $1.9 million for the first nine months of fiscal 2002. The year to date improvement resulted from decreases in interest rates on our variable rate debt outstanding. Interest rates on our variable rate debt remain favorable compared to the third quarter of 2001. However, our third quarter interest expense also includes amortization of additional debt issuance costs associated with a second secured term loan and the second amendment to our credit facility as well as a non-recurring write-off of issuance costs from our original credit facility resulting from reductions in availability.

     Income taxes and minority interest/equity losses

     Our income tax expense for the third quarter and first nine months of 2002 reflects the establishment of valuation allowances totaling $0.7 million and $2.3 million, respectively, for certain deferred tax assets in our European operations. The valuation allowances were required for selected operations where, based on current facts and circumstances, management determined that the likelihood of realization was not sufficient to allow for continued recognition of the assets. Minority interest expense and equity losses during 2002 include our portion of income/losses from MTE Groups LLC, an equity investee, and the minority interest portion of earnings from Satiz Srl and MSX Engineering GmbH, both consolidated subsidiaries. Equity losses during 2001 also include equity losses generated by Cadform-MSX Engineering GmbH. The improvement during the third quarter and first nine months of 2002 reflects improved earnings from MTE versus 2001 and the elimination of Cadform equity losses resulting from consolidation effective January 1, 2002.

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

Liquidity and Capital Resources

     Cash Flows

     General. Our principal capital requirements are for working capital, product development initiatives, and capital expenditures for customer programs. These requirements have been met through a combination of bank debt, issuance of subordinated and secured notes and cash from operations. Cash balances in excess of amounts required to fund daily operations are used to pay down amounts outstanding under the revolving credit portion of our credit facility. We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 60-day period after the invoice date. However, in connection with certain of our supply chain management and master vendor services, we collect related receivables at approximately the same time we make payment to suppliers.

     Operating Activities. Net cash provided by operating activities improved $7.4 million to $14.0 million for the fiscal nine months ended September 29, 2002, compared to cash provided by operating activities of $6.6 million for the fiscal nine-months ended September 30, 2001. The improvement, despite lower cash earnings, reflects improved working capital as a result of our cash management efforts.

     Investing Activities. Net cash used for investing activities decreased $20.9 million, from $29.8 million for the first nine months of fiscal 2001, to $9.0 million for the first nine months of fiscal 2002. Capital expenditure requirements for current programs decreased commensurate with the current lower volumes in business and reductions in our internal development projects. Cash used to acquired businesses during 2002 includes funding of the Draupner and Cadform transactions while cash used to acquire businesses during fiscal 2001 includes the acquisition of a minority investment in MTE Groups L.L.C. and the payment of contingent consideration related to certain prior year acquisitions. Other cash from investing activities during the first nine months of 2002 primarily represents the return of funds that had been escrowed to cover additional purchase price for the MTE investment had MTE achieved certain earnings targets.

     Financing Activities. Net cash used for financing activities was $3.7 million during the first nine months of 2002 compared to cash provided by financing activities of $19.7 million for the first nine months of fiscal 2001. Financing requirements during 2002 decreased due to improvements in working capital and the decline in investment requirements. Under the terms of our credit agreement, we are subject to mandatory partial prepayments of amounts outstanding under the term loan portion of our credit facility if excess cash flows, as defined, are generated on an annual basis. Repayment of debt during 2002 includes a mandatory prepayment during the second quarter totaling $9.1 million as a result of cash flows generated during fiscal 2001. Repayment of debt also includes a $15 million repayment of term loans due to refinancing under a second secured term as described below.

     During the first nine months of fiscal 2001, a subsidiary of MSX International, Inc. completed a sale of unregistered securities of MSXI to certain directors and members of management. The securities were sold in units with each unit comprised of MSX International Inc.’s Series A Preferred Stock, par value $0.01 per share, and Class A Common Stock, par value $0.01 per share. In total, 9,936 shares of Series A Preferred Stock and 482,400 shares of Class A Common Stock were sold. The shares of Series A Preferred Stock and Class A Common Stock, which comprised the units sold, were acquired from Citigroup, our majority stockholder, at a price equal to the price at which the units were sold to management. The entire proceeds of $3.6 million were used to pay the purchase price of the shares acquired from Citigroup. The remainder of cash used to repurchase common and preferred stock during 2001 and 2002 arose from the repurchase of shares pursuant to the Amended and Restated Stockholders’ Agreement.

     Available Financing Sources

     On July 10, 2002, our lending group approved the second amendment to our amended and restated credit agreement. The amendment waived a default of certain financial covenants as of June 30, 2002 and amended other terms and conditions contained in the agreement. As a result of the second amendment our available funds under the revolving credit portion of the credit facility declined from $100 million to $85 million. In conjunction with the amendment, on July 31, 2002 we also entered into a second secured term loan with Citigroup, our majority owners, totaling about $15.5 million. $15 million of the proceeds from the second secured term loan were used to permanently pay down amounts outstanding under the existing term loan portion of the credit facility, as required by the second amendment. The remaining proceeds from the second secured term loan were used to fund closing fees associated with the loan. The net effect of these events was to reduce the maximum borrowing capacity under our credit facility by $15 million. For additional information and terms of the second amendment and second secured term loan, refer to Note 5 of our consolidated financial statements.

     As of September 29, 2002, our total indebtedness consists of senior subordinated notes, borrowings under our credit facilities and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contingent commitments under letters of credit totaling about $4.9 million at September 29, 2002. Fiat S.p.A. has exercised their option to sell their remaining 25% interest in Satiz Srl to MSXI in accordance with the original purchase agreement. The company is exploring alternatives that would reduce the related funding requirement, which is expected to take place in the fourth quarter of 2002, and which is not expected to be material to our liquidity or financial position. Available borrowings under the revolving credit portion of the credit facility are subject to adequate accounts receivable balance requirements. As of September 29, 2002, we have $46.6 million of availability under our credit facility of which $33.3 million is immediately available based on required levels of accounts receivable.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn
Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer
and authorized signatory)

CERTIFICATION

I, Frederick K. Minturn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MSX International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Fredrick K. Minturn
Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

CERTIFICATION

I, Thomas T. Stallkamp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MSX International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Thomas T. Stallkamp
Thomas T. Stallkamp
Vice Chairman and Chief
Executive Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002