Form 10-K
period 2002-12-29
MSX INTERNATIONAL INC
filed 2003-03-27
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission File Number: 333-49821

MSX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3323099
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

28355 West 11 Mile Road,	48314
Southfield, Michigan	(Zip Code)
(Address of principal executive offices)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

None of the registrant’s common stock is held by non-affiliates of the registrant.

Number of shares outstanding of each of the registrant’s classes of common stock at March 18, 2003:
                   20,054,000 shares of Class A Common Stock, $0.01 par value.

PART I

Item 1. Business.

     General

     MSX International, Inc. (“MSXI”), headquartered in Southfield, Michigan, combines innovative people, standardized processes and today’s technologies to deliver technical business services on a global basis. We are a single source provider of these services at our facilities, at our customers’ facilities, and through web-based and other commerce networks. With both scalable and customized solutions, our people offer broad-based knowledge and experience that adds value to various phases in the life cycle of our customers’ products and services. We currently employ more than 7,900 professional staff at 78 operating locations in 26 countries.

     Since our formation, we have pursued both internal development and complementary acquisitions that have expanded our geographic and customer reach, increased our technical service capabilities and leveraged our corporate services. More recently, we have worked to refine and package our many capabilities and resources into fewer, more scalable service offerings. A strategic imperative is to expand our customer base beyond the automotive industry to demonstrate the universal applicability and economic value of our business services while continuing to grow our automotive business. Our sales to non-automotive customers represent 22.1% of our total sales based on fiscal 2002 results.

     Technical Service Offerings

     We provide a broad range of technical business services to our customers and group our offerings under three service lines: collaborative engineering management, human capital management, and other collaborative services. The following table sets forth, for the three fiscal years ended December 29, 2002, a summary of our net sales by service line, net of intercompany sales. Additional information on our operating results by service line is set forth in Note 16 of our consolidated financial statements included under Item 8 of this report.

	Fiscal Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

	(in thousands)
Collaborative Engineering Management	$287,285	$253,192	$222,312
Human Capital Management Services	484,255	412,948	322,300
Other Collaborative Services	263,683	263,117	262,821

Total net sales	$1,035,223	$929,257	$807,433

     By leveraging competencies from each of our service lines, we believe we are positioned to compete in large and growing areas of the global economy. Our scalable solutions and customized offerings are adapted to customer needs that have emerged in recent years due to the convergence of digital communication technologies and business process improvement initiatives. Our net sales are based principally on fees charged for resources provided to support development, manufacturing and distribution of customer products and services. We believe that our customers will increasingly rely on outside vendors with combined intellectual capital and service delivery resources to provide them with these essential services, allowing them to improve operating efficiency by focusing on core competencies.

     Our domestic and foreign markets are highly competitive. In some cases, our global competitors include a number of other well-established vendors, as well as customers with their own internal capabilities. Although a number of companies of varying size compete with us, no single competitor is substantially in competition with respect to all of our services. A full description of our services can be found on our website at www.msxi.com. The following is a summary of our offerings through each of our service lines.

     Collaborative Engineering Management

     We provide a complete range of engineering services, including consultancy, product and process development and full program management. Our engineering customer base is primarily concentrated in the transportation and related industries. Our advice, innovation and solutions can be delivered through all phases of the product development cycle. Our service offerings cover the following key areas:

•	Technical consultancy – consultancy based on our more than 30 years of experience in complete engineering and niche vehicle programs and in the applications of processes and technology tools to achieve best in class product quality, timing and cost

•	Technology applications – using the latest technology and CAE tools to execute projects for our clients, including virtual engineering (digital design, predictive analysis, dimensional management, CAD engineering and manufacturing simulation). This reduces development process cycle time and minimizes the requirement for physical proto-types and testing, thereby reducing overall cost

•	Engineering services – in support of the above specialist skills we provide general engineering services capable of delivering successful products, including studio services, product engineering (body structures, chassis and trim), system integration in powertrain and electronics, prototype build, manufacturing engineering, and low volume vehicle build

     In order to deliver full vehicle programs, we have established strategic alliances with partners who share our commitment to engineering excellence and who offer services and technologies that complement our areas of expertise. This strategic direction allows us to maintain a lean cost structure and compete favorably in this highly competitive environment.

     Competitors vary in our industry depending on services provided and geographic reach. Customers are focused on companies that can provide global reach, depth and breadth of experience. In North America, we compete with Magna, Porsche, Roush Industries, and Wagon Inc., among others. European competition includes Bertrandt, Rücker, IVM, Magna-Steyr, Porsche, Stola, Pininfarina, Italdesign, Engineering & Design AG and Hawtal Whiting, a subsidiary of Wagon plc.

     Human Capital Management Services

     We provide a broad range of services to help maximize the effectiveness, flow and utilization of human capital, particularly in technology-oriented environments. Through this practice we provide custom staffing solutions, including:

•	Contingent staffing & direct placement – traditional temporary and/or permanent staffing solutions for information technology, engineering or other professional staff needs. Our staffing capabilities include design and production engineers, computer operators, database specialists, network administrators and specialists, PC support staff, software engineers, systems analysts and administrators, and technical support specialists

•	Retained search services – direct recruitment of middle and senior management talent on a “retained” basis

•	Workforce procurement/master service provider – management of the entire contract staffing procurement and deployment process on a regional, national or global basis utilizing web enabled supporting technologies

•	Specialized training – training programs and virtual training courseware

     We currently provide these services to a wide variety of industries for both short and long-term assignments with international delivery, recruiting and training capability. We are a worldwide leader in automotive technical staffing, providing engineers, designers and technicians on a contract basis to support our customers’ product development efforts. We supply outsourced professional services based on our ability to identify, match and provide high quality personnel on an efficient basis and at a competitive price. We manage and compete with many companies in the technical staffing industry, which is highly competitive, fragmented, and historically has had limited barriers to entry. We use a variety of resources and techniques to support our recruiting capability, including support of a proprietary web-enabled recruiting system, licenses with web exchanges, internal training through MSX International University, international sourcing, and competitive benchmarking of compensation and benefits. Our competitors in human capital management services include Adecco International, CDI, Keane, kforce, TechAid, Manpower, Kelly Services Technical, Olsten, Randstad (in Europe only), Volt, and numerous regional information technology-staffing firms. Other indirect competitors include Monster.com (a subsidiary of TMP Worldwide) and other internet-based staffing resources.

     Other Collaborative Services

     We provide a broad range of technology-based business services to help support the objectives of our customers. Our service offerings include:

•	Quality Relationship Management – we believe our quality relationship management programs give our customers a competitive edge by providing the actionable product, market and customer information they need to improve product quality, reduce costs and improve customer loyalty and satisfaction. Examples of our services include:

•	Warranty support programs – management and operation of parts return centers, warranty process improvement consulting, claims assessment and analysis, and contract administration of extended warranty programs

•	Product quality improvement programs – supplier quality assurance, technical call centers, and quality training and consulting programs

•	Retail support programs – process improvement consulting, customer satisfaction program management, and training programs

•	Supply Chain Management – through supply chain management, we work with our customers to streamline their procurement process, reduce procurement systems costs, and reduce fixed costs in the process. We do this by providing personnel with the required expertise and recommending process improvements through technology solutions required to achieve the desired results. In addition to internally developed technology, we have formed strategic partnerships with companies such as Commerce One and IBM to support our ability to deliver technology responsively while minimizing cost to the customer. Our services include the following:

•	Outsourced purchasing services – management of the procurement process from initial requisition to supplier payment

•	eProcurement services

•	Contract manufacturing – supply chain management services that provide full product life cycle support, from concept/design to shipment of product

•	Supply chain management consulting to meet specific customer needs

•	Custom Communication Services – we offer a full spectrum of solutions to provide our customers with a competitive advantage in facilitating communications through creating, maintaining and delivering information. Our services include the following:

•	Technical and consumer publishing – assists our customers in reducing cost and cycle time by facilitating the reuse and repurposing of content in technical writing, translation, print and distribution

•	Integrated marketing support and research services - supports the development and implementation of personalized marketing programs including copy and design, translation, printing and distribution

•	Integrated document management – assists our customers in facilitating the internal development and distribution of knowledge across their organizations. Our services include document imaging and on-site document centers

     There is a high degree of competition among suppliers of the outsourced business services we provide. In many cases, our principal competition is the customer’s in-house operations. For certain of our services there are numerous outside competitors, many of whom presently have greater name recognition and resources than we do. For quality relationship management and supply chain management services we compete with other national, regional and global service companies such as Accenture, EDS, IBM, ICG Commerce, Maritz, TeleTech/Percepta, Atisae and other consulting firms. In the custom communications area we compete with companies such as Valley Forge/SPX, Bowne, Xerox, Budco and Lason.

     Significant Customers and Supply Relationships

     We currently have sales to more than 1,000 customers. These include the major United States and European automotive OEMs and automotive suppliers. Ford, DaimlerChrysler AG (“DaimlerChrysler”), General Motors Corporation (“General Motors”), and Fiat S.p.A. (“Fiat”), including their automotive subsidiaries, together accounted for 63.5% of our net sales for the fiscal year ended December 29, 2002.

     A substantial portion of our sales to selected large customers were made pursuant to multi-year supply agreements and purchase orders with open terms. Although dependent on actual market demand, such agreements permit a degree of forward revenue visibility. They also give us the opportunity to expand existing customer relationships by providing cross-selling opportunities for our other technical business services.

     A significant portion of our $310 million in sales to Ford during 2002 were made pursuant to the Ford Master Vendor Agreement and the Ford Master Supply Agreement, which were entered into for an original five-year term when we acquired Geometric Results, Inc. in August 1997. To date, we have generally met or exceeded the standards of performance and competitiveness as required by these agreements. Upon expiration of the original term in August 2002, both Ford and MSXI verbally agreed to extend the term of the Master Vendor Agreement pending the negotiation of a revised arrangement. The terms of the revised agreement are currently under negotiation and should be completed in 2003.

     Significant portions of our $64.8 million in sales to Fiat during 2002 were made pursuant to purchase orders with Fiat’s principal manufacturing companies. The purchase orders were modified and extended when we acquired Satiz S.r.l. in December 1999. These agreements were extended to five-year terms and include exclusivity provisions for selected services, which are subject to agreed quality benchmarking procedures. Our services to Fiat are subject to annual price reductions based on the volume of sales. Since the acquisition of Satiz was completed contractual price reductions as a result of this agreement have not had a significant impact on our business.

     Sales to Johnson Controls, Inc. (“JCI”), a “top ten” customer, were made pursuant to a supply agreement that was executed when we acquired MegaTech Engineering, Inc. in December 1998. The five-year agreement designates MSXI as JCI’s exclusive supplier on a worldwide basis for specified engineering and design services. The agreement includes specific growth objectives, price benchmarking, and an agreement to negotiate in 2003 to extend the agreement for an additional five years.

     We believe we have developed strong relationships with our customers and have a reputation for quality, reliability and service that has been recognized through Ford’s Q1 award, among others. In addition, most of our operations comply with ISO quality standards. Certification to ISO standards requires a determination by an independent assessor that the operation is in compliance with a documented quality management system.

     Except as noted above, no material portion of our business is dependent upon any one customer or is subject to contractual renegotiation of prices. In general, equipment and technologies required to support our service offerings are obtainable from various sources in the quantities desired.

     Global Capabilities

     Our international presence is an important competitive advantage in winning and retaining new business and meeting the global sourcing, quality and engineering requirements of many of our customers. We are currently providing services in 26 countries. We believe we are the only company currently providing such a broad range of services to the automotive industry on a worldwide basis. Foreign operations are subject to political, monetary, economic and other risks associated with international businesses. Additional information about market risks is included under Item 7A of this report. For the fiscal year ended December 29, 2002, 43% of our net sales were generated outside of the United States. Our global capabilities have continued to grow and strengthen our product offerings as a result of acquisitions completed during past years.

     Our UK engineering and human capital management capabilities expanded in 1998 through the acquisition of Gold Arrow Contract Services, Ltd. (“Gold Arrow”), an information technology and technical staffing company headquartered in Basildon, Essex, England. We further expanded our presence in Europe during 1999 through the acquisition of 75% of the outstanding common stock of Satiz S.r.l., effective December 31, 1999, and the acquisition of QR Quandoccorre S.r.l. and Quandoccorre Interinale S.p.A., effective January 3, 2000. The acquisition of Satiz was complementary to several of our service offerings and gives us a platform for custom communication services in Europe. The acquisition of the Quandoccorre companies was completed to provide us with a basis to expand our human capital management services in Italy. During the fourth quarter of 2002 we sold the Quandoccorre companies due to unfavorable developments in the Italian staffing market. We are utilizing the resources of Cadform-MSX Engineering Gmbh, which was consolidated in January 2002, to strengthen our positioning with German automotive manufacturers and their suppliers. Also during 2002, we acquired the remaining 25% of Satiz Srl. The acquisition of Australian-based Radial Pacific Pty. Ltd. in December 2000 enhanced our capabilities in Australia and strengthened our ability to support collaborative engineering opportunities across multiple time zones.

     Additional financial information concerning our geographical coverage is set forth in Note 16 to our consolidated financial statements included under Item 8 of this report.

     Organizational Development

     We made several key appointments to our executive team in recent years, including the appointment of Thomas Stallkamp as Vice Chairman and Chief Executive Officer in January 2000. Other recent changes were undertaken to align our management structure with our technical business service offerings. The changes include the creation of a centralized sales organization and product development champions to support the rollout of our services to targeted markets. The objective of these management changes is to enhance our responsiveness to key customers and to further commercialize our service offerings, especially to support the growth of our non-automotive customer base. Additional information on our executive officers appears in Item 10 of this report.

     The following table sets forth certain recent information regarding our employees by region:

Number of
Region	Employees

North America	5,149
United Kingdom	702
Italy	693
Germany	598
Rest of Europe	367
Other	414

Total	7,923

     A small portion of our employees in the United States are members of unions. We believe our current relations with our employees and their unions are good.

     We depend upon our ability to attract, retain and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the needs of our customers. Competition for individuals with proven technical or professional skills is intense. We compete with other technical service companies, as well as customers and other employers for qualified personnel.

     We are committed to improving the professional development of our employees. In April 2000, we combined and expanded several existing training resources to launch MSX International University. This is a global learning resource that focuses on providing market-driven education to support both our internal needs and our customers’ strategic and operational training needs. The university uses web-based administration and embraces all forms of technologies and learning delivery methods. It delivers courses through two schools: the School of Technology and the School of Business and Leadership Education. It has also formed alliances with academic institutions in the United States, the United Kingdom and Germany, which allow employees to pursue Bachelor of Science and Master of Science degrees in engineering and other technical disciplines.

     Formation and Growth through Acquisitions and Corporate Development

     MSXI is a holding company owned by Citicorp affiliates and certain members of management. MSXI was incorporated and owned by Citicorp Venture Capital, Ltd., MascoTech, Inc. (“MascoTech”), and management under the laws of Delaware in late 1996 to pursue growth opportunities in technical business services. On November 28, 2000, MascoTech sold its equity interest in MSXI to a subsidiary of Citicorp. On the same date Citicorp Venture Capital, Ltd. sold its equity interest in MSXI to the same subsidiary.

     Since our formation, corporate investments have complemented our internal growth strategies. Specifically, we have completed numerous strategic acquisitions and made certain strategic investments that continue to support our ongoing business and growth opportunities. These transactions have expanded our geographic coverage, our service offerings, and our reach to customers outside the automotive industry. As we pursue additional strategic acquisitions, alliances and other corporate development activities, we intend to continue to rationalize our cost structure through the elimination of redundant back office activities, operating facilities, management and administrative offices.

     Businesses acquired over the past five years include the following:

NAME	MONTH ACQUIRED	SERVICES	GEOGRAPHIC COVERAGE	MARKETS

Gold Arrow Contract Services, Ltd.	August 1998	Information technology and technical staffing	United Kingdom, Northern Europe	Automotive, financial services and other commercial markets

Lexstra International, Inc.	October 1998	Information technology staffing	Mid-Atlantic Region	Financial services and other commercial markets

Lexus Temporaries, Inc.	October 1998	Network support staffing	Mid-Atlantic Region	Telecommunications

Pilot Computer Services, Inc.	December 1998	Information technology staffing	California	Government, health care and other commercial markets

MegaTech Engineering, Inc.	December 1998	Technical staffing and product development services	Michigan	Automotive original equipment manufacturers and suppliers

Rice Cohen International, Inc. (1)	April 1999	Permanent staff placement	Mid-Atlantic Region	Selected services markets

Management Resources International, Inc.	June 1999	Training services and courseware in quality systems	Midwest	Quality systems

Chelsea Computer Consultants, Inc.	September 1999	Information technology staffing	Mid-Atlantic Region	Financial services, telecommunications and manufacturing

Satiz S.r.l	December 1999	Commercial and technical publishing	Italy, Other Europe, Brazil	Automotive and original equipment manufacturers and suppliers

Quandoccorre Interinale S.p.A. and QR Quandoccorre S.r.l. (2)	January 2000	Staffing and consulting services	Italy	Automotive and non-automotive manufacturing and other industries

Intranational Computer Consultants, Inc.	February 2000	Information technology consulting services	California	Financial services and non-automotive manufacturing

Programming Management & Systems, Inc.	February 2000	Information technology consulting services	Missouri	Financial services, telecommunications and non-automotive manufacturing

CMS Management Services	February 2000	Information technology, accounting and technical staffing	Midwest Region	Services and non-automotive manufacturing

Ascend	February 2000	Information technology staffing and permanent placement	Midwest Region	Financial and other services markets

Radial Pacific Pty Ltd.	December 2000	Engineering and design services	Australia	Automotive, aerospace and component manufacturers

Draupner Associates AB	January 2002	Digital documentation and translation services	Europe	Automotive

Cadform-MSX Engineering GmbH	January 2002	Engineering and design services	Germany	Automotive

(1)	Operations closed in 2002

(2)	Sold during the fourth quarter of 2002

     In addition to the above, in October 2000, we invested in a certified minority provider of human capital management services to a large automotive supplier. We provide technology solutions, sub-contract labor and selected administrative support services to this company. In September 2001, we completed a small investment in itiliti, Inc., which provides a web-enabled solution that complements our human capital management practice.

     For additional information on acquisitions, see Note 3 to our consolidated financial statements included under Item 8 of this report.

     Seasonality of our Business

     Primarily the number of billing days in the period and the seasonality of our customers’ businesses affect our quarterly operating results. Demand for some of our services has historically been lower during automotive shutdown periods including the year-end holidays.

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

Number
of
Region	Facilities

North America	33
Italy	19
Germany	12
United Kingdom	6
Rest of Europe	5
Other	3

Total	78

     Substantially all of our facilities are leased. We believe that the termination of any one lease would not have a material adverse affect on our business.

Item 3. Legal Proceedings.

     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is proceeding in both federal court and in an arbitration proceeding. It involves claims and counter claims asserted by both parties in connection with a contingent earnout obligation related to the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. and various other claims by and against two former employees. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” for further discussion regarding the potential impact of this case. Litigation is subject to significant uncertainty and any final result could be greater or less than what management anticipates. However, we believe that none of the legal proceedings will have a material adverse effect on our financial condition, results of operation or long-term cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     The re-election of the existing Board of Directors was ratified and approved by the consent of a majority of our stockholders in lieu of a stockholder meeting.

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

     During 1998 and 1999, we completed offers to exchange new senior subordinated notes that had been registered under the Securities Act of 1933 for similar notes that had not been registered. We may not declare or pay any dividends or other distributions with respect to any common stock or other class or series of stock ranking junior to our Series A Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. See Note 12 to our consolidated financial statements included under Item 8 of this report.

Item 6. Selected Financial Data.

     The selected historical consolidated financial data as of and for the five fiscal years ended December 29, 2002 have been derived from the audited historical financial statements of MSXI. The results of operations for the periods presented include the results of operations of acquired companies from the effective date of their acquisition. As a result, our financial performance for each fiscal year is not directly comparable without taking into account the impact of acquisitions. The selected financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

			Fiscal Year Ended

	January 3,	January 2,	December 31,	December 30,	December 29,
	1999	2000	2000	2001	2002

	(dollars in thousands)
Statement of Operations Data:
Net Sales	$533,942	$759,842	$1,035,223	$929,257	$807,433
Cost of sales	449,914	653,274	889,286	808,788	707,326

Gross profit	84,028	106,568	145,937	120,469	100,107

Selling, general and administrative expenses	59,083	65,082	83,238	80,936	78,390
Amortization and goodwill charges	1,690	3,156	5,583	6,222	8,726
Restructuring and severance costs	—	—	—	1,272	8,046
Loss on asset impairment and sale	—	—	—	—	4,356

Operating income	23,255	38,330	57,116	32,039	589
Interest expense, net	17,416	21,141	30,119	27,881	25,931

Income (loss) before income taxes, minority interests and equity in net losses of	5,839	17,189	26,997	4,158	(25,342)
Income tax provision (benefit)	3,068	6,995	11,340	1,712	(3,488)
Less minority interests and equity in net losses of affiliates, net of taxes	—	—	766	1,943	2,638

Income (loss) before cumulative effect of accounting change for goodwill impairment	$2,771	$10,194	$14,891	$503	$(24,492)

Balance Sheet Data (at period end):
Cash and cash equivalents	$4,248	$6,879	$4,686	$4,924	$10,935
Accounts receivable, net	208,451	306,978	317,458	252,868	209,521
Total assets	356,724	524,190	577,029	514,382	432,542
Total debt and capital lease obligations	185,081	245,924	266,859	246,666	244,250
Mandatorily Redeemable Series A Preferred Stock (B)	45,407	51,019	57,325	64,574	72,629
Shareholders’ deficit (B)	(35,512)	(35,598)	(36,787)	(44,061)	(108,817)
Other Data:
EBITDA (A)	$40,152	$60,803	$85,293	$59,944	$35,770
Capital expenditures	11,559	16,692	18,168	19,243	9,003

(A)	EBITDA represents income (loss) before income taxes, minority interests and equity in net losses of affiliates plus net interest expense, depreciation, amortization and goodwill charges, and Michigan Single Business Tax and similar taxes. EBITDA is presented as additional information because management believes it to be a useful indicator of the company’s ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles).

(B)	As explained in Note 12 to the consolidated financial statements, prior balance sheet data reflect a change in the treatment of accumulated dividends on preferred stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following analysis of our results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and the related notes included under Item 8 of this report. The results of operations for the fiscal years ended December 31, 2000, December 30, 2001, and December 29, 2002 include the results of operations of acquired companies from the effective date of their acquisition. As a result, our financial performance for each fiscal year is not directly comparable without taking into account the impact of acquisitions.

     As explained in Note 12 to the consolidated financial statements, prior financial statements reflect a change in the treatment of accumulated dividends on preferred stock. As reflected in the consolidated balance sheets and statements of shareholders’ deficit, accumulated dividends on preferred stock, which had been disclosed in previous filings, have been deducted from shareholders’ deficit and included with the related preferred stock. This change in treatment has no impact on the reported net income (loss) or cash flows for any of the periods presented.

Significant Accounting Policies

     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain accounting policies applied require management’s judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information. Significant accounting policies include:

•	Valuation of goodwill and long-lived assets — we periodically review the carrying value of our goodwill and long-lived assets for impairment based on projections of anticipated discounted cash flows. Determining market values based on discounted cash flows requires management to make significant estimates and assumptions including, but not limited to, long-term projections of cash flows, market conditions, and appropriate discount rates. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information. During the first quarter of 2002, we recorded a cumulative charge upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as described below. We updated our fair value analysis during the fourth quarter of 2002 resulting in an additional charge of $8.7 million. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a larger or smaller charge to earnings.

•	Deferred income taxes - at December 29, 2002 our consolidated balance sheet includes net deferred tax assets of $19.4 million, including $18.4 million related to net operating losses generated by certain operations. As of December 29, 2002, a valuation allowance totaling $6.1 million exists for certain deferred tax assets where, based on current facts and circumstances, management determined that the likelihood of realization was not sufficient to allow for continued recognition of the assets. Realization of the remaining net deferred tax assets is dependent primarily on the generation of future taxable income within certain regions and implementation of tax utilization strategies by management.

Results of Operations

     Outlook

     As reflected in our year to date operating results, our business continues to be challenged by reduced demand in the IT staffing industry, cost containment actions at our major customers, and delayed product development initiatives in the automotive industry resulting from economic uncertainties. In response to these challenges, we took restructuring and cost reduction actions that had an impact throughout the company. These actions included the divestiture of a non-strategic business, closure of certain unprofitable operations, and work force reductions in targeted areas. These actions along with declining revenues resulted in fourth quarter results that were below our financial obligations to our senior bank lenders. With support from our ownership, on February 14, 2003 we established a new financing package with our syndicate of bank lenders, which we believe provides sufficient financial resources and liquidity to meet our needs through December 2004. At the same time, we are focused on bundling our customized services into standardized and scalable product offerings. We believe that this positioning of our services as integrated solutions will improve our value proposition to existing and prospective customers. Our goal is to sell high value solutions by leveraging our global organization and existing customer base. Although we cannot provide assurance about the future, we believe our efforts will result in improved profitability, operating efficiencies, and expansion of our customer base, including growth in non-automotive markets.

     Fiscal Year Ended December 30, 2001 Compared with the Fiscal Year Ended December 29, 2002

     Net Sales. Overall, our net sales during 2002 reflect weak demand for automotive engineering and human capital management services as our customers have reduced or delayed spending on information technology projects and product development programs. Reductions in Europe were partially offset by improved exchange rates versus the dollar. Our sales by service line, net of intercompany sales, were as follows:

	Fiscal Year		Decrease

	2001	2002	$	%

		(dollars in thousands)
Collaborative Engineering Management	$253,192	$222,312	$(30,880)	(12.2%)
Human Capital Management Services	412,948	322,300	(90,648)	(21.9%)
Other Collaborative Services	263,117	262,821	(296)	(0.1%)

Total net sales	$929,257	$807,433	$(121,824)	(13.1%)

     Engineering sales during fiscal 2002 included $16.5 million of incremental sales from the consolidation of Cadform-MSX Engineering GmbH effective January 1, 2002. Excluding incremental sales from the consolidation of Cadform, collaborative engineering sales decreased $47.4 million, or 18.7% compared to fiscal 2001. The decrease reflects lower demand for automotive design and specialty work in substantially all of our geographic markets and mandatory price reductions from certain customers. The decline in human capital management services reflects lower volumes in our engineering staffing business in North America and Europe and reduced volumes of IT staffing services in our North American market. In addition, our human capital programs have been subject to customer mandated price reductions. During the fourth quarter, we completed the sale of our Italian staffing operations, which reported sales of $13.2 million during fiscal 2002. Sales of our other collaborative services decreased slightly from fiscal 2001. The 2002 results include $6.8 million of incremental sales from the acquisition of Draupner Associates AB effective January 1, 2002. Excluding the incremental sales from acquisitions, sales of our other collaborative services declined 2.7% reflecting relatively flat demand for our services.

     Operating Income. Our consolidated gross profit and operating income for the periods presented were:

	Fiscal Year Ended		Decrease

	2001	2002	$	%

		(dollars in thousands)
Gross profit	$120,469	$100,107	$(20,362)	(16.9%)
% of net sales	13.0%	12.4%	n/a	n/a
Operating income	$32,039	$589	$(31,450)	(98.1%)
% of net sales	3.4%	0.1%	n/a	n/a

     Gross profit during fiscal 2002 includes a $2.2 million benefit related to the early termination of a long-term engagement. Gross profit during 2002 also includes $6.0 million of product development and start up costs for our supply chain management service offerings. Excluding these development costs and the early termination benefit, overall gross profits decreased 14% compared to fiscal 2001. The overall decrease reflects reductions in collaborative engineering and human capital management profits. The reduced profitability primarily reflects lower volumes and reduced margins resulting from price reductions. Reductions in sales volume and the impact of price reductions were partially offset by cost reductions implemented throughout the company and improved results from our other collaborative services. Overall our cost reduction programs, which began in the fourth quarter of 2001, resulted in savings in excess of $23 million for the full 2002 year, primarily in indirect labor, related fringe and benefit costs, and other operating costs.

     Selling, general and administrative expenses, as a percentage of net sales, were 9.7% during fiscal 2002 compared to 8.7% during fiscal 2001, despite an overall decrease of $2.5 million. The increase as a percentage of sales reflects the impact of lower volumes during fiscal 2002 and investments in our sales efforts. To date, the impact of cost reductions that we started implementing during the fourth quarter of 2001 and throughout 2002 have been partially offset by investments to develop our marketing, sales, and product portfolio to support and grow our service offerings and incremental costs from acquired companies that were consolidated for the first time in 2002. We are continuing to review and take actions to optimize our cost structure based on current and forecast business levels as discussed further below.

     Operating results during 2001 and 2002 include charges totaling $1.3 million and $8.0 million, respectively, for termination benefits and related costs associated with our cost reduction programs. A substantial portion of the 2002 charge was recorded during the fourth quarter with payment expected early in 2003. Actions taken during 2001 and early in 2002 resulted in operating costs savings in excess of $23 million during 2002. Restructuring activities during the fourth quarter of 2002 are expected to reduce operating costs by about $25 million during 2003 and $32 million on an annualized basis. These cost reductions impacted substantially all of our operations. Amortization and goodwill charges increased $2.5 million compared to fiscal 2001. The 2002 charge was calculated based on a fair value impairment analysis in accordance with SFAS No. 142. Goodwill amortization expense during 2001 was based on an amortization approach prior to adoption of SFAS No. 142. The fair value approach used during 2002 resulted in a larger charge due to current market conditions.

     Loss on asset impairment and sale. During the fourth quarter of 2002 we sold our human capital management operations in Italy and recognized a loss on our investment in Prototipo Holding BV. The sale of Quandoccorre Interinale and QR Quandoccorre, our Italian staffing operations, was completed as part of our restructuring efforts in response to current and forecasted operating losses resulting from developments in the staffing markets these businesses competed in. The sale proceeds totaled about $1.0 million, resulting in a non-cash loss on the sale of $2.7 million during the fourth quarter of 2002. The operations, which were acquired in a series of transactions beginning in 1999, had reported operating losses of about $1.0 million through November of 2002. The loss on Prototipo Holding BV amounted to $1.6 million and reflected a reduction in the market value of the business due to their weakened economic performance.

     Interest Expense. Interest expense decreased $2.0 million, from $27.9 million during fiscal 2001 to $25.9 million during fiscal 2002. Reduced interest expense during 2002 reflects improved base interest rates on variable rate debt and reductions in our average daily borrowings outstanding. Improvements in interest expense on our bank debt were partially offset by amortization of additional debt issuance costs associated with amending our primary credit facility, increased margins over base interest rates following the amendment, and incremental interest on a second secured term loan issued during the third quarter of 2002. Additional information on interest rate market risk is included under Item 7A of this report.

     Income taxes. Our income tax benefit during fiscal 2002 represents an effective rate of 13.8% compared to an effective rate of 41.1% during fiscal 2001. Income taxes during 2002 reflect the establishment of valuation allowances totaling $6.1 million for certain deferred tax assets in our European operations. The valuation allowances were required for selected operations where, based on current facts and circumstances, management determined that the likelihood of realization was not sufficient to allow for continued recognition of the assets.

     Minority interests and equity in net losses of affiliates. Minority interest and equity losses during 2002 include $2.6 million in losses related to MTE Groups LLC, an equity investee. During 2002, MTE generated substantial operating losses, eventually leading to short term liquidity concerns. As a result of their performance, the remaining value of our investment was written off during the fourth quarter of 2002. Equity losses during 2001 include our portion of MTE Group losses totaling $0.8 million in addition to minority interest expense of $0.4 million and equity losses from Cadform-MSX Engineering GmbH totaling $0.8 million. Cadform-MSX Engineering was consolidated effective January 1, 2002.

     Cumulative effect of accounting change for goodwill impairment. During the first quarter of fiscal 2002 we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be evaluated for impairment charges based on a market value approach instead of amortizing such intangibles over specified periods. Upon adoption, we evaluated the market value of our operating units as of December 30, 2001 based on a discounted cash flow methodology as prescribed by the standard. The result of this analysis was a net charge after taxes of $38.1 million. The impairment charge relates to our collaborative engineering and human capital management service lines. Both of these areas experienced significant downturns during 2001 due to reduced demand for selected services and price reductions implemented by our major customers. The impact of the declines had a significant impact on current valuations when compared to prior performance levels and growth rates. While we believe these lower valuations are temporary in nature, adoption of SFAS No. 142 required that we record this charge during the first quarter of 2002 as a cumulative adjustment from adoption of the new rules.

     Fiscal Year Ended December 31, 2000 Compared with the Fiscal Year Ended December 30, 2001

     Net Sales. Our sales by service line, net of intercompany sales, were as follows:

	Fiscal Year		Decrease

	2000	2001	$	%

		(dollars in thousands)
Collaborative Engineering Management	$287,285	$253,192	$(34,093)	(11.9%)
Human Capital Management Services	484,255	412,948	(71,307)	(14.7%)
Other Collaborative Services	263,683	263,117	(566)	(0.2%)

Total net sales	$1,035,223	$929,257	$(105,966)	(10.2%)

     Consolidated net sales were $929.3 million during fiscal 2001 compared to $1,035.2 million during fiscal 2000, a decrease of $105.9 million, or 10.2%. Comparable fiscal 2001 sales continued to be negatively impacted by depressed foreign currency exchange rates in certain countries in which we operate. The net impact of year over year exchange rate changes was to reduce consolidated net sales by about $13.4 million for the fiscal 2001 year. Excluding the impact of foreign exchange rate changes, consolidated fiscal 2001 net sales decreased $92.5 million, or 8.9%, compared to 2000.

     After adjusting for the impact of foreign exchange rates, the $92.5 million decrease in sales during fiscal 2001 is comprised of a $34.1 million decrease in sales of collaborative engineering services, a $71.3 million decrease in sales of human capital management services, and a $0.6 million decrease in sales of other collaborative services. The decrease in engineering sales reflects price reduction pressures and reduced volumes of engineering services in North America and Europe as our automotive customers have delayed their engineering programs due to current economic conditions. Sales of human capital management services decreased during fiscal 2001 due to reduced demand in North American markets for IT development, automotive engineering, and permanent placement services. Reductions in human capital management sales volumes, on a year to date basis, were partially offset by the impact of businesses acquired during the first quarter of fiscal 2000. Sales of our other collaborative services decreased as a result of lower volumes due to declines in our automotive business and the divestiture of a non-core business during fiscal 2000.

     Operating Income. Our consolidated gross profit and operating income for the periods presented were:

	Fiscal Year Ended		Decrease

	2000	2001	$	%

	(dollars in thousands)
Gross profit	$145,937	$120,469	$(25,468)	(17.5%)
% of net sales	14.1%	13.0%	n/a	n/a
Operating income	$57,116	$32,039	$(25,077)	(43.9%)
% of net sales	5.5%	3.4%	n/a	n/a

     Gross profit, as a percentage of sales, decreased to 13.0% during fiscal 2001 compared to 14.1% during fiscal 2000. The decrease in gross profit reflects the pricing pressures and unfavorable volumes in our engineering and human capital management operations, particularly in the second half of 2001, resulting in less favorable absorption of fixed and indirect operating costs. Overall, operating income decreased during 2001 due to reduced sales volumes, pricing pressures and costs incurred to position the company for growth and expansion into targeted vertical markets. The overall decline in our operating results is attributable to the general economic downturn, which has impacted demand for technical services in the automotive and telecommunications sectors.

     We took initial steps to reduce our cost structure commensurate with the current levels of business during 2001. As a result, we recorded about $1.3 million of severance costs during the fourth quarter of 2001 and took other steps to reduce our cost structure. We began realizing annual benefits in excess of $23 million from our cost reduction efforts starting in the first quarter of fiscal 2002.

     Selling, general and administrative expenses, as a percentage of net sales, were 8.7% during fiscal 2001 compared to 8.0% during fiscal 2000. The increase as a percentage of sales reflects the impact of lower volumes during fiscal 2001, particularly in the second half of the year. Overall, selling, general and administrative expenses decreased in comparison to 2000 reflecting reductions in incentive compensation totaling $7.7 million. After adjusting for reductions in incentive compensation, selling, general and administrative expenses increased on a year over year basis. The increase reflects costs incurred to develop our service offerings and sales efforts within our developing vertical markets.

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

     Net Income. Net income during fiscal 2001 was $0.5 million, compared to net income of $14.9 million in fiscal 2000. The decrease reflects lower operating earnings and increased equity losses during the year. Our effective income tax rate during fiscal 2001 was 41.1% versus 42.0% during fiscal 2000. The improvement resulted from certain legal reorganization changes that took effect in 2001 combined with a favorable mix of taxable earnings compared to fiscal 2000. Minority interests and equity losses increased $1.2 million compared to fiscal 2000 primarily as a result of losses reported by our equity investees during 2001. Our equity investees are experiencing the same pricing pressures and volume reductions that are impacting our business.

Liquidity and Capital Resources

     Cash Flows

     General. Our principal capital requirements are for working capital, product development initiatives, and capital expenditures for customer programs. These requirements have been met through a combination of bank debt, the issuance of senior subordinated and second secured term notes and cash generated from operations. Cash balances in excess of amounts required to fund daily operations are generally used to pay down debt outstanding under the revolving credit portion of our credit facility. We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 60-day period after the invoice date. However, in connection with certain of our master vendor and supply chain management programs, we collect related receivables at approximately the same time we make payment to suppliers.

     Operating Activities. Net cash provided by operating activities totaled $26.6 million in fiscal 2002, a $31.8 million decrease from $58.4 million in fiscal 2001. Operating cash flows during 2002 reflect a $19.4 million reduction in earnings before non-cash charges and taxes due to factors described in our operating results. The remaining decrease reflects reductions in working capital primarily related to the timing of accounts receivable collections versus payments to our employees, contractors and vendors.

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

     Investing Activities. Net cash used for investing activities decreased to $12.8 million during fiscal 2002, from $35.1 million during fiscal 2001. The decrease includes a reduction in funds used to acquire businesses of $9.8 million and reductions in capital expenditures totaling $10.2 million compared to the prior year. Cash used to acquire businesses during 2002 included funding of the Draupner and Cadform transactions and payment for the remaining shares of Satiz Srl from Fiat. For additional information on businesses acquired, see “Corporate Development” below. Acquisitions during fiscal 2001 included minority investments in MTE Groups L.L.C. and itiliti, Inc. totaling about $6.6 million as well as the payment of contingent consideration related to certain prior acquisitions. Proceeds from the sale/disposal of equipment and investments during fiscal 2002 include $1.0 million from the sale of our human capital management business in Italy. Other cash from investing activities during fiscal 2002 primarily represents the return of funds that had been escrowed to cover contingent purchase price for our MTE investment had MTE achieved certain earnings targets.

     Net cash used for investing activities during fiscal 2001 decreased $40.3 million, from $75.4 million during fiscal 2000 to $35.1 million. The decrease includes a reduction in funds used to acquire businesses of $43.6 million. Cash used to acquire businesses during fiscal 2001 included investments in MTE Groups L.L.C. and itiliti, Inc. totaling about $6.6 million as well as the payment of contingent consideration related to certain prior acquisitions. Cash used to acquire businesses during fiscal 2000 includes the acquisition of certain operations from Corporate Staffing Resources, Inc. and payments of contingent consideration from prior acquisitions. The increase of $1.1 million in capital expenditures during fiscal 2001 reflects an increase in capital invested for future programs and services while capital required to maintain current programs declined year over year. Proceeds from the sale/disposal of property and equipment during fiscal 2000 include proceeds from the sale of certain non-core assets, primarily real estate and equipment, associated with our offset printing business.

     Financing Activities. Net cash used for financing activities was $9.1 million during fiscal 2002 compared to net cash used of $23.8 million in 2001, a decrease of $14.7 million. Cash generated from operations in excess of investing requirements was utilized to reduce revolving debt and make scheduled term loan repayments. Under the terms of our credit agreement, we are also subject to mandatory partial prepayments of amounts outstanding under the term loan portion of our credit facility if excess cash flows, as defined, are generated on an annual basis. Repayment of debt during 2002 includes a mandatory prepayment during the second quarter totaling $9.1 million as a result of cash flows generated during fiscal 2001. Repayment of debt also includes a $15 million repayment of term loans due to refinancing under a second secured term loan as described below.

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

     Net cash used for financing activities was $23.8 million during fiscal 2001 compared to net cash provided by financing activities of $21.8 million in fiscal 2000, a decrease of $45.6 million. Financing requirements decreased consistent with the reduction in funds required to acquire companies. Therefore, cash generated from operations in excess of investing requirements were utilized to reduce revolving debt and make scheduled term loan repayments.

     Debt Arrangements

     Senior Subordinated Notes. At December 29, 2002, we have $130 million of 11 3/8% unsecured senior subordinated notes outstanding, which are registered under the Securities Act of 1933. The notes mature on January 15, 2008 with interest payable semi-annually. The notes may be redeemed subsequent to January 15, 2003 at premiums that begin at 105.6875% and decline each year to face value for redemptions taking place after January 15, 2006.

     Credit Facility and Second Secured Term Notes. In December 1999, we completed an amended and restated credit facility with commercial banks and institutional lenders led by Bank One N.A, as agent. The amended and restated credit facility replaced a prior credit facility. The revolving credit portion of the amended and restated agreement expires December 7, 2004. The credit facility initially provided for revolving credit up to $100 million and five and seven year term loans totaling, together, up to $105 million. At closing, we borrowed $80 million under the term loan portion of the credit facility and subsequently increased the term loan advances to $105 million in early 2000.

     During 2001 and 2002, we completed the first and second amendments to the amended and restated credit facility. As a result of the second amendment our available funds under the revolving credit portion of the credit facility declined from $100 million to $85 million. In conjunction with the second amendment, on July 31, 2002 we also entered into a second secured term loan with affiliates of Citicorp, our majority owners, totaling about $15.5 million. $15 million of the proceeds from the second secured term loan were used to permanently pay down amounts outstanding under the existing term loan portion of the credit facility, as required by the second amendment. The remaining proceeds from the second secured term loan were used to fund closing fees associated with the loan. The net effect of these events was to reduce the maximum borrowing capacity under our credit facility by $15 million.

     On December 20, 2002, we received a short-term waiver from our bank lenders of certain financial covenant requirements in our credit agreement for the period ended December 29, 2002. We had sought the waiver to address potential default of these covenants as of that date. Effective February 14, 2003, we completed the third amendment to our amended and restated credit facility. The amendment modifies financial covenant requirements for the duration of the revolving credit term, increased certain interest rate spreads over base rates and revised certain other definitions and limitations contained in the earlier agreement. No changes were made to the repayment terms associated with the existing term loans. The $85 million revolving credit portion of the credit facility is subject to a $5 million availability requirement to address treasury management services used by the company. As part of the amended arrangement, our equity sponsors, Citicorp and affiliates, committed to provide up to $10.8 million of alternative senior funding pursuant to an amendment to our second secured term loan. Such funding would be triggered to resolve future defaults in our senior leverage and our fixed charge coverage ratios through June 30, 2004. Proceeds, if utilized, would be used to make partial principal payments of the existing term loans.

     Satiz Facility. Satiz S.r.l., which was acquired effective December 31, 1999, maintains a financing arrangement that provides for lines of credit up to 100% of its eligible accounts receivable, as defined in the agreement. As of December 29, 2002, about $3.1 million was available for borrowing under this arrangement. The original term of the agreement expired on December 12, 2001 and renews annually unless terminated by either party.

     Additional information regarding these obligations is set forth in Note 9 and Note 18 to our consolidated financial statements included under Item 8 of this report.

     Liquidity and Available Financing

     Our total indebtedness consists of our senior subordinated notes, our second secured term loan, borrowings under our credit facilities and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contingent commitments under letters of credit totaling about $4.9 million at December 29, 2002. Fluctuations in our operating cash flows are impacted by our ability to collect receivables from our customers within reasonable and customary terms and manage related payments to vendors. We rely on our credit facilities to provide sufficient flexibility to fund fluctuations in our operating cash requirements, fund required capital to grow the business, and to fund investment opportunities, while meeting our debt service requirements.

     Our term loans require scheduled quarterly payments of principle over the next four years with the balance of $52.2 million payable in 2006. Available borrowings under the revolving credit portion of our credit facility are subject to adequate accounts receivable balance requirements. In addition to existing eligibility requirements, our available accounts receivable must include a reserve of $6 million as a result of the third amendment to the agreement. As of December 29, 2002, we have $72.4 million of unutilized capacity under the revolving credit portion of our credit facility of which $42.4 million is immediately available for borrowing based on required levels of accounts receivable in accordance with the third amendment to our credit agreement. Availability under our credit facilities is also subject to meeting our debt service obligations and financial covenant requirements and is dependent upon the future performance of MSXI. Our future performance will be impacted by general economic conditions and other factors, which may be outside of our control. We believe that our current financing arrangements, as recently renegotiated, provide us with sufficient financial flexibility to fund our operations and debt service requirements through the remaining term of our amended revolving credit facility maturing in December 2004, although there can be no assurance that will be the case. At December 29, 2002, we have accruals totaling $10.5 million related to contingent earnout obligations. Certain earnout obligations are the subject of current legal proceedings. As with any legal proceeding, it is impossible to determine the final outcome of the litigation or the impact on the Company. If the final liability is significantly more than our current accrual, funding of such an obligation could have a material adverse impact on our liquidity and capital resources.

     Financing requirements over the longer term will require additional access to capital markets. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds.

Corporate Development

     Our past acquisitions expanded our geographic coverage, increased our service offerings to existing customers and increased our reach to customers outside of the automotive industry. These acquisitions along with our existing businesses provide us with a solid platform to grow our business globally and into a variety of industries. During the last three fiscal years our acquisitions and related investments represent a culmination of this strategy. Transactions include:

•	On February 23, 2000, we acquired the professional staffing operations of Corporate Staffing Resources, Inc. of South Bend, Indiana. Specifically, we acquired 100% of the outstanding common stock of Intranational Computer Consultants, Inc. and Programming Management and Systems, Inc. and selected assets and liabilities of CMS Management Services and Ascend for a total purchase price of about $31.8 million at closing. These companies provide information technology and technical professional staffing throughout the United States with combined historical annual sales of over $57 million.

•	Effective January 1, 2002, we completed the acquisition of selected assets and liabilities of Draupner Associates AB in Gottenberg, Sweden. The total purchase price at closing was about $2.4 million, before acquisition related costs. An additional contingent amount is not expected to become due. Draupner’s principle business is digital documentation and translation services for the automotive and related industries. Upon completion, the Draupner business was integrated with our custom communication service offerings.

•	Effective January 1, 2002, we acquired the remaining 51% of the outstanding common stock of Cadform-MSX Engineering GmbH through a series of transactions that were contemplated at the time of our previous investment in Cadform. Specifically, we exercised our option to acquire an additional 16% of the common stock of Cadform-MSX for about $0.3 million. The remaining 35% of their common stock was acquired in exchange for a 7.8% interest in our existing engineering business in Germany. Prior to these transactions, we owned 49% of the outstanding common stock of Cadform-MSX.

•	Effective in December 2002, we acquired the remaining 25% of the outstanding common stock of Satiz Srl for $3.5 million in cash from an affiliate of the Fiat Group. The purchase was contemplated as part of our original acquisition of 75% of their outstanding common stock in December 1999. Satiz specializes in commercial and technical publishing primarily in Europe and derives a significant portion of their sales from Fiat Group and related subsidiaries, including Fiat Auto.

     The above transactions were funded through a combination of cash from operations and borrowings under our credit facility.

Inflation

     Although we cannot anticipate future inflation, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations. Our contracts typically do not include automatic adjustments for inflation.

Seasonality

     The number of billing days in the period and the seasonality of our customers’ businesses primarily affect our quarterly operating results. Demand for our services has historically been lower during automotive shutdown periods, including the year-end holidays.

Eurocurrency

     During fiscal 2002, combined sales from operations that have adopted the Euro were about 24.5% of our total net sales. All of these affected operations have transitioned to make the Euro their functional currency as of January 2002. We have not experienced any significant operational disruptions to date and do not expect the continued implementation of the Euro to cause any significant future operational disruptions. In addition, we have not incurred and do not expect to incur any significant adverse effects from the continued implementation of the Euro, including currency risk, which could affect our liquidity or capital resources.

Recently Issued Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities’’. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement will be effective for MSXI for any exit or disposal activities initiated after December 31, 2002. The adoption of this statement will principally impact the ultimate timing of when costs associated with any future exit or disposal activities are recorded as expense.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure’’. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure provisions will be adopted in the first quarter of fiscal 2003.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management is currently reviewing these recognition and measurement provisions, which are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002, to determine whether they will have a material impact on our consolidated financial statements. The disclosure requirements of FIN No. 45, which are effective for fiscal 2002, are presented in Note 11 to our consolidated financial statements.

Forward Looking Statements

     Certain of the statements made in this report on Form 10K, including the success of restructuring activities and other operational improvements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by the use of forward looking terminology such as “believes,” “expects,” “estimates,” “will,” “should,” “plans,” “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are based on current management projections and expectations. They involve significant risks and uncertainties. As such, they are not guarantees of future performance. MSX International disclaims any intent or obligation to update such statements.

     Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These important factors include: our leverage and related exposure to changes in interest rates; our reliance on major customers in the automotive industry and the timing of their product development and other initiatives; the market demand for our technical business services in general; our ability to recruit and place qualified personnel; delays or unexpected costs associated with cost reduction efforts; risks associated with operating internationally, including economic, political and currency risks; and risks associated with our acquisition strategy. Additional information concerning these and other factors are discussed in MSX International’s Registration Statement on Form S-4 (dated July 20, 1999) and in other filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     We are exposed to certain market risks, including interest rate and currency exchange rate risks. Risk exposures relating to these market risks are summarized below. This information should be read in connection with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

     Currency Rate Management

     For fiscal 2002, about 43% of our net sales were from markets outside of the United States. To date, the majority of our exposure has been naturally hedged since our foreign operation’s revenues and operating costs are typically denominated in the same currency. We may periodically hedge specific transactions or obligations in non-functional currencies in order to mitigate any additional risk. However, we do not enter into financial instruments for trading or speculative purposes. For the fiscal years ended December 30, 2001 and December 29, 2002, adjustments from the translation of the financial results of our foreign operations increased equity by about $38 thousand and $6.3 million, respectively.

     Interest Rate Management

     We manage interest cost using a combination of fixed and variable rate debt. As of December 29, 2002, we had $130 million of senior subordinated notes outstanding at a fixed interest rate of 11-3/8% with a remaining duration of five years. In addition, we have a $150 million credit facility and other short-term facilities at variable rates of interest. As of December 29, 2002, $78.3 million was outstanding under our credit facility at short-term interest rates ranging from 4.42% to 4.15%. A 1% increase in the credit facility’s applicable interest rate would result in additional interest expense of approximately $1.1 million per year.

     As of December 29, 2002 the fair value of the senior subordinated notes was $58.0 million compared to its carrying value of $130 million.

     Sales to Major Markets/Customers

     Our current business is heavily reliant on the domestic and foreign automotive industries. Ford, DaimlerChrysler, General Motors and Fiat, including their automotive subsidiaries, accounted for approximately 38.4%, 8.7%, 8.4% and 8%, respectively, of our consolidated net sales for fiscal 2002. Significant future price or volume reductions from these customers could adversely affect our earnings and financial condition. We believe we can expand our services to other less cyclical industries and have had some success in doing so. However, there can be no assurance that our diversification efforts will fully offset the impact of any further declines in our automotive markets.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Accountants

To the Board of Directors and Shareholders
of MSX International, Inc.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of MSX International, Inc. and its subsidiaries at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective December 31, 2001.

As explained in Note 12 to the consolidated financial statements, the Company revised the accounting for preferred stock dividends.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
February 28, 2003

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of December 30, 2001 and December 29, 2002

	December 30,	December 29,
	2001	2002

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,924	$10,935
Accounts receivable, net (Note 5)	252,868	209,521
Inventory	6,916	7,260
Prepaid expenses and other assets	7,151	7,277
Deferred income taxes, net (Note 15)	3,477	6,557

Total current assets	275,336	241,550

Property and equipment, net (Note 6)	42,977	39,186
Goodwill, net (Note 7)	170,491	127,254
Other assets	22,608	11,732
Deferred income taxes, net (Note 15)	2,970	12,820

Total assets	$514,382	$432,542

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 9)	$15,785	$14,671
Accounts payable and drafts (Note 10)	153,645	132,358
Accrued payroll and benefits	23,946	28,252
Other accrued liabilities (Note 8)	55,450	61,786

Total current liabilities	248,826	237,067

Long-term debt (Note 9)	230,869	220,003
Long-term deferred compensation liabilities and other (Note 14)	12,977	11,494

Total liabilities	492,672	468,564

Commitments and contingencies (Note 11)	—	—
Minority interests	1,197	166
Mandatorily Redeemable Series A Preferred Stock (Note 12)	64,574	72,629
Shareholders’ deficit (Note 13):
Common Stock, $.01 par value, 200,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 20,080,800 and 20,054,000 shares of Class A Common Stock issued and outstanding, respectively	201	201
Additional paid-in-capital	(21,769)	(21,879)
Note receivable from officer	(3,000)	(3,198)
Accumulated other comprehensive loss	(15,603)	(9,303)
Retained earnings (deficit)	(3,890)	(74,638)

Total shareholders’ deficit	(44,061)	(108,817)

Total liabilities and shareholders’ deficit	$514,382	$432,542

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three fiscal years ended December 29, 2002

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	December 30,	December 29,
	2000	2001	2002

	(in thousands)
Net sales (Note 16)	$1,035,223	$929,257	$807,433
Cost of sales	889,286	808,788	707,326

Gross profit	145,937	120,469	100,107

Selling, general and administrative expenses	83,238	80,936	78,390
Amortization and goodwill charges (Note 7)	5,583	6,222	8,726
Restructuring and severance costs (Note 4)	—	1,272	8,046
Loss on asset impairment and sale (Note 3)	—	—	4,356

Operating income	57,116	32,039	589

Interest expense, net (Note 9)	30,119	27,881	25,931

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	26,997	4,158	(25,342)
Income tax provision (benefit) (Note 15)	11,340	1,712	(3,488)
Less minority interests and equity in net losses of affiliates, net of taxes (Note 3)	766	1,943	2,638

Income (loss) before cumulative effect of accounting change for goodwill impairment	14,891	503	(24,492)
Cumulative effect of accounting change for goodwill impairment, net of taxes of $9,745 (Note 7)	—	—	(38,102)

Net income (loss)	14,891	503	(62,594)
Preferred stock dividends (Note 12)	(6,306)	(7,249)	(8,110)

Net income (loss) available to common shareholders	$8,585	$(6,746)	$(70,704)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three fiscal years ended December 29, 2002

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	December 30,	December 29,
	2000	2001	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$14,891	$503	$(62,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change for goodwill impairment	—	—	38,102
Loss on asset impairment and sale	—	—	4,356
Minority interests and equity in net losses of affiliates	766	1,943	2,638
Depreciation	16,925	16,988	18,355
Amortization and goodwill charges	5,583	6,222	8,726
Amortization of debt issuance costs	1,079	1,216	1,737
Deferred taxes	2,542	573	(3,251)
(Gain) loss on sale/disposal of property and equipment	(54)	154	571
(Increase) decrease in receivables, net	(403)	65,451	42,821
(Increase) decrease in inventory	902	819	(344)
(Increase) decrease in prepaid expenses and other assets	108	567	(152)
Increase (decrease) in current liabilities	17,034	(37,217)	(24,293)
Other, net	(291)	1,218	(82)

Net cash provided by operating activities	59,082	58,437	26,590

Cash flows from investing activities:
Capital expenditures	(18,168)	(19,243)	(9,003)
Acquisition of businesses, net of cash acquired	(60,106)	(16,536)	(6,765)
Proceeds from sale/disposal of equipment and investments	2,308	263	1,219
Other, net	583	422	1,735

Net cash used for investing activities	(75,383)	(35,094)	(12,814)

Cash flows from financing activities:
Proceeds from issuance of debt	25,000	—	15,450
Repayment of debt	(3,814)	(3,938)	(30,134)
Debt issuance costs	(251)	(653)	(1,629)
Changes in revolving debt, net	(2,259)	(16,254)	(1,932)
Changes in book overdrafts, net	3,148	(2,385)	9,335
Repurchase of Common and Preferred Stock	—	(4,178)	(209)
Sale of Common and Preferred Stock	—	3,612	—

Net cash provided by (used for) financing activities	21,824	(23,796)	(9,119)

Effect of foreign exchange rate changes on cash and cash equivalents	(7,716)	691	1,354

Cash and cash equivalents:
Increase (decrease) for the period	(2,193)	238	6,011
Balance, beginning of period	6,879	4,686	4,924

Balance, end of period	$4,686	$4,924	$10,935

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,519	$26,223	$23,106
Cash paid (refunds received) for income taxes	9,908	2,677	(1,135)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
for the three fiscal years ended December 29, 2002

				Accumulated	Retained
				Other	Earnings	Total
	Common	Additional	Note Receivable	Comprehensive	(Accumulated	Shareholders’
	Stock	Paid-In-Capital	From Officer	Loss	Deficit)	Deficit

	(in thousands)
Balance at January 2, 2000 as reported	$1	$(24,705)	$—	$(5,867)	$9,992	$(20,579)
Dividends accrued on mandatorily redeemable preferred stock	—	—	—	—	(15,019)	(15,019)

Balance at January 2, 2000 as revised	1	(24,705)	—	(5,867)	(5,027)	(35,598)

Comprehensive income:
Net income					14,891	14,891
Foreign currency translation				(9,774)		(9,774)

Total comprehensive income						5,117

Dividends accrued on mandatorily redeemable preferred stock					(6,306)	(6,306)
Sale of common stock	—	3,000	(3,000)	—	—	—
200 for one stock split	203	—	—	—	(203)	—

Balance at December 31, 2000	204	(21,705)	(3,000)	(15,641)	3,355	(36,787)

Comprehensive income:				—
Net income					503	503
Foreign currency translation				38		38

Total comprehensive income						541

Dividends accrued on mandatorily redeemable preferred stock					(7,249)	(7,249)
Repurchase of common stock	(8)	(2,042)	—	—	(499)	(2,549)
Sale of common stock	5	1,978	—	—	—	1,983

Balance at December 30, 2001	201	(21,769)	(3,000)	(15,603)	(3,890)	(44,061)

Comprehensive income:
Net loss					(62,594)	(62,594)
Foreign currency translation				6,300	—	6,300

Total comprehensive loss						(56,294)

Dividends accrued on mandatorily redeemable preferred stock					(8,110)	(8,110)
Increase in note receivable			(198)			(198)
Repurchase of common and preferred stock	—	(110)	—	—	(44)	(154)

Balance at December 29, 2002	$201	$(21,879)	$(3,198)	$(9,303)	$(74,638)	$(108,817)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise stated)

1.     Organization and Basis of Presentation:

     The accompanying financial statements present the assets, liabilities and results of operations of MSX International, Inc. and its consolidated subsidiaries (“MSXI”). MSXI is a holding company owned by Citicorp and affiliates and certain members of management. Since our formation we have completed numerous acquisitions, the most recent of which are disclosed in Note 3. The results of operations of acquired companies have been included in the results of operations of MSXI from the effective date of each transaction.

     We are principally engaged in providing technical business services to automobile manufacturers and suppliers and other industries primarily in North America and Europe.

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

     c.     Receivables: Receivables are presented net of aggregate allowances for doubtful accounts of $2.7 million and $4.3 million at December 30, 2001 and December 29, 2002, respectively.

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

     Under the provisions of Statement of Position 98-1, costs associated with software developed or obtained for internal use are capitalized when both the preliminary project stage is complete and management has authorized funding of the development program. Such costs are included in computers, peripherals and software. Capitalized costs include both external costs of software and consulting as well as payroll and payroll related costs of MSXI personnel working directly on the development project. Internal costs capitalized are not material to the consolidated balance sheet at December 30, 2001 and December 29, 2002.

     f.     Goodwill and Other Intangibles: The excess of purchase price, including direct cost of acquisition, over the estimated fair value of acquired assets and assumed liabilities is allocated to goodwill. Management evaluates the carrying value of goodwill when events or circumstances warrant such a review, and in any case, annually during the fourth quarter of each year.

     g.     Fair Value of Financial Instruments: The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate their carrying amounts. The estimated fair value and carrying amounts of long-term debt borrowings are reported in Note 9.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     h.     Stock Options: We account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under APB 25, we recognize no compensation expense related to stock options issued as no options have been granted at a price below the estimated market price on the day of grant. Had compensation cost for stock options issued during the last three fiscal years been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, our net income would not have been materially different from amounts reported. The weighted average fair value of options granted was $0.65, $0.0, and $0.42 during 2000, 2001, and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	2001	2002

Risk free interest rate	5.54%	5.00%	4.90%
Expected option lives	7 years	7 years	7 years
Expected volatility	0.0%	0.0%	0.0%

     i.     Foreign Currency Translation and Transactions: Net assets of operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments included in shareholders’ deficit as a separate component of comprehensive income. Revenues and expenses of operations outside of the United States are translated at the average rates of exchange during the period. Gains and losses arising from transactions denominated in currencies other than the functional currency of a particular entity are included in income. Net transaction gains and losses were not material to our results of operations during the periods presented.

     j.     Revenue Recognition: Our revenue is primarily comprised of revenue from fixed price contracts and time and material contracts. Revenues from fixed price contracts are recognized using the percentage of completion method, measured by comparing the percentage of labor costs incurred to date to the estimated total labor costs for each contract. Revenues from time and material contracts are valued at selling price based on contractual billing rates. Revenues from certain master vendor and supply chain management programs are recorded, net of billings from sub-suppliers, at the completion of each individual service.

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

     k.     Depreciation: Depreciation is computed using the straight-line method over the estimated useful lives of assets as follows:

Useful Lives
In Years

Leasehold improvements	5-39
Machinery and equipment	3-12
Computers, peripherals and software	2-5
Automobiles and trucks	3-5

     Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the term of the lease, whichever is shorter.

     l.     Income Taxes: Deferred income taxes are recorded to reflect the differences between the tax basis and financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     m.     Foreign Currency Contracts: MSXI has significant operations outside of the United States that are subject to foreign currency exchange risk. We may periodically hedge transactions or obligations in non-functional currencies in order to mitigate this risk. During the fiscal year ended December 31, 2000, we entered into forward foreign currency contracts to hedge certain foreign currency financing transactions. Unrealized gains/losses on the forward contracts are recognized as an adjustment to the gains/losses recognized on the underlying hedged transaction to the extent they are correlated. The uncorrelated net losses on such contracts were not material to our results of operations during fiscal 2000. No such contracts were entered into during fiscal 2001 or 2002.

     n.     Reclassifications: Certain prior year amounts have been reclassified to conform to the presentation adopted during fiscal 2002.

     o.     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from such estimates and assumptions.

     p.     Recently Issued Accounting Pronouncements: In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities’’. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement will be effective for any exit or disposal activities initiated after December 31, 2002. The adoption of this statement will principally impact the ultimate timing of when costs associated with any future exit or disposal activities are recorded as expense.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure’’. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure provisions will be adopted in the first quarter of fiscal 2003.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. MSXI is currently reviewing these recognition and measurement provisions, which are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002, to determine whether they will have a material impact on its consolidated financial statements. The disclosure requirements of FIN No. 45, which are effective for fiscal 2002, are presented in Note 11 to these consolidated financial statements.

3.     Acquisitions and Disposition of Businesses and Investments:

     Acquisition of Businesses and Investments

     On February 23, 2000 we acquired the professional staffing operations of Corporate Staffing Resources, Inc. (the “CSR Acquisition”). Specifically, we acquired 100% of the outstanding common stock of Intranational Computer Consultants, Inc. and Programming Management and Systems, Inc. and selected assets and liabilities of CMS Management Services and Ascend. The total purchase price, upon settlement of certain contractual matters, was about $31.8 million. These companies provide information technology and technical professional staffing services throughout the United States with combined historical annual sales in excess of $57 million. The CSR Acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $26.9 million.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     Effective January 1, 2002, we completed the acquisition of selected assets and liabilities of Draupner Associates AB in Gottenberg, Sweden for a total purchase price at closing of about $2.4 million, before acquisition related costs, with an additional amount payable contingent on the achievement of an annual earnings target. Draupner’s principal business is digital documentation and translation services for the automotive and related industries. Upon completion, the Draupner business was integrated with our custom communication service offerings. Also effective January 1, 2002, we acquired the remaining 51% of the outstanding common stock of Cadform-MSX Engineering GmbH through a series of transactions that were contemplated at the time of our previous investment in Cadform. Specifically, we exercised our option to acquire an additional 16% of the common stock of Cadform for about $0.3 million. The remaining 35% of their common stock was acquired in exchange for a 7.8% interest in our existing engineering business in Germany. Prior to these transactions, we owned 49% of the outstanding common stock of Cadform. The transactions were accounted for under the purchase method of accounting resulting in goodwill of $8.3 million.

     Effective in December 2002 we acquired the remaining 25% of the outstanding common stock of Satiz Srl from Fiat SpA. The transaction had been contemplated as part of the original acquisition of 75% of the outstanding common stock of Satiz in December of 1999. The total purchase price was about $3.5 million based on formulas established at the time of the original 75% acquisition. The transaction was accounted for under the purchase method of accounting resulting in additional goodwill of $2.4 million. Satiz specializes in commercial and technical publishing in Europe and derives a significant portion of its sales from Fiat and related subsidiaries.

     In addition to the above, in September 2001 we completed a strategic investment of about $1.6 million in itiliti, Inc., in the form of a bridge loan convertible to preferred stock. The investment is accounted for under the cost method. itiliti is a strategic partner in our human capital management practice.

     All of the above transactions were funded through a combination of cash from operations and borrowings under our credit facility. The operating results of acquired companies have been included in our consolidated operating results from the effective date of the acquisition. The proforma effects of the above transactions would not be materially different from reported results for the periods presented.

     The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity’s future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity’s financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded, when earned, as additional purchase price. In this regard, we recorded additional liabilities for consideration during 2000 and 2001 related to prior year acquisitions, which resulted in additional goodwill capitalization of about $15.4 million and $2.1 million, respectively. No such consideration was recorded or paid during 2002.

     Asset impairments and sale

     During the fourth quarter of 2002, we completed the sale of our human capital management businesses in Italy and recognized losses on the valuation of certain long-term investments. Quandoccorre Interinale and QR Quandoccorre were sold for net proceeds of about $1.0 million, resulting in a loss on sale of $2.7 million. The sale was completed as part of our restructuring efforts in response to current and forecasted operating losses generated by these businesses. These companies had been acquired through a series of transactions during fiscal 1999 and 2000.

     Also during the fourth quarter of 2002, we recognized losses on our investments in Prototipo Holding BV and MTE Groups LLC totaling $1.6 million and $2.4 million, respectively, reflecting reductions in the market value of our investments. The investment in Prototipo Holding BV, representing a 2% interest, was acquired in November of 2000 and was accounted for under the cost method. A remaining investment of $0.6 million is included in our consolidated balance sheet after the write-down. The investment in MTE Groups, representing a 49% interest, was acquired in 2001 and had been accounted for under the equity method. The write-down of MTE comprised the balance of our investment and $0.7 million of receivables for certain services provided to MTE. The charges were determined based upon an evaluation of the financial stability of these businesses and the best available market information.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

4.     Restructuring and Severance:

     During fiscal 2001 and 2002, we recorded restructuring and severance costs totaling $1.3 million and $8.0 million, respectively. Charges recorded during 2002 included $0.3 million related to unfavorable sub-leasing arrangements and related closure costs with the balance of 2001 and 2002 charges comprised of severance and termination benefit costs associated with headcount reductions primarily in North America and Europe. Restructuring actions were taken in accordance with approved management plans. Remaining accrued severance costs totaled $4.0 million as of December 29, 2002 and are expected to be paid during fiscal 2003.

5.     Accounts Receivable, Net:

     A significant portion of our sales is made to manufacturers in the automotive and transportation related industries. Sales to significant automotive customers, including their automotive subsidiaries, as a percent of total net sales were:

	Percent of Total Sales

Sales to:	2000	2001	2002

Ford	33.9%	35.6%	38.4%
DaimlerChrysler	11.0%	9.3%	8.7%
General Motors	9.5%	8.5%	8.4%
Fiat	10.6%	5.5%	8.0%

Total	65.0%	58.9%	63.5%

     At December 30, 2001 and December 29, 2002 the foregoing four customers and their subsidiaries accounted for approximately 52% and 58%, respectively, of the billed accounts receivable balance.

     Accounts receivable includes both billed and unbilled receivables. Unbilled receivables amounted to $99.1 million and $66.8 million at December 30, 2001 and December 29, 2002, respectively. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $49.7 million as of December 30, 2001 and $37.1 million as of December 29, 2002. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the related receivables are recorded.

6.     Property and Equipment, Net:

     Property and equipment, net includes the following:

	At December 30,	At December 29,
	2001	2002

Cost:
Leasehold improvements	$12,183	$14,298
Machinery and equipment	46,392	58,816
Computers, peripherals and software	50,407	57,473
Automobiles and trucks	1,881	1,813

	110,863	132,400
Less accumulated depreciation	(67,886)	(93,214)

Property and equipment, net	$42,977	$39,186

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

7.     Goodwill and Intangible Assets:

     Effective January 1, 2002, we adopted the provisions of SFAS No. 142. Under the standard, goodwill is no longer amortized but is tested periodically for impairment. Additionally, SFAS No. 142 changes the methodology of assessing goodwill impairment. Under the standard, goodwill is considered impaired if the book value of an operating unit exceeds its estimated fair value. Upon adoption of SFAS No. 142 we recorded a one-time, non-cash charge of $47.8 million, before related taxes, to reduce the carrying value of goodwill. The initial charge is reflected as a cumulative effect of an accounting change in our consolidated results of operations. During the fourth quarter of 2002 we updated our annual goodwill valuation analysis resulting in an additional pre-tax charge of $8.7 million. In calculating both of the impairment charges, the fair value of the operating units underlying our business was estimated using a discounted cash flow methodology.

     Actual results for the year ended December 29, 2002 and pro forma results for the years ended December 31, 2000 and December 30, 2001 had we applied the non-amortization provisions of SFAS No. 142 are as follows:

	Fiscal Year Ended

	December 31, 2000	December 30, 2001	December 29, 2002

Reported net income (loss)	$14,891	$503	$(62,594)
Amortization and goodwill charges	5,583	6,222	—
Amortization of equity method investee goodwill	299	254	—

Pro forma net income (loss)	$20,773	$6,979	$(62,594)

     The following summarizes the changes in our goodwill balances by service line during the fiscal year ended December 29, 2002:

	Collaborative Engineering	Human Capital Management	Other Collaborative
	Management	Services	Services	Total

Balance at December 30, 2001	$5,593	$139,213	$25,685	$170,491
Cumulative effect of accounting change	(10,278)	(37,569)	—	(47,847)
Impairment losses recognized	(4,462)	(4,264)	—	(8,726)
Goodwill recorded during the period	7,810	—	2,961	10,771
Other, primarily translation changes	1,337	223	1,005	2,565

Balance at December 29, 2002	$—	$97,603	$29,651	$127,254

     Goodwill recorded during the period was generated from the consolidation of Cadform-MSX Engineering and the purchase of the Draupner business and the remaining shares of Satiz Srl, as disclosed in Note 3. Goodwill generated from these transactions is generally not deductible. A substantial portion of goodwill generated from the consolidation of Cadform was previously included in the carrying amount of our investment in Cadform-MSX Engineering as of December 30, 2001.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

8.     Other Accrued Liabilities:

     Other accrued liabilities include the following:

	At December 30,	At December 29,
	2001	2002

Income and other taxes (including VAT taxes)	$3,730	$4,589
Deferred income/advance payments	24,088	28,158
Contingent consideration liability	10,470	10,470
Interest	7,644	8,073
Other	9,518	10,496

	$55,450	$61,786

     Deferred income/advance payments represent both payments from customers received in advance of revenues recognized under the percentage of completion method and payments received in advance of billings from sub-contract vendors.

9.     Debt:

     Debt is comprised of the following:

		Outstanding at
	Interest Rates at
	December 29,	December 30,	December 29,
	2002	2001	2002

Senior subordinated notes	11.375%	$130,000	$130,000
Second secured term loan	10.00%	—	16,109
Credit facility, as amended and restated:
Revolving line of credit notes	4.42%	—	4,000
Swingline notes	4.46-11.15%	9,931	8,559
Term notes	5.64-6.26%	97,313	65,779

Satiz facility	4.12%	8,750	4,954
Other	7.00-9.00%	660	5,273

		246,654	234,674
Less current portion		15,785	14,671

Total long-term debt		$230,869	$220,003

     The aggregate maturities of borrowings outstanding at December 29, 2002 are as follows:

Fiscal Year	Amount

2003	$14,671
2004	19,080
2005	2,632
2006	52,182
2007 and thereafter	146,109

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

Senior Subordinated Notes

     At December 29, 2002, we have $130 million of 11-3/8% unsecured senior subordinated notes outstanding and registered under the Securities Act of 1933. The notes are unsecured senior subordinated obligations of the company and mature on January 15, 2008. Interest on the notes is payable semi-annually at 11-3/8% per annum and commenced July 15, 1998. The notes may be redeemed subsequent to January 15, 2003 at premiums that begin at 105.6875% and decline each year to face value for redemptions taking place after January 15, 2006. Upon the occurrence of a Change of Control, as defined in the bond indenture, the notes may be redeemed at the option of the noteholders at a premium of one percent, plus accrued and unpaid interest, if any. The notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

     In connection with the $130 million of senior subordinated notes, each of our significant domestic restricted subsidiaries, as defined in the bond indenture (the “Guarantor Subsidiaries”), irrevocably and unconditionally guarantees MSXI’s performance under the notes as primary obligors. See Note 18 for additional information.

Credit Facility

     In December 1999, we completed an amended and restated credit facility with commercial banks and institutional lenders led by Bank One N.A., as agent. The facility provided revolving credit up to $100 million and five and seven-year term loans totaling $105 million, all on a senior secured basis. During 2001 and 2002, we completed the first and second amendments to the amended and restated credit facility. As a result of the second amendment, available funds under the revolving credit portion of the credit facility were reduced from $100 million to $85 million. Also in conjunction with the second amendment, we entered into a second secured term loan on July 31, 2002 as discussed below. Effective February 14, 2003, we completed the third amendment to our amended and restated credit facility. As part of the third amendment, our equity sponsors, Citicorp and affiliates, committed to provide up to $10.8 million of alternative senior funding pursuant to an amendment to our second secured term loan. Such funding would be triggered to resolve potential future defaults in our senior leverage and our fixed charge coverage ratios through June 30, 2004. Proceeds, if utilized, would be used to make partial principal repayments of the existing bank term loans.

     Both the revolving credit and term loan borrowings are subject to satisfaction of borrowing base requirements, based on accounts receivable balances, and financial reporting and operating covenants. The revolving credit portion of the facility provides for borrowings as revolving credit loans, letters of credit and swingline loans. Revolving credit loans, swingline loans and letters of credit (collectively “Revolving Debt”) are payable on demand. Interest on loans under the credit facility is payable monthly or, if earlier, at the end of each interest period, and accrues at an annual rate equal to a floating rate, as defined, except for swingline loans which accrue at an annual rate equal to a fixed or floating rate as negotiated at the time of borrowing.

     The five-year $30 million term loan, as amended and restated, matures on December 7, 2004 with principal payments due quarterly, on a graduated basis, until maturity. The seven-year $75 million senior secured institutional term loan matures on December 7, 2006. Principal payments of 0.25% of the $75 million institutional term loan are payable quarterly in years one through six with the balance payable in year seven. The term loans are also subject to mandatory prepayments if MSXI generates excess cash flows, as defined, during any fiscal year. As a result of excess cash flows generated during 2001, a prepayment of $9.1 was made on outstanding term loans during fiscal 2002.

     Each of our significant domestic subsidiaries and selected other subsidiaries guarantee all obligations of MSXI under the credit facility. In addition, MSXI has pledged the stock of such domestic subsidiaries and 65% of the stock of significant foreign subsidiaries. Additionally, a first lien exists on substantially all assets of such domestic subsidiaries. Pursuant to the agreement, we also provide a lien, pledge or comparable security interest on material assets in the United Kingdom, the Netherlands and Australia. The obligations of MSXI under the credit facility and the second secured term loan rank senior to all other indebtedness, including the senior subordinated notes.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     The credit facility contains certain reporting covenants, customary affirmative covenants and various negative covenants including, but not limited to, certain limitations on mergers, sales of assets, acquisitions, liens, investments, capital expenditures, indebtedness, contingent obligations, dividends, subsidiaries’ ability to agree to dividend restrictions, affiliate transactions and changes of business. The credit facility also contains certain covenants with respect to employee benefit arrangements and environmental matters and certain financial covenants. Financial covenants include minimum levels of EBITDA, net worth, and required total leverage, senior leverage, fixed charge and interest coverage ratios, all as defined in the agreement. As of December 29, 2002, $12.6 million was outstanding under the revolving credit portion of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.

Second Secured Term Loan

     In conjunction with the second amendment to our credit facility on July 10, 2002 we entered into a second secured term loan with an affiliate of Citicorp, our majority owners, totaling about $15.5 million. The second secured term loan is secured by a second priority security interest on all assets securing our amended and restated credit agreement. The loan matures on June 7, 2007, with quarterly interest accruing at 10% per annum. Interest is not payable until the later of June 7, 2007, or the date on which payment in full of all obligations under the amended and restated credit agreement are made. In connection with the third amendment to our credit facility, as discussed above, the second secured term loan was amended to provide up to $10.8 million of additional funding if required under the terms of the amendment.

Satiz Credit Facility

     Satiz S.r.l., which was acquired on December 31, 1999, maintains a financing arrangement with Fidis S.p.A. that provides for borrowings up to 100% of its eligible accounts receivable, as defined in the agreement. As of December 29, 2002, borrowings under the arrangement bear interest at the Euribor rate plus 1.25% and are collateralized by the underlying accounts receivable. The agreement is renewed annually unless terminated by either party. Fidis S.p.A. is a subsidiary of Fiat S.p.A., who owned a minority investment in Satiz until December 2002.

Other Debt

     Certain of our foreign subsidiaries maintain lines of credit with local banks to provide backup liquidity or to finance operational cash flows as needed. In general, interest accrues on the lines of credit at floating rates, as determined by the applicable bank, with amounts outstanding payable on demand. Agreements are subject to termination at any time with proper notice provided by the bank. Included in other debt at December 29, 2002 is $3.3 million outstanding under the BHF Bank Credit Facility maintained by Cadform-MSX Engineering GmbH. This facility provides for borrowings up to 4.7 million euro at both fixed and floating interest rates. Amounts outstanding are currently payable on demand and are partially secured by a guarantee and letter of credit provided by MSX International.

Fair Value of Debt

     The estimated fair values and carrying amounts of debt outstanding are as follows:

	At December 30, 2001		At December 29, 2002

	Fair Value	Book Value	Fair Value	Book Value

Senior subordinated notes	$102,213	$130,000	$58,013	$130,000
Second secured term loan	—	—	16,109	16,109
Credit facilities	116,654	116,654	88,565	88,565

Total	$218,867	$246,654	$162,687	$234,674

     The fair value of senior subordinated notes was determined based on quoted market prices. The fair value of the second secured term loan approximates its carrying value based on best available market information. The fair values of amounts outstanding under the credit facilities approximate their carrying amounts as the variable rates inherent in the related financial instruments reflect changes in the overall market interest rates.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

10.     Book Overdrafts:

     Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to our banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. There were aggregate book overdrafts of $17.6 million and $26.9 at December 30, 2001 and December 29, 2002, respectively. Such balances are included in accounts payable and drafts in the consolidated balance sheets.

11.     Commitments and Contingencies:

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

     In conjunction with certain transactions and in the ordinary course of business, MSXI occasionally provides routine indemnifications relating to the enforceability of trademarks, coverage for legal and environmental issues, as well as provisions for other items. Currently, MSXI has several such agreements in place with various expiration dates. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded. In addition, MSXI has several standby letter of credit agreements, none of which are considered material as of December 29, 2002.

     MSXI and its subsidiaries have leases for real estate and equipment utilized in its business. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rental payments required under leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

Total

Fiscal year ended:
2003	$27,981
2004	19,255
2005	13,162
2006	8,609
2007	4,552
Thereafter	19,780

$93,339

     Rental expense approximated $22.6 million, $24.4 million and $26.3 million, net of rental reimbursements, in each of fiscal 2000, 2001 and 2002, respectively.

12.     Mandatorily Redeemable Series A Preferred Stock:

As of December 30, 2001 and December 29, 2002 there are 360,000 shares and 359,448 shares, respectively of 12% Series A Cumulative Mandatorily Redeemable Preferred Stock (the "Preferred Stock") outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes; 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01.

Dividends on the Preferred Stock are payable in cash at the rate per annum equal to 12% of the stated value plus an amount equal to any accumulated and unpaid dividends. The Preferred Stock, which has no voting rights, is mandatorily redeemable at the earlier of December 31, 2008 or the date on which a sale transaction, as defined, occurs. We may redeem any or all of the Preferred Stock at our election prior to December 31, 2008. In both instances, the redemption price shall be the sum of $100 plus an amount equal to all accrued and unpaid dividends. We may also elect to acquire shares of the Preferred Stock from time to time without redeeming or otherwise acquiring all or any other issued shares of the Preferred Stock pursuant to the terms of the Amended and Restated Stockholders’ Agreement. Upon liquidation, dissolution or winding up, holders of preferred stock are entitled to receive out of MSXI’s legally available assets, before any amount is paid to holders of common stock, an amount equal to $100 per share of preferred stock, plus all accrued and unpaid dividends to the date of final distribution. If available assets are insufficient to pay the holders of the outstanding shares of preferred stock in full, the assets, or proceeds from the sale of the assets, will be distributed ratably among the holders of the preferred stock.

As of December 29, 2002, we have not declared or paid any dividends. However, due to the mandatory redemption features of the preferred stock, dividends accrued totaled $36.7 million as of December 29, 2002. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in credit agreements as discussed in Note 9.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     Prior financial statements reflect a change in the treatment of the accumulated dividends on the Preferred Stock. As reflected in the consolidated balance sheets and statements of shareholders’ deficit, accumulated dividends on the Preferred Stock, which had been disclosed in previous filings, have been deducted from shareholders’ deficit and included with the related Preferred Stock. The change in treatment has no impact on net income (loss) or cash flows for any of the periods presented.

13.     Stockholders’ Deficit:

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

     Included in additional paid-in-capital at December 30, 2001 and December 29, 2002 is $(28.7) million related to the acquisition of selected assets and operations from MascoTech Automotive Systems Group, Inc. and MascoTech, Inc. on January 3, 1997. As this acquisition did not involve a change in control, it was recorded at carry-over basis with amounts paid to MascoTech, Inc. in excess of book value reducing additional paid-in-capital.

     As of December 29, 2002, MSXI held a $3.2 million note receivable from an officer of the company. The loan bears interest at 2.48% per year and matures on February 28, 2011. Interest accrues and is payable annually with the principal amount due upon maturity or the occurrence of certain events. The loan is collateralized by a pledge to MSXI of shares of our Class A Common Stock. Interest income related to this note approximated $0.2 million and $0.1 million during fiscal 2001 and 2002, respectively.

14.     Employee Benefit Plans:

     We maintain a qualified cash or deferred compensation plan under Section 401(k) of the Internal Revenue Code. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Under the plan, employees may elect to defer up to 20 percent of their annual wages, subject to the limitations of the Internal Revenue Code. For the periods presented, MSXI contributed matching contributions, at varying rates, for all participating employees. Effective December 1, 2001, substantially all matching contributions were suspended until a future date to be determined by MSXI. The annual cost to administer the plan and fund matching contributions was $2.1 million in fiscal 2000, $1.7 million in fiscal 2001 and $0.1 million in fiscal 2002.

     Contributions to union-sponsored, multi-employer pension plans were about $0.3 million in each of fiscal 2000, 2001, and 2002. These plans are not administered by MSXI and contributions are determined in accordance with provisions of negotiated labor contracts. Effective in August 2001, we withdrew our participation in these multi-employer pension plans. The pension liability assigned to MSXI upon withdrawal of $0.8 million is being funded on a quarterly basis over a period of 5 years.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     We also have an unfunded deferred compensation plan for certain salaried employees. Individual participants make pre-tax contributions to the plan and MSXI matches up to 5 percent of the individual’s annual salary. MSXI contributions vest over a period of time. Individuals may elect to receive a lump sum or defined payments of vested balances upon retirement or termination. The deferred compensation plan liability was $3.9 million and $3.2 million December 30, 2001 and December 29, 2002, respectively. This deferred compensation plan liability is an unfunded and unsecured obligation of MSXI.

     Included in deferred compensation liabilities at December 30, 2001 and December 29, 2002 is $8.0 million and $8.2 million, respectively, of deferred employee termination indemnities. The accrued indemnities are obligations of Satiz, which was acquired effective December 31, 1999. Under Italian labor laws and regulations all employees are entitled to an indemnity upon termination of their employment relationship. The benefit accrues to the employees on a pro-rata basis during their employment period and is based upon individual salaries. The vested benefit payable accrues interest, and employees can receive advances thereof, in certain specified situations, all defined in the applicable labor contract regulations. The liability at December 30, 2001 and December 29, 2002 reflects the total amount of the indemnities on an undiscounted basis, net of any advances taken, that applicable employees would be entitled to receive if termination were to occur as of that date.

     With the acquisition of APX International during 1997, we acquired certain obligations with respect to a frozen defined benefit pension plan. The plan was frozen in 1988 and covers certain union and non-union employees who were formerly employed by Autodynamics Corporation of America, Inc., a company acquired previously by one of the companies that comprised APX International. This plan is not administered by MSXI. Contributions are determined in accordance with provisions of the plan. This plan, which is fully funded, is not material to our financial position, results of operations or cash flows.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

15.     Income Taxes:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	December 30,	December 29,
	2000	2001	2002

Income (loss) before income taxes, minority interests and equity in net losses of affiliates for U.S. and foreign operations was:
Domestic	$11,487	$1,562	$(13,918)
Foreign	15,510	2,596	(11,424)

	$26,997	$4,158	$(25,342)

The provision (benefit) for income taxes was:
Currently payable:
Federal	$2,105	$155	$(3,981)
Foreign	5,309	1,006	1,633
State	1,384	33	216
Deferred:
Federal	1,796	1,297	382
Foreign	746	(779)	(1,738)

	$11,340	$1,712	$(3,488)

Deferred tax assets (liabilities) included:
Deductible goodwill	$50	$(1,867)	$5,603
Accrued interest expense	—	—	106
Accrued liabilities and deferred compensation	2,975	2,936	2,363
Net operating losses	3,244	6,044	18,375
Depreciation	3,282	(299)	(702)
Accounts receivable	(587)	(716)	(458)
Valuation allowance	—	—	(6,078)
Unrealized foreign exchange gain/(loss)	(1,749)	235	30
Other, net	(196)	114	138

Net deferred tax asset	$7,019	$6,447	$19,377

     At December 29, 2002 we have net U.S. federal tax loss carryforwards totaling $4.7 million, which expire in 2022. In addition, we have tax loss carryforwards related to certain foreign operations totaling $13.7 million. Of the $13.7 million of foreign tax losses, $5.4 million will expire in 2007 and $7.1 million can be carried forward indefinitely, with the balance expiring in varying amounts between 2004 and 2012. Realization of deferred tax assets is dependent on various limitations as provided within current tax laws, including generation of sufficient taxable income within specific tax jurisdictions. At December 29, 2002, a $6.1 million valuation allowance has been provided for specific items where management has determined that the likelihood of realization was not sufficient to allow for recognition of the asset, primarily related to net operating loss carryovers. Although realization is not assured, management believes that it is more likely than not, that the remaining net deferred tax assets will be realized as of December 30, 2001 and December 29, 2002. Additionally, we intend to utilize tax planning strategies, where possible, to ensure utilization of tax assets that are available.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     The following is a reconciliation of taxes at the U.S. federal statutory rate to the provision for income taxes:

	Fiscal Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

U.S. statutory rate	35%	35%	35%
Tax at U.S. statutory rate	$9,449	$1,455	$(8,870)
Valuation allowance	(920)	—	6,078
Effect of foreign tax rates	1,548	(682)	612
State and local taxes	899	22	141
Loss on sale of business	—	—	(4,500)
Goodwill	437	530	3,196
Other, net	(73)	387	(145)

	$11,340	$1,712	$(3,488)

     For the three fiscal years ended December 29, 2002, a provision has not been made for United States or additional foreign taxes on accumulated undistributed tax earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. There are no net undistributed earnings on a cumulative basis as of December 29, 2002. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

16.     Segment Information:

     MSXI is global provider of technical business services to the automotive and other industries. Our business includes: collaborative engineering services, human capital management services, and other collaborative services. Collaborative engineering offers a full range of total product, custom, or single point engineering solutions. Human capital management services include a full range of staffing solutions, including direct support of our engineering and other collaborative services. Our other collaborative services include solutions to quality, supply chain, and communication related customer needs. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131 due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

     The accounting policies of our segments are the same as those described in the summary of significant accounting polices except that the financial results for each segment are presented using a management approach. We evaluate performance based on earnings before interest, taxes and amortization (EBITA), including the Michigan Single Business Tax and other similar taxes. The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs, included in other below, are not allocated to the segments

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     The following is a summary of selected data for each of our service lines:

	Collaborative Engineering	Human Capital Management	Other Collaborative
	Management	Services	Services	Other	Total

Fiscal 2000:
Net sales — external	$287,285	$484,255	$263,683	$—	$1,035,223
Net intercompany sales	15,767	—	259	(16,026)	—
EBITA	20,492	39,548	15,462	(7,134)	68,368
Depreciation	7,918	1,455	4,944	2,608	16,925
Goodwill amortization & charges	278	4,228	1,077	—	5,583
Capital expenditures	7,820	1,652	6,478	2,218	18,168
Accounts receivable	81,926	117,366	114,971	3,195	317,458

Fiscal 2001:
Net sales — external	$253,192	$412,948	$263,117	$—	$929,257
Net intercompany sales	11,418	2,545	1,966	(15,929)	—
EBITA	8,803	20,024	10,023	4,106	42,956
Depreciation	6,180	1,415	5,997	3,396	16,988
Goodwill amortization & charges	313	4,768	1,141	—	6,222
Capital expenditures	9,935	1,147	5,592	2,569	19,243
Accounts receivable	62,352	67,952	117,862	4,702	252,868

Fiscal 2002:
Net sales — external	$222,312	$322,300	$262,821	$—	$807,433
Net intercompany sales	2,050	1,998	8,133	(12,181)	—
EBITA	(2,219)	15,054	17,268	(12,688)	17,415
Depreciation	7,105	1,033	5,978	4,239	18,355
Goodwill amortization & charges	4,462	4,264	—	—	8,726
Capital expenditures	1,429	1,879	4,772	923	9,003
Accounts receivable	60,404	39,922	104,284	4,911	209,521

     A reconciliation of consolidated EBITA to consolidated income before income taxes, minority interests and equity in net losses of affiliates is as follows:

	Fiscal Year Ended

	December 31,	December 30,	December 29,
	2000	2001	2002

Total EBITA before minority interests and equity in net losses of affiliates	$68,368	$42,956	$17,415
Amortization and goodwill charges	(5,583)	(6,222)	(8,726)
Loss on asset impairments and sale	—	—	(4,356)
Interest expense	(30,119)	(27,881)	(25,931)
Michigan single business tax and other similar taxes	(5,669)	(4,695)	(3,744)

Consolidated income before taxes, minority interests and equity in net losses of affiliates	$26,997	$4,158	$(25,342)

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     Net sales are attributed to geographic areas based upon billings to third party customers. Geographic sales are presented net of sales between divisions of MSXI. Sales and long-lived asset information by geographic area are as follows:

	Sales			Long-Lived Assets

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	As of	As of	As of
	December 31,	December 30,	December 29,	December 31,	December 30,	December 29,
	2000	2001	2002	2000	2001	2002

United States	$697,879	$606,721	$460,645	$181,588	$186,127	$129,314
Europe	311,349	291,162	317,181	48,717	48,482	47,836
All other	25,995	31,374	29,607	1,519	1,467	1,022

Total	$1,035,223	$929,257	$807,433	$231,824	$236,076	$178,172

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

     The following summarizes stock option activity during the two most recent fiscal years:

			Weighted average
	Number of		remaining
	Stock	Weighted average	contractual life in
	Options	exercise price	years

Outstanding at December 31, 2000	805,000	$5.70	9.7
Granted	190,000	7.50	—
Forfeited	150,000	5.83	—

Outstanding at December 30, 2001	845,000	6.08	9.0

Granted	386,000	5.78	—
Forfeited	30,000	7.50	—

Outstanding at December 29, 2002	1,201,000	$5.95	8.4

     Stock options exercisable as of the last three fiscal years are as follows:

			Weighted Average
		Number of Stock	exercise price per
Fiscal Year Ended	Exercise Price	Options	share

2000	4.50 - 7.50 per share	—	n/a
2001	4.50 - 7.50 per share	133,000	$5.70
2002	4.50 - 7.50 per share	362,000	$5.72

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

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

     18.     Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 30, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$—	$638	$4,286	$—	$4,924
Accounts receivable, net	171	137,694	115,003	—	252,868
Inventory	—	5,885	1,031	—	6,916
Prepaid expenses and other assets	134	5,118	1,899	—	7,151
Deferred income taxes, net	—	2,836	641	—	3,477

Total current assets	305	152,171	122,860	—	275,336

Property and equipment, net	—	23,447	19,530	—	42,977
Goodwill, net	—	131,909	38,582	—	170,491
Investment in subsidiaries	155,563	83,439	6,342	(232,783)	12,561
Other assets	6,006	3,824	217	—	10,047
Deferred income taxes, net	1,373	(748)	2,345	—	2,970

Total assets	$163,247	$394,042	$189,876	$(232,783)	$514,382

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$6,375	$—	$9,410	$—	$15,785
Accounts payable and drafts	—	102,910	50,735	—	153,645
Accrued liabilities	7,604	50,844	20,948	—	79,396

Total current liabilities	13,979	153,754	81,093	—	248,826
Long-term debt	225,187	—	5,682	—	230,869
Intercompany accounts	(96,432)	79,771	16,661	—	—
Long-term deferred compensation liabilities and other	—	4,959	8,018	—	12,977

Total liabilities	142,734	238,484	111,454	—	492,672

Minority interests	—	—	1,197	—	1,197
Mandatorily Redeemable Series A Preferred Stock	64,574	—	—	—	64,574
Shareholders’ equity (deficit)	(44,061)	155,558	77,225	(232,783)	(44,061)

Total liabilities and shareholders’ equity (deficit)	$163,247	$394,042	$189,876	$(232,783)	$514,382

     18.     Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$—	$154	$10,781	$—	$10,935
Accounts receivable, net	181	108,616	100,724	—	209,521
Inventory	—	3,405	3,855	—	7,260
Prepaid expenses and other assets	7	3,469	3,801	—	7,277
Deferred income taxes, net	—	2,152	4,405	—	6,557

Total current assets	188	117,796	123,566	—	241,550

Property and equipment, net	—	21,097	18,089	—	39,186
Goodwill, net	—	99,473	27,781	—	127,254
Investment in subsidiaries	108,502	57,167	2,222	(165,519)	2,372
Other assets	5,972	3,159	229	—	9,360
Deferred income taxes, net	4,661	6,001	2,158	—	12,820

Total assets	$119,323	$304,693	$174,045	$(165,519)	$432,542

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$6,461	$—	$8,210	$—	$14,671
Accounts payable and drafts	—	78,965	53,393	—	132,358
Accrued liabilities	3,287	51,074	35,677	—	90,038

Total current liabilities	9,748	130,039	97,280	—	237,067

Long-term debt	217,445	—	2,558	—	220,003
Intercompany accounts	(71,682)	61,729	9,953	—	—
Long-term deferred compensation liabilities and other	—	3,266	8,228	—	11,494

Total liabilities	155,511	195,034	118,019	—	468,564

Minority interests	—	—	166	—	166
Mandatorily Redeemable Series A Preferred Stock	72,629	—	—	—	72,629
Shareholders’ equity (deficit)	(108,817)	109,659	55,860	(165,519)	(108,817)

Total liabilities and shareholders’ equity (deficit)	$119,323	$304,693	$174,045	$(165,519)	$432,542

     18.     Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended December 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Fiscal Year Ended December 31, 2000
Net sales	$—	$651,036	$400,213	$(16,026)	$1,035,223
Cost of sales	—	549,981	355,331	(16,026)	889,286

Gross profit	—	101,055	44,882	—	145,937
Selling, general and administrative expenses	—	59,475	23,763	—	83,238
Amortization and goodwill charges	—	4,238	1,345	—	5,583

Operating income	—	37,342	19,774	—	57,116
Interest expense, net	1,117	23,470	5,532	—	30,119

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(1,117)	13,872	14,242	—	26,997
Income tax provision (benefit)	(357)	5,848	5,849	—	11,340
Minority interests and equity in net losses of affiliates, net of taxes	15,651	7,627	(766)	(23,278)	(766)

Income (loss) before cumulative effect of accounting change for goodwill impairment	14,891	15,651	7,627	(23,278)	14,891
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income	$14,891	$15,651	$7,627	$(23,278)	$14,891

Fiscal Year Ended December 30, 2001
Net sales	$—	$560,391	$384,795	$(15,929)	$929,257
Cost of sales	—	467,844	356,873	(15,929)	808,788

Gross profit	—	92,547	27,922	—	120,469
Selling, general and administrative expenses	—	58,452	22,484	—	80,936
Amortization and goodwill charges	—	4,794	1,428	—	6,222
Restructuring and severance costs	—	1,272	—	—	1,272

Operating income	—	28,029	4,010	—	32,039
Interest expense, net	14,113	11,649	2,119	—	27,881

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	(14,113)	16,380	1,891	—	4,158
Income tax provision (benefit)	(5,056)	6,625	143	—	1,712
Minority interests and equity in net losses of affiliates, net of taxes	9,560	(195)	(1,144)	(10,164)	(1,943)

Income (loss) before cumulative effect of accounting change for goodwill impairment	503	9,560	604	(10,164)	503
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income	$503	$9,560	$604	$(10,164)	$503

     18.     Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended December 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	( in thousands)
Fiscal Year Ended December 29, 2002
Net sales	$—	$440,331	$379,284	$(12,182)	$807,433
Cost of sales	—	378,586	340,922	(12,182)	707,326

Gross profit	—	61,745	38,362	—	100,107
Selling, general and administrative expenses	—	44,331	34,059	—	78,390
Amortization and goodwill charges	—	4,265	4,461	—	8,726
Restructuring and severance costs	—	2,751	5,295	—	8,046
Loss on asset impairment and sale	—	532	3,824	—	4,356

Operating income (loss)	—	9,866	(9,277)	—	589
Interest expense, net	13,991	10,168	1,772	—	25,931

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(13,991)	(302)	(11,049)	—	(25,342)
Income tax provision (benefit)	(4,758)	1,549	(279)	—	(3,488)
Minority interests and equity in net losses of affiliates, net of taxes	(53,361)	(33,412)	(47)	84,182	(2,638)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(62,594)	(35,263)	(10,817)	84,182	(24,492)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	(18,098)	(20,004)	—	(38,102)

Net loss	$(62,594)	$(53,361)	$(30,821)	$84,182	$(62,594)

     18.     Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended December 31, 2000

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:			(in thousands)
Net income	$14,891	$15,651	$7,627	$(23,278)	$14,891
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(15,651)	(7,627)	766	23,278	766
Depreciation	—	9,414	7,511	—	16,925
Amortization and goodwill charges	—	4,239	1,344	—	5,583
Amortization of debt issuance costs	1,079	—	—	—	1,079
Deferred taxes	—	1,117	1,425	—	2,542
(Gain) loss on sale/disposal of property and equipment	—	(72)	18	—	(54)
(Increase) decrease in receivables, net	(171)	(13,423)	13,191	—	(403)
(Increase) decrease in inventory	—	328	574	—	902
(Increase) decrease in prepaid expenses and other assets	126	(160)	142	—	108
Increase (decrease) in current liabilities	11,147	18,183	(12,329)	33	17,034
Other, net	—	474	(765)	—	(291)

Net cash provided by operating activities	11,421	28,124	19,504	33	59,082

Cash flows from investing activities:
Capital expenditures	—	(7,632)	(10,536)	—	(18,168)
Acquisition of businesses, net of cash acquired	(1,161)	(40,654)	(18,291)	—	(60,106)
Proceeds from sale/disposal of equipment and investments	—	2,195	113	—	2,308
Other, net	—	583	—	—	583

Net cash used for investing activities	(1,161)	(45,508)	(28,714)	—	(75,383)

Cash flows from financing activities:
Intercompany	(26,321)	56,276	(29,955)	—	—
Transactions with subsidiaries	11,532	(45,711)	39,740	(5,561)	—
Proceeds from issuance of debt	25,000	—	—	—	25,000
Repayment of debt	(3,750)	(64)	—	—	(3,814)
Debt issuance costs	(251)	—	—	—	(251)
Changes in revolving debt, net	(6,696)	10,196	(5,759)	—	(2,259)
Changes in book overdrafts, net	—	6,157	(3,009)	—	3,148

Net cash provided by (used for) financing activities	(486)	26,854	1,017	(5,561)	21,824

Effect of foreign exchange rate changes on cash and cash equivalents	(9,774)	(9,773)	6,303	5,528	(7,716)

Cash and cash equivalents:
Decrease for the period	—	(303)	(1,890)	—	(2,193)
Balance, beginning of period	—	873	6,006	—	6,879

Balance, end of period	$—	$570	$4,116	$—	$4,686

     18.     Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended December 30, 2001

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:	(in thousands)
Net income	$503	$9,560	$604	$(10,164)	$503
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of affiliates	(9,560)	195	1,144	10,164	1,943
Depreciation	—	8,324	8,664	—	16,988
Amortization and goodwill charges	—	4,794	1,428	—	6,222
Amortization of debt issuance costs	1,216	—	—	—	1,216
Deferred taxes	(1,373)	2,270	(324)	—	573
(Gain) loss on sale/disposal of property and equipment	—	148	6	—	154
(Increase) decrease in receivables, net	—	57,080	8,371	—	65,451
(Increase) decrease in inventory	—	257	562	—	819
(Increase) decrease in prepaid expenses and other assets	127	(273)	713	—	567
Increase (decrease) in current liabilities	1,173	(29,686)	(8,704)	—	(37,217)
Other, net	—	725	493	—	1,218

Net cash provided by (used for) operating activities	(7,914)	53,394	12,957	—	58,437

Cash flows from investing activities:
Capital expenditures	—	(11,906)	(7,337)	—	(19,243)
Acquisition of businesses, net of cash acquired	—	(11,450)	(5,086)	—	(16,536)
Proceeds from sale/disposal of equipment and investments	—	189	74	—	263
Other, net	—	422	—	—	422

Net cash used for investing activities	—	(22,745)	(12,349)	—	(35,094)

Cash flows from financing activities:
Intercompany	13,369	(14,628)	1,259	—	—
Transactions with subsidiaries	(32)	(3,589)	3,582	39	—
Repayment of debt	(3,938)	—	—	—	(3,938)
Debt issuance costs	(653)	—	—	—	(653)
Changes in revolving debt, net	(304)	(10,196)	(5,754)	—	(16,254)
Changes in book overdrafts	—	(2,200)	(185)	—	(2,385)
Repurchase of common stock	(566)	(3,612)	—	—	(4,178)
Sale of common stock, net	—	3,612	—	—	3,612

Net cash provided by (used for) financing activities	7,876	(30,613)	(1,098)	39	(23,796)

Effect of foreign exchange rate changes on cash and cash equivalents	38	33	659	(39)	691

Cash and cash equivalents:
Increase for the period	—	69	169	—	238
Balance, beginning of period	—	569	4,117	—	4,686

Balance, end of period	$—	$638	$4,286	$—	$4,924

     18.     Guarantor and Non-Guarantor Subsidiaries: — (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended December 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Cash flows from operating activities:
Net income	$(62,594)	$(53,361)	$(30,821)	$84,182	$(62,594)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	—	18,098	20,004	—	38,102
Loss on asset impairment and sale	—	532	3,824	—	4,356
Equity in earnings of affiliates	53,361	33,412	47	(84,182)	2,638
Depreciation	—	9,014	9,341	—	18,355
Amortization and goodwill charges	—	4,265	4,461	—	8,726
Amortization of debt issuance costs	1,737	—	—	—	1,737
Deferred taxes	(3,288)	3,679	(3,642)	—	(3,251)
(Gain) loss on sale/disposal of property and equipment	—	57	514	—	571
(Increase) decrease in receivables, net	(207)	28,330	14,698	—	42,821
(Increase) decrease in inventory	—	2,480	(2,824)	—	(344)
(Increase) decrease in prepaid expenses and other assets	127	1,650	(1,929)	—	(152)
Increase (decrease) in current liabilities	(4,317)	(33,038)	13,062	—	(24,293)
Other, net	(76)	(961)	955	—	(82)

Net cash provided by (used for) operating activities	(15,257)	14,157	27,690	—	26,590

Cash flows from investing activities:
Capital expenditures	—	(6,341)	(2,662)	—	(9,003)
Acquisition of businesses, net of cash acquired	—	(199)	(6,566)	—	(6,765)
Proceeds from sale/disposal of equipment and investments	—	(483)	1,702	—	1,219
Other, net	—	1,735	—	—	1,735

Net cash used for investing activities	—	(5,288)	(7,526)	—	(12,814)

Cash flows from financing activities:
Intercompany	24,750	(17,375)	(7,375)	—	—
Transactions with subsidiaries	(6,300)	(7,584)	1,173	12,711	—
Proceeds from issuance of debts	15,450	—	—	—	15,450
Repayment of debt	(30,130)	(4)	—	—	(30,134)
Debt issuance costs	(1,629)	—	—	—	(1,629)
Changes in revolving debt, net	7,025	—	(8,957)	—	(1,932)
Changes in book overdrafts	—	9,308	27	—	9,335
Repurchase of common stock	(209)	—	—	—	(209)
Sale of common stock, net

Net cash provided by (used for) financing activities	8,957	(15,655)	(15,132)	12,711	(9,119)

Effect of foreign exchange rate changes on cash and cash equivalents	6,300	6,301	1,464	(12,711)	1,354

Cash and cash equivalents:
Increase (decrease) for the period	—	(485)	6,496	—	6,011
Balance, beginning of period	—	638	4,286	—	4,924

Balance, end of period	$—	$153	$10,782	$—	$10,935

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information with respect to individuals who served as directors and executive officers during 2002.

Name	Age	Position

Erwin H. Billig	76	Chairman of the Board of Directors
Thomas T. Stallkamp	56	Vice Chairman and Chief Executive Officer
John Risk	64	President and Chief Operating Officer
Frederick K. Minturn	46	Executive Vice President and Chief Financial Officer
John C. Miller	51	Executive Vice President, Collaborative Engineering Management
David E. Cole	65	Director
Michael A. Delaney	48	Director
Richard A. Manoogian	66	Director
Charles E. Corpening	37	Director

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

     Thomas T. Stallkamp was appointed Vice Chairman and Chief Executive Officer of MSX International effective January 2000. He also serves on the Board of Directors for Baxter International, Kmart Corporation, and Visteon Corporation. Prior to joining MSX International, Mr. Stallkamp was Vice Chairman for DaimlerChrysler Corporation and also served as President of Chrysler Corporation from 1998. Prior to becoming President, Mr. Stallkamp served in various executive level positions during his 20-year career with Chrysler Corporation.

     John Risk joined MSX International in May 1998. Mr. Risk retired from Ford Motor Company in 1997 where, during his 33-year career, he made major contributions to the company in a variety of key appointments. Prior to joining MSXI, Mr. Risk was Director of the Small Car Vehicle Lines at Ford. In this capacity, he was responsible for all aspects of the Small Car Program activities in both Europe and the U.S. Mr. Risk retired from his position as President and Chief Operating Officer on September 30, 2002 and continues to support MSXI on a consulting basis.

     Frederick K. Minturn has been Executive Vice President and Chief Financial Officer since January 3, 1997. Prior to joining MSX International, Mr. Minturn was a Vice President of MascoTech’s Automotive Operations group from 1994 through December 1996 and was a Group Controller of such operations since 1991.

     John C. Miller joined MSX International in July 2001 and served as Executive Vice President of Collaborative Engineering Management during 2002. Prior to joining MSX International, Mr. Miller was Executive Director, Product Development Operations at Ford Motor Company and was responsible for continuous improvement of Ford’s worldwide product development operations. Mr. Miller was also Vice President, Product Planning and Vice President-Large Car Platform at Daimler Chrysler where he was responsible for the development of Chrysler’s large and mid-size passenger cars. He joined the former Chrysler Corporation in 1987 when it merged with American Motors Corporation, where he began his career in 1976. Mr. Miller resigned from his position with MSXI effective in January 2003.

     David E. Cole has been a director since January 3, 1997. Dr. Cole is currently the President of the Center for Automotive Research at the Altarium Institute (formerly ERIM). He was formerly the Director of the Office for the Study of Automotive Transportation (OSAT) at the University of Michigan’s Transportation Research Institute since 1978. Dr. Cole is a director of Campfire Interactive, Inc., Saturn Electronics and Engineering, Inc., R.L. Polk, Inc., and Plastech, Inc. Dr. Cole is also director of the Automotive Hall of Fame, on the Board of the Michigan Economic Development Corp., and is on the Board of Trustees of Hope College.

     Michael A. Delaney has been a director since January 3, 1997. Mr. Delaney has been a Managing Partner of Citibank Venture Capital since 1997. Mr. Delaney is also a director of ChipPAC, Inc., Palomar Technologies, Inc., Great Lakes Dredge & Dock, Inc., Trianon Industries Corporation, ERICO Corporation, and Delco Remy International, Inc.

     Richard A. Manoogian has been a director since January 3, 1997. Mr. Manoogian served as Chairman, Chief Executive Officer and a director of MascoTech (now Metaldyne, Inc.) from 1984 to 1998, as Chairman from 1998 to November 2000, and continues to serve as a director. Mr. Manoogian is also Chairman of the Board and Chief Executive Officer of Masco Corporation and a director of Bank One Corporation, Detroit Renaissance, Ford Motor Company and The American Business Conference.

     Charles E. Corpening joined the Board of Directors in February 2002. Mr. Corpening is a partner with Citigroup Venture Capital Equity Partners L.P. and a Vice President at Citibank Venture Capital where he has worked since 1994. Prior to joining Citibank, Mr. Corpening was with Roundtree Capital Corporation, a private investment firm, the Rockefeller Group, and the investment banking department of Paine Webber, Inc. He received his BA from Princeton University and his MBA from Columbia Business School. Mr. Corpening serves on the board of directors of FastenTech Holdings, and Royster-Clark group.

     Each of our Directors holds office until a successor is elected and qualified or until such director’s earlier resignation or removal.

Item 11. Executive Compensation.

     Summary of Cash and Certain Other Compensation

     The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to MSXI for the last three fiscal years (except for certain bonus amounts, which are compensation for services rendered in the immediately preceding year) of (i) those persons who served as our Chief Executive Officer during fiscal 2002 and (ii) certain executive officers other than the Chief Executive Officer who served in such positions during fiscal 2002 (collectively, the “Named Executive Officers”):

	Summary Compensation Table
						Long-term
		Annual Compensation				Compensation

	Fiscal			Other		Securities
	Year			Compensation		Underlying
Name and Principal Position	Ended	Salary ($)	Bonus ($)	($)		Options (#)

Erwin H. Billig	12/31/00	252,000	156,240	—		400,000
Chairman of the Board of Directors	12/30/01	252,000	126,000	—		—
	12/29/02	252,000	—	—		—
Thomas T. Stallkamp	12/31/00	670,833	—	—		—
Vice Chairman and Chief Executive	12/30/01	700,000	203,100	—		—
Officer	12/29/02	350,000	—	—		266,000
John Risk	12/31/00	310,000	178,350	15,500	(1)	100,000
President and Chief Operating	12/30/01	330,000	175,931	16,500	(1)	—
Officer, Engineering Operations	12/29/02	257,500	—			—
Frederick K. Minturn	12/31/00	267,500	155,000	112,996	(2)	—
Executive Vice President and Chief	12/30/01	291,270	142,500	14,563	(1)	—
Financial Officer	12/29/02	310,080	—	63,892	(2)	—
John C. Miller	12/31/00	—	—	—		—
Executive Vice President, Collaborative	12/30/01	155,000	—	—		85,000
Engineering Management	12/29/02	310,000	62,000	—		—

(1)	Company match, including interest, of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan, including interest earned.

(2)	Company match, including interest, of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan totaling $13,457 and $19,321 during 2000 and 2002, respectively, combined with the value on the date of vesting of shares of common stock of MascoTech granted pursuant to MascoTech’s 1991 Stock Incentive Plan, being compensation for services prior to 1997.

     Pursuant to our Deferred Compensation Plan, certain of our management employees have the option of deferring salary and bonus amounts up to a maximum amount of 10% of salary and 100% of bonuses. In addition, deferred discretionary bonuses may be awarded to participants in the Deferred Compensation Plan. Such deferred amounts and company matches are credited to an account on the books of MSXI, which is credited annually with earnings. In 2000 and 2001, we matched 100% of the first five percent of participant deferrals in the Deferred Compensation Plan. The employer match under the deferred compensation plan was suspended for the fiscal 2002 year.

     At December 29, 2002, MSXI held a $3.2 million note receivable from Mr. Stallkamp. The balance represents original principal of $3.0 million and unpaid interest of $0.2 million that was rolled into the principal balance in accordance with an exchange agreement effective February 28, 2002. The loan has a 10-year term maturing on February 28, 2011 and bears interest at a rate of 2.48% per year. The loan accrues interest each year, with the principal due at maturity or the occurrence of certain events. The loan is secured by a pledge to MSXI of shares of our Class A Common Stock purchased by Mr. Stallkamp.

Options Granted

     The following table shows the stock options granted during the three fiscal years ended December 29, 2002 to the executive officers named in the Summary Compensation Table.

	Number of	% of Total			Potential Realizable Value
	Securities	Options			at Assumed Annual Rates
	Underlying	Granted in	Exercise		of Stock Price Appreciated
	Options granted	Fiscal	Price	Expiration	for Option Term (2)
Name	(#) (1)	Year	($/Sh.)	Date	5%	10%

2000:
Erwin H. Billig	400,000	49%	$4.50	8/10/2010	$877,903	$2,464,113
John Risk	100,000	12%	$7.50	10/1/2010	—	316,028
2001:
John C. Miller	85,000	59%	$7.50	7/1/2011	—	268,624
2002:
Thomas T. Stallkamp	266,000	69%	$5.00	3/14/2012	450,805	1,505,635

(1)	In general, non-qualified stock options granted during 2000 and 2001 vest over five years and expire ten years from the effective date of grant. Non-qualified stock options granted to Mr. Billig vest automatically upon his termination of directorship or service with MSXI or upon the occurrence of certain other events, as defined. In general, if a grantee voluntarily terminates employment, their vested options continue to be exercisable for six months in the case of death or disability and for 30 days in all other cases. Upon his retirement from active employment, options granted to Mr. Risk were not terminated and continue to vest until the termination of his consulting agreement with MSX International.

(2)	Securities and Exchange Commission regulations require information as to the potential realizable value of each of these option grants assuming that the fair value of our stock appreciates in value from the date of grant to the end of the option term at annualized rates of five percent and ten percent. These amounts are based on assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend on overall market conditions and the future performance of MSXI. There can be no assurance that the amounts reflected in this table will be realized.

     Director Compensation

     Outside directors, who are not affiliated with MSXI or CVC, are entitled to receive $10,000 in annual compensation and $500 per meeting attended. For the year ended December 29, 2002, Dr. Cole was the only outside director compensated for his services.

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

     Performance Incentive Plan

     We introduced the Performance Incentive Plan (“PIP”) in April 1998. Substantially all of our salaried employees, including most executive officers, are eligible to receive payments under PIP. PIP offers target awards based on a percentage of an employee’s annual base salary. Actual awards are based on individual and corporate performance. Under PIP, each of Mr. Minturn and Mr. Miller may receive an annual performance bonus of up to 150% of his annual base salary, depending on the degree to which MSXI meets or exceeds its target performance. Mr. Billig is eligible to receive discretionary annual bonuses as determined by the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table provides certain information regarding the beneficial ownership, as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), of MSXI’s common stock as of March 18, 2003 by (i) each stockholder known to us to be the beneficial owner of 5% or more of any class of MSXI’s voting securities, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. So far as is known to us, the persons named in the table below as beneficially owning the shares set forth therein have sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

	Number of Shares
	Beneficially Owned		Percent of Class

	Class	Series A	Class	Series A
	A	Preferred	A	Preferred
Name of Beneficial Owner	Common	Stock	Common	Stock

Citicorp and affiliates 399 Park Avenue, 14th Floor New York, New York 10043	15,260,306*	301,890	76.1%	84.0%

CCT Partners IV, L.P. 399 Park Avenue, 14th Floor New York, New York 10043	1,093,534	22,495	5.5%	6.3%

Erwin H. Billig (1) 275 Rex Blvd. Auburn Hills, MI 48326	633,500	690	3.2%	0.2%

Thomas T. Stallkamp 275 Rex Blvd. Auburn Hills, MI 48326	650,250	1,035	3.2%	0.3%

Frederick K. Minturn 275 Rex Blvd. Auburn Hills, MI 48326	303,350	69	1.5%	—

Michael A. Delaney 399 Park Avenue, 14th Floor New York, New York 10043	66,400	1,367	0.3%	0.4%

All directors and executive officers as a group (4 persons)	1,653,500*	3,161	8.2%	0.9%

*	Consists of an equal number of shares of each of Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock and Series A-4 Common Stock (collectively, the “Class A Common Stock”)

(1)	In name of Billig Family Limited Partnership.

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

     Second Secured Term Note

     In conjunction with the second amendment to our credit facility on July 10, 2002 we entered into a second secured term note with an affiliate of Citicorp, our majority owners. Terms of the note are described more fully in Note 9 of our consolidated financial statements included under Item 8 of this report.

Item 14. Controls and Procedures.

     Within the 90-day period prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of MSX International, Inc.’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that no significant deficiencies in the design or operation of internal controls existed which could significantly affect our ability to record, process, summarize and report financial data. Subsequent to the date of evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Listing of Documents.

	(1)	Financial Statements. MSXI’s Consolidated Financial Statements included under Item 8 hereof, as required for the three fiscal years ended December 29, 2002, consist of the following:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Deficit
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

(i) The Financial Statement Schedule appended hereto, as required for the three fiscal years ended December 29, 2002 consists of the following:

II. Valuation and Qualifying Accounts

(3)	Exhibits.

	3.1	Amended and Restated Certificate of Incorporation of MSXI. (8)

	3.2	Amended and Restated By-laws of MSXI, incorporated by reference to Exhibit 3.2 to MSX International’s Annual Report on Form 10-K filed March 8, 2002.

	4.1	Indenture dated as of January 15, 1998 by and between MSXI, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11-3/8% Senior Subordinated Notes due 2008.(1)

	4.2	Form of Exchange Notes. (1)

	4.3	Registration Agreement dated as of January 16, 1998 by and among MSXI, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc. (1)

	10.1	Amended and Restated Stockholders’ Agreement. (8)

	10.2	Amended and Restated Registration Rights Agreement. (8)

	10.3	Master Vendor Agreement dated as of August 31, 1997 between MSXI and Ford Motor Company (“Ford”). (1)

	10.4	Master Supply Agreement dated as of August 31, 1997 between MSXI and Ford. (1)

	10.5	CVC Subscription Agreement dated as of January 3, 1997 between MSXI and CVC. (1)

	10.6	Management Subscription Agreement dated as of January 3, 1997 between MSXI and certain executive officers of MSXI. (1)

	10.7	Deferred Compensation Plan. (1)

	10.8	MSX International, Inc. 2000 Stock Option Plan. (8)

	10.9	Employment Agreement dated as of January 3, 1997 between MSXI and Frederick K. Minturn. (1)

	10.10	Stock Purchase Agreement dated as of July 25, 1997 between MSX International (Holdings), Inc. and Ford. (1)

	10.11	Acquisition Agreement dated as of November 12, 1996 among MSXI, MascoTech and ASG Holdings Inc. (1)

	10.12	Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and Lexstra International, Inc. and Lexus Temporaries, Inc. (2)

	10.13	Stock Purchase Agreement dated as of December 22, 1998 between MSX Engineering Services, Inc. and MegaTech Engineering, Inc. (3)

	10.14	Stock Purchase Agreement dated as of September 17, 1999 between MSX Engineering Services, Inc. and Chelsea Computer Consultants, Inc. (4)

	10.15	Amended and Restated Credit Agreement dated as of November 30, 1999 between MSX International, Inc., the Borrowing Subsidiaries, and Bank One NA. (5)

10.16	Stock Purchase Agreement dated as of August 6, 1999 between MSX International Holding Ltd. and Satiz S.p.A. (6)

10.17	First Amendment to Amended and Restated Credit Agreement (7)

10.18	Second Amendment to Amended and Restated Credit Agreement (9)

10.19	Second Secured Term Loan Agreement (9)

10.20	Third Amendment to Amended and Restated Credit Agreement, incorporated by reference to Exhibit 99.2 to MSX International’s Current Report on Form 8-K Filed on February 25, 2003.

10.21	First Amendment to Second Secured Term Loan Agreement.

10.22	Exchange Agreement by and between MSX International, Inc. and Thomas T. Stallkamp.

10.23	Amended and Restated Promissory Note by and between MSX International, Inc. and Thomas T. Stallkamp.

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of MSXI.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Press release issued March 18, 2003.

(1)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 filed July 21, 1998 (Amendment No. 3).

(2)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed November 11, 1998.

(3)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed June 30, 1999.

(4)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed October 26, 1999.

(5)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 24, 2000.

(6)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 14, 2000.

(7)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed November 14, 2001.

(8)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 9, 2001.

(9)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed August 14, 2002.

(b)	Reports on Form 8-K.

During the last quarter of the period covered by this report, a Form 8-K was filed on December 23, 2002, reporting under “Item 5. Other Events” the filing of a waiver issued by bank lenders.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSX INTERNATIONAL, INC.

By: /s/ Frederick K. Minturn Frederick K. Minturn Executive Vice President and Chief Financial Officer

March 18, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Vice Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Frederick K. Minturn Frederick K. Minturn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Erwin H. Billig Erwin H. Billig	Chairman of the Board of Directors

/s/ David E. Cole David E. Cole	Director	March 18, 2003

/s/ Charles E. Corpening Charles E. Corpening	Director

/s/ Michael A. Delaney Michael A. Delaney	Director

/s/ Richard A. Manoogian Richard A. Manoogian	Director

CERTIFICATION

I, Frederick K. Minturn, certify that:

1.	I have reviewed this annual report on Form 10-K of MSX International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Frederick K. Minturn
Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

CERTIFICATION

I, Thomas T. Stallkamp, certify that:

1.	I have reviewed this annual report on Form 10-K of MSX International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Thomas T. Stallkamp
Thomas T. Stallkamp
Vice Chairman and Chief
Executive Officer

FINANCIAL STATEMENT SCHEDULES
PURSUANT TO ITEM 14(a)(2) of Form 10-K
ANNUAL REPORT to the SECURITIES AND EXCHANGE COMMISSION
For the fiscal year ended December 29, 2002

Schedule, as required for the three fiscal years ended December 29, 2002:

Page

II. Valuation and Qualifying Accounts	F-2

F-1

MSX INTERNATIONAL, INC.
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Three Fiscal Years Ended December 29, 2002

Column A	Column B	Column C		Column D	Column E

		Additions

		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning of	to costs	to Other		End of
Description	Period	and Expenses	Accounts	Deductions	Period

			(A)	(B)
Allowance for doubtful accounts deducted from accounts receivable in the balance:
2002	$2,660,318	$2,671,195	$—	$970,052	$4,361,461

2001	$2,032,420	$2,267,224	$—	$1,639,326	$2,660,318

2000	$2,031,157	$1,005,876	$80,000	$1,084,613	$2,032,420

(A)	Allowances of companies acquired in fiscal 2000.

(B)	Doubtful accounts charged off, net of recoveries.

F-2

Exhibit	Description

10.21	First Amendment to Second Secured Term Loan Agreement

10.22	Exchange Agreement by and between MSX International, Inc. and Thomas T. Stallkamp

10.23	Amended and Restated Promissory Note by and between MSX International, Inc. and Thomas T. Stallkamp

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of MSXI.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Press Release issued March 18, 2003.