Form 10-Q
period 2003-03-30
MSX INTERNATIONAL INC
filed 2003-05-14
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-49821

MSX International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3323099 (I.R.S. Employer Identification No.)

22355 W. Eleven Mile, Southfield, Michigan (Address of principal executive offices)	48034 (Zip Code)

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

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of March 30, 2003 and December 29, 2002

	March 30,
	2003	December 29,
	(Unaudited)	2002

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,886	$10,935
Accounts receivable, net (Note 5)	219,587	211,957
Inventory	4,188	4,824
Prepaid expenses and other assets	9,233	7,277
Deferred income taxes, net	3,871	6,557

Total current assets	240,765	241,550

Property and equipment, net	36,784	39,186
Goodwill, net (Note 3)	128,544	127,254
Other assets	12,275	11,732
Deferred income taxes, net	16,161	12,820

Total assets	$434,529	$432,542

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 6)	$14,979	$14,671
Accounts payable and drafts	128,769	132,358
Accrued payroll and benefits	30,722	28,252
Other accrued liabilities	51,096	61,786

Total current liabilities	225,566	237,067

Long-term debt (Note 6)	237,029	220,003
Long-term deferred compensation and other liabilities	10,170	11,494

Total liabilities	472,765	468,564

Minority interests	114	166
Mandatorily Redeemable Series A Preferred Stock (Note 7)	74,823	72,629
Shareholders’ deficit:
Common Stock, $.01 par value, 200,000,000 aggregate shares of Class A and Class B Common Stock authorized; 20,054,000 shares of Class A Common Stock issued and outstanding	201	201
Additional paid-in-capital	(21,879)	(21,879)
Note receivable from officer	(3,198)	(3,198)
Accumulated other comprehensive loss	(7,905)	(9,303)
Retained deficit	(80,392)	(74,638)

Total shareholders’ deficit	(113,173)	(108,817)

Total liabilities and shareholders’ deficit	$434,529	$432,542

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters ended March 30, 2003 and March 31, 2002

	Fiscal Quarter Ended

	March 30,	March 31,
	2003	2002

	(in thousands)
Net sales	$183,351	$205,473
Cost of sales	163,174	178,820

Gross profit	20,177	26,653

Selling, general and administrative expenses	15,704	19,865
Restructuring and severance costs (Note 4)	1,431	278

Operating income	3,042	6,510

Interest expense, net	6,675	6,261

Income (loss) before income taxes, minority interests and equity in affiliates	(3,633)	249

Income tax provision	101	101
Less minority interests and equity in affiliates, net of taxes	(174)	238

Loss before cumulative effect of accounting change for goodwill impairment	(3,560)	(90)

Cumulative effect of accounting change for goodwill impairment, net of taxes of $9,745 (Note 3)	—	(38,102)

Net loss	(3,560)	(38,192)

Preferred stock dividends (Note 7)	(2,194)	(1,905)

Net loss available to common shareholders	$(5,754)	$(40,097)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal quarters ended March 30, 2003 and March 31, 2002

	Fiscal Quarter Ended

	March 30,	March 31,
	2003	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(3,560)	$(38,192)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	—	38,102
Minority interests and equity in affiliates	(174)	238
Depreciation	4,759	4,517
Amortization of debt issuance costs	513	382
Deferred taxes	(665)	(790)
Loss on sale/disposal of property and equipment	361	148
(Increase) decrease in receivables, net	(7,630)	5,351
(Increase) decrease in inventory	637	(2,089)
(Increase) decrease in prepaid expenses and other assets	(2,008)	(2,421)
Increase (decrease) in current liabilities	2,058	(3,354)
Other, net	(1,181)	(1,016)

Net cash provided by (used for) operating activities	(6,890)	876

Cash flows from investing activities:
Capital expenditures	(2,246)	(2,030)
Acquisition of businesses, net of cash acquired	—	(2,714)
Proceeds from sale/disposal of equipment	236	61
Other, net	(299)	1,925

Net cash used for investing activities	(2,309)	(2,758)

Cash flows from financing activities:
Repayment of debt	(1,394)	(3,003)
Debt issuance costs	(975)	(11)
Changes in revolving debt, net	18,719	14,108
Changes in book overdrafts, net	(13,846)	(8,152)
Repurchase of common and preferred stock	—	(209)

Net cash provided by financing activities	2,504	2,733

Effect of foreign exchange rate changes on cash and cash equivalents	(354)	(1,273)

Cash and cash equivalents:
Decrease for the period	(7,049)	(422)
Balance, beginning of period	10,935	4,924

Balance, end of period	$3,886	$4,502

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

     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters ended March 30, 2003 and March 31, 2002 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

2.	Acquisitions of Businesses:

     The terms of certain of our prior acquisition agreements provided for additional contingent consideration to be paid over a period of up to two years if the acquired entity’s future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity’s financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded, when earned. No such consideration was recorded or paid during the periods presented.

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

     Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. Under the new standard, goodwill is no longer amortized but is tested periodically for impairment. Additionally, SFAS No. 142 changes the methodology of assessing goodwill impairment. Under the new standard, goodwill is considered impaired if the book value of an operating unit exceeds its estimated fair value. Upon adoption of SFAS No. 142 we recorded a one-time, non-cash charge of about $47.8 million ($38.1 million net of taxes), to reduce the carrying value of goodwill. The charge is reflected as a cumulative effect of an accounting change in our consolidated results of operations, net of taxes. In calculating the impairment charge, the fair value of the operating units underlying our business was estimated using a discounted cash flow methodology.

     The following summarizes the changes in our goodwill balances during the three months ended March 30, 2003:

		Human
	Collaborative	Capital	Other
	Engineering	Management	Collaborative
	Management	Services	Services	Total

Balance at December 29, 2002	$—	$97,603	$29,651	$127,254
Translation changes and other	—	55	1,235	1,290

Balance at March 30, 2003	$—	$97,658	$30,886	$128,544

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

4.	Restructuring and Severance:

     As of December 29, 2002, accrued restructuring and severance costs totaled $4.5 million. Approximately $2.9 million was charged to the restructuring and severance accrual during the first quarter of 2003, comprised of severance and termination benefits associated with headcount reductions approved by management during the fourth quarter of 2002. Additional charges of $1.4 million were recorded during the first quarter of 2003 primarily for additional severance and termination benefits approved and communicated by management prior to March 30, 2003. Remaining accrued severance costs totaled $3.0 million as of March 30, 2003 and are expected to be paid during 2003.

5.	Accounts Receivable:

     Accounts receivable include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $44.8 million as of March 30, 2003 and $37.1 million as of December 29, 2002. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

6.	Debt:

Debt is comprised of the following:

	Interest Rates at		Outstanding at

	March 30,	December 29,	March 30,	December 29,
	2003	2002	2003	2002

Senior subordinated notes	11.375%	11.375%	$130,000	$130,000
Second secured term loan	10.00%	10.00%	16,516	16,109
Credit facility, as amended and restated:
Revolving line of credit notes	4.77-6.38%	4.42%	28,800	4,000
Swingline notes	6.90-8.05%	4.46-11.15%	607	8,559
Term notes	5.65-6.76%	5.64-6.26%	65,798	65,798

Satiz facility	5.14%	4.12%	5,574	4,954
Other	7.00-9.00%	7.00-9.00%	4,713	5,254

			252,008	234,674
Less current portion			14,979	14,671

Total long-term debt			$237,029	$220,003

     As of March 30, 2003, $29.4 million was outstanding under the revolving credit portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility.

7.	Mandatorily Redeemable Series A Preferred Stock:

     As of December 29, 2002 and March 30, 2003 there are 359,448 shares of 12% Series A Cumulative Mandatorily Redeemable Preferred Stock (the “Preferred Stock”) outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of March 30, 2003, we have not declared or paid any dividends. However, due to the mandatory redemption features of the preferred stock, dividends accrued totaled $38.9 million as of March 30, 2003. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in our credit agreements.

     Prior results of operation reflect a change in the treatment of accumulated dividends on the Preferred Stock. Accumulated dividends on Preferred Stock, which had been disclosed in previous filings, have been deducted from shareholders’ deficit and included with the related Preferred Stock on the consolidated balance sheets. The change in treatment has no impact cash flows for any of the periods presented.

8.	Comprehensive Loss:

Our comprehensive loss was:

	Fiscal Quarter Ended

	March 30,	March 31,
	2003	2002

Net loss	(3,560)	$(38,192)
Other comprehensive income (loss) -
Foreign currency translation adjustments	1,398	(1,726)

Comprehensive loss	$(2,162)	$(39,918)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9.	Segment Information:

     MSXI is a global provider of technical business services to the automotive and other industries. Our business includes: collaborative engineering services, human capital management services, and other collaborative services. Collaborative engineering offers a full range of total product, custom, or single point engineering solutions. Human capital management services include a full range of staffing solutions, including direct support of our engineering and other collaborative services. Our other collaborative services include solutions to quality, supply chain, and communication related customer needs. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131 due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

     The accounting policies of our segments are the same as those for MSXI except that the financial results for each segment are presented using a management approach. We evaluate performance based on earnings before interest, taxes and amortization (EBITA), including the Michigan Single Business Tax and other similar taxes. The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs and termination and restructuring costs, included in other below, are not allocated to the segments.

     The following is a summary of selected data for each of our service lines:

		Human
	Collaborative	Capital	Other
	Engineering	Management	Collaborative
	Management	Services	Services	Other	Total

Quarter Ended March 30, 2003
Net sales — external	$50,768	$65,087	$67,496	$—	$183,351
Net intercompany sales	139	292	1,528	(1,959)	—
EBITA	(1,243)	3,801	4,032	(2,673)	3,917

Quarter Ended March 31, 2002
Net sales — external	$57,139	$84,858	$63,476	$—	$205,473
Net intercompany sales	968	380	1,815	(3,163)	—
EBITA	(42)	4,071	5,823	(2,451)	7,401

     A reconciliation of consolidated EBITA to consolidated income (loss) before income taxes, minority interests and equity in affiliates is as follows:

	Fiscal Quarter Ended

	March 30,	March 31,
	2003	2002

Total EBITA before minority interests and equity in net losses of affiliates	$3,917	$7,401
Interest expense	(6,675)	(6,261)
Michigan single business tax and other similar taxes	(875)	(891)

Consolidated income (loss) before taxes, minority interests and equity in affiliates	$(3,633)	$249

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

10.	Guarantor and Non-Guarantor Subsidiaries:

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

10.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of March 30, 2003

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$131	$3,755	$—	$3,886
Accounts receivable, net	187	114,670	104,730	—	219,587
Inventory	—	3,165	1,023	—	4,188
Prepaid expenses and other assets	(2)	5,089	4,146	—	9,233
Deferred income taxes, net	—	2,152	1,719	—	3,871

Total current assets	185	125,207	115,373	—	240,765

Property and equipment, net	—	19,851	16,933	—	36,784
Goodwill, net	—	99,473	29,071	—	128,544
Investment in subsidiaries	108,394	58,753	1,933	(166,883)	2,197
Debt issuance costs, net	6,359	—	—	—	6,359
Other assets	75	3,461	183	—	3,719
Deferred income taxes, net	4,661	6,001	5,499	—	16,161

Total assets	$119,674	$312,746	$168,992	$(166,883)	$434,529

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$6,769	$—	$8,210	$—	$14,979
Accounts payable and drafts	—	76,671	52,098	—	128,769
Accrued liabilities	(993)	47,120	35,691	—	81,818

Total current liabilities	5,776	123,791	95,999	—	225,566

Long-term debt	234,345	—	2,684	—	237,029
Intercompany accounts	(82,097)	76,582	5,515	—	—
Long-term deferred compensation and other liabilities	—	2,818	7,352	—	10,170

Total liabilities	158,024	203,191	111,550	—	472,765

Minority interests			114		114
Mandatorily Redeemable Series A Preferred Stock	74,823	—	—	—	74,823
Shareholders’ equity (deficit)	(113,173)	109,555	57,328	(166,883)	(113,173)

Total liabilities and shareholders’ equity (deficit)	$119,674	$312,746	$168,992	$(166,883)	$434,529

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

10.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 29, 2002

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$154	$10,781	$—	$10,935
Accounts receivable, net	181	108,616	103,160	—	211,957
Inventory	—	3,405	1,419	—	4,824
Prepaid expenses and other assets	7	3,469	3,801	—	7,277
Deferred income taxes, net	—	2,152	4,405	—	6,557

Total current assets	188	117,796	123,566	—	241,550

Property and equipment, net	—	21,097	18,089	—	39,186
Goodwill, net	—	99,473	27,781	—	127,254
Investment in subsidiaries	108,502	57,167	2,222	(165,519)	2,372
Other assets	5,972	3,159	229	—	9,360
Deferred income taxes, net	4,661	6,001	2,158	—	12,820

Total assets	$119,323	$304,693	$174,045	$(165,519)	$432,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$6,461	$—	$8,210	$—	$14,671
Accounts payable and drafts	—	78,965	53,393	—	132,358
Accrued liabilities	3,287	51,074	35,677	—	90,038

Total current liabilities	9,748	130,039	97,280	—	237,067

Long-term debt	217,445	—	2,558	—	220,003
Intercompany accounts	(71,682)	61,729	9,953	—	—
Long-term deferred compensation and other liabilities	—	3,266	8,228	—	11,494

Total liabilities	155,511	195,034	118,019	—	468,564

Minority interests	—	—	166	—	166
Redeemable Series A Preferred Stock	72,629	—	—	—	72,629
Shareholders’ equity (deficit)	(108,817)	109,659	55,860	(165,519)	(108,817)

Total liabilities and shareholders’ equity (deficit)	$119,323	$304,693	$174,045	$(165,519)	$432,542

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

10.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended March 30, 2003 and March 31, 2002

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended March 30, 2003:
Net sales	$—	$103,039	$82,271	$(1,959)	$183,351
Cost of sales	—	91,241	73,892	(1,959)	163,174

Gross profit	—	11,798	8,379	—	20,177
Selling, general and administrative expenses	—	9,454	6,250	—	15,704
Restructuring and severance costs	—	1,012	419	—	1,431

Operating income	—	1,332	1,710	—	3,042
Interest income (expense), net	(3,349)	(3,018)	(308)	—	(6,675)

Income (loss) before income taxes, minority interests and equity in affiliates	(3,349)	(1,686)	1,402	—	(3,633)
Income tax provision (benefit)	(1,295)	399	997	—	101
Minority interests and equity in affiliates	(1,506)	184	59	1,437	174

Income (loss) before cumulative effect of accounting change for goodwill impairment	(3,560)	(1,901)	464	1,437	(3,560)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net loss	$(3,560)	$(1,901)	$464	$1,437	$(3,560)

Fiscal Quarter Ended March 31, 2002:
Net sales	$—	$114,481	$94,155	$(3,163)	$205,473
Cost of sales	—	100,021	81,962	(3,163)	178,820

Gross profit	—	14,460	12,193	—	26,653
Selling, general and administrative expenses	—	11,461	8,404	—	19,865
Restructuring and severance costs	—	235	43	—	278

Operating income	—	2,764	3,746	—	6,510
Interest income (expense), net	(3,120)	(2,662)	(479)	—	(6,261)

Income (loss) before income taxes, minority interests and equity in affiliates	(3,120)	102	3,267	—	249
Income tax provision (benefit)	(1,279)	42	1,338	—	101
Minority interests and equity in affiliates	(36,351)	(18,313)	(100)	54,526	(238)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(38,192)	(18,253)	1,829	54,526	(90)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	(18,098)	(20,004)	—	(38,102)

Net loss	$(38,192)	$(36,351)	$(18,175)	$54,526	$(38,192)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

10.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended March 30, 2003

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,560)	$(1,506)	$69	$1,437	$(3,560)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	1,506	(184)	(59)	(1,437)	(174)
Depreciation	—	2,375	2,384	—	4,759
Amortization of debt issuance costs	513	—	—	—	513
Deferred taxes	—	—	(665)	—	(665)
Loss on sale/disposal of property and equipment	—	60	301	—	361
(Increase) decrease in receivables, net	(6)	(6,054)	(1,570)	—	(7,630)
(Increase) decrease in inventory	—	240	397	—	637
(Increase) decrease in prepaid expenses and other assets	10	(1,621)	(397)	—	(2,008)
Increase (decrease) in current liabilities	(4,279)	9,222	(2,885)	—	2,058
Other, net	—	(677)	(504)	—	(1,181)

Net cash provided by (used for) operating activities	(5,816)	1,855	(2,929)	—	(6,890)

Cash flows from investing activities:
Capital expenditures	—	(1,189)	(1,057)	—	(2,246)
Proceeds from sale/disposal of equipment	—	236	—	—	236
Other, net	—	(299)	—	—	(299)

Net cash provided by (used for) investing activities	—	(1,252)	(1,057)	—	(2,309)

Cash flows from financing activities:
Intercompany	(7,390)	11,827	(4,437)	—	—
Transactions with subsidiaries	(4,429)	1,624	—	2,805	—
Repayment of debt	(1,385)	(9)	—	—	(1,394)
Debt issuance costs	(975)	—	—	—	(975)
Changes in revolving debt, net	18,592	—	127	—	18,719
Changes in book overdrafts, net	—	(15,470)	1,624	—	(13,846)

Net cash provided by (used for) financing activities	4,413	(2,028)	(2,686)	2,805	2,504

Effect of foreign exchange rate changes on cash and Cash equivalents	1,403	1,402	(354)	(2,805)	(354)

Cash and cash equivalents:
Increase (decrease) for the period	—	(23)	(7,026)	—	(7,049)
Balance, beginning of period	—	154	10,781	—	10,935

Balance, end of period	$—	$131	$3,755	$—	$3,886

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

10.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended March 31, 2002

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(38,192)	$(36,351)	$(18,175)	$54,526	$(38,192)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	—	18,098	20,004	—	38,102
Equity in affiliates	36,351	18,313	100	(54,526)	238
Depreciation	—	2,144	2,373	—	4,517
Amortization, including goodwill	382	—	—	—	382
Deferred taxes	—	—	(790)	—	(790)
Loss on sale/disposal of property and equipment	—	8	140	—	148
(Increase) decrease in receivables, net	(51)	877	4,525	—	5,351
(Increase) decrease in inventory	—	(310)	(1,779)	—	(2,089)
(Increase) decrease in prepaid expenses and other assets	32	841	(3,294)	—	(2,421)
Increase (decrease) in current liabilities	(5,590)	(5,089)	7,325	—	(3,354)
Other, net	—	(784)	(232)	—	(1,016)

Net cash provided by (used for) operating activities	(7,068)	(2,253)	10,197	—	876

Cash flows from investing activities:
Capital expenditures	—	(1,539)	(491)	—	(2,030)
Acquisition of businesses, net of cash acquired	—	(23)	(2,691)	—	(2,714)
Proceeds from sale/disposal of equipment	—	29	32	—	61
Other, net	—	1,925	—	—	1,925

Net cash used for investing activities	—	392	(3,150)	—	(2,758)

Cash flows from financing activities:
Intercompany	(5,962)	9,943	(3,981)	—	—
Transactions with subsidiaries	1,726	1,418	291	(3,435)	—
Repayment of debt	(3,000)	(3)	—	—	(3,003)
Debt issuance costs	(11)	—	—	—	(11)
Changes in revolving debt, net	16,250	—	(2,142)	—	14,108
Changes in book overdrafts, net	—	(8,136)	(16)	—	(8,152)
Repurchase of common and preferred stock	(209)	—	—	—	(209)

Net cash provided by (used for) financing activities	8,794	3,222	(5,848)	(3,435)	2,733

Effect of foreign exchange rate changes on cash and cash equivalents	(1,726)	(1,726)	(1,256)	3,435	(1,273)

Cash and cash equivalents:
Decrease for the period	—	(365)	(57)	—	(422)
Balance, beginning of period	—	638	4,286	—	4,924

Balance, end of period	$—	$273	$4,229	$—	$4,502

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Outlook

     Our first quarter operating results compared to the first quarter of 2002 reflect the challenges we have faced as a result of reduced demand for IT staffing solutions, cost containment actions at our major customers, and reduced product development initiatives in the automotive industry resulting from economic uncertainties. While our results are unfavorable compared to the first quarter of 2002, we achieved significant improvements in operating profit versus the fourth quarter of 2002 despite flat demand. These results are consistent with our overall expectation for the balance of 2003. The operating improvements are a result of restructuring and cost reduction actions implemented throughout the company, which are continuing on a targeted basis, in response to the changes affecting our business. These actions included the divestiture of non-strategic businesses, closure of certain unprofitable operations, and work force reductions in targeted areas.

     At the same time, we remain focused on bundling our customized services into standardized and scalable product offerings. We believe that this positioning of our services as integrated solutions will improve our value proposition to existing and prospective customers. Our strategy is to sell high value solutions by leveraging our global organization and existing customer base. Although we cannot provide assurance about the future, our actions are expected to improve profitability, increase operating efficiencies, and expand our customer base, including growth in non-automotive markets.

     Net Sales

     Our sales by service line, net of intercompany sales, were as follows:

	Fiscal Quarter Ended
			Change
	March 30,	March 31,
	2003	2002	$	%

		(dollars in thousands)
Collaborative Engineering Management	$50,768	$57,139	$(6,371)	(11.2%)
Human Capital Management Services	65,087	84,858	(19,771)	(23.3%)
Other Collaborative Services	67,496	63,476	4,020	6.3%

Total net sales	$183,351	$205,473	$(22,122)	(10.8%)

     Overall, the decline in net sales versus the first quarter 2002 reflects lower demand for automotive engineering and human capital management services. Sales of collaborative engineering services reflect significant volume reductions in our European operations resulting in a decrease of over $9 million versus the first quarter of 2002. Declines in European volumes were partially offset by improved volumes in our North American operations and favorable exchange rates versus 2002. Our European operations have been challenged by cost reduction programs and delayed product development efforts at our key customers. The decline in human capital management services reflects reduced volumes in our engineering staffing in North America and Europe and reduced volumes of IT staffing services in our North American markets. The decrease in human capital management sales includes a $3.2 million reduction as a result of the closure/sale of certain unprofitable operations as part of our 2002 cost reduction plan. In addition, our master vendor programs were subject to price reductions negotiated with customers. Sales of other collaborative services improved versus 2002 as a result of improved exchange rates in our European operations. Excluding the impact of foreign exchange rate changes, sales of other collaborative services decreased about $5.8 million, or 9.1% versus 2002. The decrease reflects reduced demand for custom communication services in Italy due to program delays by our customers and lower volumes in North America.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Operating Profit

     Our consolidated gross profit and operating income for the periods presented were:

	Fiscal Quarter Ended
			Decrease
	March 30,	March 31,
	2003	2002	$	%

		(dollars in thousands)
Gross profit	$20,177	$26,653	$(6,476)	(24.3%)
% of net sales	11.0%	13.0%	n/a	n/a
Operating income	$3,042	$6,510	$(3,468)	(53.3%)
% of net sales	1.7%	3.2%	n/a	n/a

     Overall, gross profit declined year over year as a result of reduced volumes and pricing pressures, primarily in our collaborative engineering and human capital management services. Gross profit as a percentage of sales decreased two percentage points due to such pricing pressures and unfavorable absorption of fixed costs, including unutilized facilities. Our cost reduction programs resulted in overall first quarter operational savings in excess of $2 million. Operating savings were achieved in direct and indirect labor, related fringe and benefit costs, and other operating costs as well as from the elimination of certain unprofitable operations. Savings from cost reduction efforts were offset by the impact of declining volumes and price reductions from customers versus the first quarter of 2002.

     Selling, general and administrative expenses decreased $4.2 million compared to the first quarter of 2002. Selling, general and administrative expenses, as a percentage of net sales, were 8.6% during the first quarter of fiscal 2003 compared to 9.7% in the comparable period of fiscal 2002. The decrease resulted from cost reduction programs implemented across the company in late 2001 and throughout 2002. These reductions are expected to result in annualized savings of about $12 million during 2003. Cost savings achieved were partially offset by additional restructuring costs totaling $1.4 million during the first quarter of 2003. Restructuring costs include additional severance for targeted areas in Europe and North America, primarily in our engineering and supply chain management businesses.

     Interest expense

     Interest expense increased from $6.3 million during the first quarter 2002 to $6.7 million during the first quarter of 2003, a $0.4 million increase. The impact of reductions in average bank borrowings outstanding were more than offset by increased interest on our second secured term loan and additional amortization of debt issuance costs associate with amendments to our bank facility. Interest rates on bank debt were slightly higher than the first quarter of 2002 primarily as a result of amendments to our bank facility during the third quarter of 2002 and first quarter of 2003.

     Income taxes and minority interest/equity losses

     Income tax expense was $0.1 million during the first quarter of both 2002 and 2003. A tax provision was recorded on pre-tax losses during 2003 primarily as a result of valuation allowances established against losses from certain European and North American operations. The effect of valuation allowances, combined with taxable income in other tax jurisdictions, resulted in a net provision during 2003 despite an overall loss before taxes. Valuation allowances were required for selected operations where, based on current facts and circumstances, management determined that the likelihood of realizing deferred tax assets, including net operating loss carryforwards, was not sufficient to allow for recognition of the assets. Minority interests and equity losses improved from an expense of $0.2 million during 2002 to income of $0.2 million during 2003. Expense during 2002 included minority interest cost of $0.2 million related to a 25% minority stake in Satiz and $0.1 million of equity losses from our investment in MTE Groups LLC. We acquired the minority interest in Satiz and wrote off our remaining investment in MTE during the fourth quarter of 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Cumulative effect of accounting change for goodwill impairment

     During the first quarter of fiscal 2002 we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be evaluated for impairment charges based on a fair value approach instead of amortizing such intangibles over specified periods. Effective January 1, 2002, we evaluated the fair value of our operating units as of December 30, 2001 based on a discounted cash flow methodology as prescribed by the standard. The result of this analysis was a one-time, non-cash charge of $47.8 million ($38.1 million after taxes). The impairment charge relates to our collaborative engineering and human capital management service lines. Both of these areas experienced significant downturns during 2001 due to reduced demand for selected services and price reductions implemented by certain customers. The impact of the declines had a significant impact on current valuations when compared to prior performance levels and growth rates. While we believe these lower valuations are temporary in nature, adoption of SFAS No. 142 requires that we record this charge during the first quarter of 2002 as a cumulative adjustment from adoption of the new rules.

     Determining fair values based on discounted cash flows requires management to make significant estimates and assumptions including, but not limited to, long term projections of cash flows, market conditions, and appropriate discount rates. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a different outcome.

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

     Operating Activities. Net cash used by operating activities was $6.9 million for the first quarter of fiscal 2003 compared to net cash provided by operations of $0.9 million during fiscal 2002. Cash from operations during 2003 reflect a $3.3 million decrease in cash earnings as described in our operating results. The remaining decrease resulted from changes in our working capital due primarily to the timing of regularly scheduled customer payments relative to the close of the fiscal period on March 30, 2003.

     Investing Activities. Net cash used for investing activities decreased $0.5 million from $2.8 million for the first three months of 2002 to $2.3 million for the first three months of 2003. Capital expenditures during 2003 include $0.5 million for supply chain development costs committed to as part of our 2002 development plan. Excluding the supply chain development cost, capital expenditures decreased compared to 2003 consistent with the current lower volumes in business. Cash used to acquire businesses during 2002 includes funding of the Draupner and Cadform acquisition transactions, which were effective January 1, 2002. Other cash from investing activities during the first quarter of 2002 primarily represents a return of funds that had been escrowed to cover contingent purchase price for our investment in MTE Groups LLC had MTE achieved certain earnings targets.

     Financing Activities. Net cash provided by financing activities were $2.5 million for the first three months of 2003 compared to $2.7 million for the first three months of 2002. Financing requirements remained constant during 2003 despite lower cash from operations due to the use of excess cash balances established as of the end of fiscal 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Available Financing Sources

     Our total indebtedness consists of senior subordinated notes, our second secured term loan, borrowings under our credit facilities and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contingent commitments under letters of credit totaling about $4.7 million, without duplication, at March 30, 2003.

     Available borrowings under the credit facility are subject to adequate accounts receivable balance requirements. As of March 30, 2003 we have $55.6 million of unutilized capacity under the revolving credit portion of our credit facility of which $30.7 million was available for immediate borrowing based on eligible accounts receivable as determined in accordance with our credit agreement, as amended.

Forward — Looking Statements

     Certain of the statements made in this report on Form 10Q, including the success of restructuring activities and other operational improvements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by the use of forward looking terminology such as “believes,” “expects,” “estimates,” “will,” “should,” “plans,” “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are based on current management projections and expectations. They involve significant risks and uncertainties. As such, they are not guarantees of future performance. MSX International disclaims any intent or obligation to update such statements.

     Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These important factors include: our leverage and related exposure to changes in interest rates; our reliance on major customers in the automotive industry and the timing of their product development and other initiatives; the market demand for our technical business services in general; our ability to recruit and place qualified personnel; delays or unexpected costs associated with cost reduction efforts; risks associated with operating internationally, including economic, political and currency risks; and risks associated with our acquisition strategy. Additional information concerning these and other factors are discussed in MSX International’s Registration Statement on Form S-4 (dated July 20, 1999) and in other filings with the Securities and Exchange.

ITEM 4. CONTROLS AND PROCEDURES

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

During the period covered by this report, a Form 8-K was filed on February 24, 2003, reporting under “Item 5. Other Events” completion of the third amendment to our amended and restated credit agreement.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/S/ THOMAS T. STALLKAMP

Thomas T. Stallkamp
Vice Chairman and Chief
Executive Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002