Form 10-Q
period 2003-06-29
MSX INTERNATIONAL INC
filed 2003-08-08
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2003

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

MSX INTERNATIONAL, INC.
INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of June 29, 2003 and December 29, 2002

	June 29,
	2003	December 29,
	(Unaudited)	2002

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,434	$10,935
Accounts receivable, net (Note 5)	215,151	211,957
Inventory	5,743	4,824
Prepaid expenses and other assets	8,308	7,277
Deferred income taxes, net	6,737	6,557

Total current assets	240,373	241,550

Property and equipment, net	33,679	39,186
Goodwill, net (Note 3)	130,370	127,254
Other assets	12,030	11,732
Deferred income taxes, net	14,064	12,820

Total assets	$430,516	$432,542

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 6)	$8,361	$14,671
Accounts payable and drafts	134,528	132,358
Accrued payroll and benefits	29,156	28,252
Other accrued liabilities	56,753	61,786

Total current liabilities	228,798	237,067

Long-term debt (Note 6)	225,519	220,003
Long-term deferred compensation and other liabilities	10,578	11,494

Total liabilities	464,895	468,564

Minority interests	60	166
Mandatorily Redeemable Series A Preferred Stock (Note 7)	77,084	72,629
Shareholders’ deficit:
Common Stock, $.01 par value, 200,000,000 aggregate shares of Class A and Class B Common Stock authorized; 20,054,000 shares of Class A Common Stock issued and outstanding	201	201
Additional paid-in-capital	(21,879)	(21,879)
Note receivable from officer	(3,198)	(3,198)
Accumulated other comprehensive loss	(4,104)	(9,303)
Retained deficit	(82,543)	(74,638)

Total shareholders’ deficit	(111,523)	(108,817)

Total liabilities and shareholders’ deficit	$430,516	$432,542

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal six months ended June 29, 2003 and June 30, 2002

	Fiscal Quarter Ended		Fiscal Six Months Ended

		June 30,		June 30,
	June 29,	2002	June 29,	2002
	2003	(as restated)	2003	(as restated)

	(in thousands)
Net sales	$185,735	$212,141	$369,086	$417,614
Cost of sales	162,634	185,540	325,808	364,360

Gross profit	23,101	26,601	43,278	53,254
Selling, general and administrative expenses	15,722	20,684	31,426	40,549
Restructuring and severance costs (Note 4)	565	147	1,996	425

Operating income	6,814	5,770	9,856	12,280
Interest expense, net	6,633	6,306	13,308	12,567

Income (loss) before income taxes, minority interests, and equity in affiliates	181	(536)	(3,452)	(287)
Income tax provision	132	1,566	233	1,667
Less minority interests and equity in affiliates, net of taxes	(61)	378	(235)	616

Income (loss) before cumulative effect of accounting change for goodwill impairment	110	(2,480)	(3,450)	(2,570)
Cumulative effect of accounting change for goodwill impairment, net of taxes of $9,745 (Note 3)	—	—	—	(38,102)

Net income (loss)	110	(2,480)	(3,450)	(40,672)
Preferred stock dividends (Note 7)	(2,261)	(2,007)	(4,455)	(3,956)

Net loss available to common shareholders	$(2,151)	$(4,487)	$(7,905)	$(44,628)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal six months ended June 29, 2003 and June 30, 2002

	Fiscal Six Months Ended

	June 29,	June 30,
	2003	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(3,450)	$(40,672)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	—	38,102
Minority interests and equity in affiliates	(235)	616
Depreciation	9,445	9,123
Amortization of debt issuance costs	1,072	766
Deferred taxes	(1,435)	(1,811)
Loss on sale/disposal of property and equipment	332	225
(Increase) decrease in receivables, net	(3,194)	2,036
(Increase) decrease in inventory	(919)	(2,265)
(Increase) decrease in prepaid expenses and other assets	(1,083)	(280)
Increase (decrease) in current liabilities	(1,097)	(15,599)
Other, net	(883)	(46)

Net cash used for operating activities	(1,447)	(9,805)

Cash flows from investing activities:
Capital expenditures	(3,754)	(6,723)
Acquisition of businesses, net of cash acquired	—	(3,014)
Proceeds from sale/disposal of equipment	1,291	144
Other, net	(399)	1,891

Net cash used for investing activities	(2,862)	(7,702)

Cash flows from financing activities:
Repayment of debt	(6,343)	(13,745)
Debt issuance costs	(1,008)	(25)
Changes in revolving debt, net	5,540	26,490
Changes in book overdrafts, net	(850)	4,428
Repurchase of common and preferred stock	—	(209)

Net cash (used for) provided by financing activities	(2,661)	16,939

Effect of foreign exchange rate changes on cash and cash equivalents	469	1,439

Cash and cash equivalents:
(Decrease) increase for the period	(6,501)	871
Balance, beginning of period	10,935	4,924

Balance, end of period	$4,434	$5,795

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

     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal six months ended June 29, 2003 and June 30, 2002 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

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

     The following summarizes the changes in our goodwill balances during the six months ended June 29, 2003:

	Collaborative
	Engineering	Human Capital	Technical and
	Management	Management Services	Marketing Services	Total

Balance at December 29, 2002	$—	$97,603	$29,651	$127,254
Translation changes and other	—	134	2,982	3,116

Balance at June 29, 2003	$—	$97,737	$32,633	$130,370

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

4.	Restructuring and Severance:

     As of December 29, 2002, accrued restructuring and severance costs totaled $4.5 million. Approximately $2.0 million and $4.9 million were charged to the restructuring and severance accrual during the second quarter and the first six months of 2003, respectively. These charges are comprised of severance and termination benefits associated with headcount reductions approved by management during the fourth quarter of 2002. Additional charges of $2.0 million were recorded during the first six months of 2003 primarily for additional severance and termination benefits approved and communicated by management prior to June 29, 2003. Remaining accrued severance costs totaled $1.6 million as of June 29, 2003 and are expected to be paid during 2003.

5.	Accounts Receivable:

     Accounts receivable includes both billed and unbilled receivables. Unbilled receivables amounted to $82.8 million and $66.8 million at June 29, 2003 and December 29, 2002, respectively. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $41.9 million as of June 29, 2003 and $37.1 million as of December 29, 2002. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

6.	Debt:

     Debt is comprised of the following:

	Interest Rates at		Outstanding at

	June 29,	December 29,	June 29,	December 29,
	2003	2002	2003	2002

Senior subordinated notes	11.375%	11.375%	$130,000	$130,000
Second secured term loan	10.00%	10.00%	16,934	16,109
Credit facility, as amended and restated:
Revolving line of credit notes	4.68-6.13%	4.42%	19,034	4,000
Swingline notes	7.25-8.50%	4.46-11.15%	325	8,559
Term notes	5.54-6.29%	5.64-6.26%	64,105	65,798
Satiz facility	4.73%	4.12%	1,284	4,954
Other	7.00%	7.00-9.00%	2,198	5,254

			233,880	234,674
Less current portion			8,361	14,671

Total long-term debt			$225,519	$220,003

     As of June 29, 2003, $19.4 million was outstanding under the revolving credit portions of our credit facility and has been classified as long-term debt as we have both the ability and intent to refinance such amounts under the credit facility. Recent developments related to our debt arrangements are discussed in Note 10.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

7.	Mandatorily Redeemable Series A Preferred Stock:

     As of June 29, 2003 and December 29, 2002 there are 359,448 shares of 12% Series A Cumulative Mandatorily Redeemable Preferred Stock (the “Preferred Stock”) outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of June 29, 2003, we have not declared or paid any dividends. However, due to the mandatory redemption features of the preferred stock, dividends accrued totaled $41.1 million as of June 29, 2003. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in our debt agreements.

     Prior results of operations reflect a change in the treatment of accumulated dividends on the Preferred Stock. Accumulated dividends on Preferred Stock, which had been disclosed in previous filings, have been deducted from shareholders’ deficit and included with the related Preferred Stock on the consolidated balance sheets. The change in treatment was adopted during the fourth quarter of 2002 and had no impact on cash flows for any of the periods presented.

8.	Comprehensive Income (Loss):

     Our comprehensive income (loss) was:

	Fiscal Quarter Ended		Fiscal Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income (loss)	$110	$(2,480)	$(3,450)	$(40,672)
Other comprehensive income - foreign currency translation adjustments	3,801	4,561	5,199	2,835

Comprehensive income (loss)	$3,911	$2,081	$1,749	$(37,837)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9.	Segment Information:

     MSXI is a global provider of technical business services to the automotive and other industries. Our business includes: collaborative engineering services, human capital management services, and technical and marketing services. Collaborative engineering offers a full range of total product, custom, or single point engineering solutions. Human capital management services include a full range of staffing solutions, including direct support of our engineering and other collaborative services. Our technical and marketing services include solutions to quality, supply chain, and communication related customer needs. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131 due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

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

     The following is a summary of selected data for each of our service lines:

	Collaborative
	Engineering	Human Capital	Technical and
	Management	Management Services	Marketing Services	Other	Total

Quarter Ended June 29, 2003
Net sales — external	$50,556	$61,924	$73,255	$—	$185,735
Net intercompany sales	153	23	2,411	(2,587)	—
EBITA	(894)	4,349	5,709	(1,449)	7,715
Quarter Ended June 30, 2002
Net sales — external	60,113	85,268	66,760	—	212,141
Net intercompany sales	208	362	2,626	(3,196)	—
EBITA	584	3,753	4,503	(2,168)	6,672

	Collaborative
	Engineering	Human Capital	Technical and
	Management	Management Services	Marketing Services	Other	Total

Six Months Ended June 29, 2003
Net sales — external	$101,324	$127,011	$140,751	$—	$369,086
Net intercompany sales	292	315	3,939	(4,546)	—
EBITA	(2,138)	8,151	9,741	(4,122)	11,632
Six Months Ended June 30, 2002
Net sales — external	117,252	170,126	130,236	—	417,614
Net intercompany sales	1,176	742	4,441	(6,359)	—
EBITA	542	7,823	10,326	(4,618)	14,073

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9.	Segment Information: — continued

     A reconciliation of consolidated EBITA to consolidated income (loss) before income taxes, minority interests and equity in affiliates is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Total EBITA before minority interests and equity in affiliates	$7,715	$6,672	$11,632	$14,073
Interest expense, net	(6,633)	(6,306)	(13,308)	(12,567)
Michigan single business tax and other similar taxes	(901)	(902)	(1,776)	(1,793)

Consolidated income (loss) before taxes, minority interests and equity in affiliates	$181	$(536)	$(3,452)	$(287)

10.	Subsequent Event:

     On August 1, 2003 we completed a private offering of senior notes totaling $100.5 million that mature October 15, 2007. The transaction included the issuance of $75.5 million aggregate principal amount of 11% notes, priced to yield 11.25%, and $25.0 million aggregate principal amount of 11.5% notes. The notes were issued by both MSX International, Inc. and its wholly-owned subsidiary in the United Kingdom. The $25.0 million notes were issued to Citicorp Mezzanine III, L.P. In connection with the $25.0 million issuance, the company will also issue stock purchase warrants for a number of shares of our Class A common stock to be determined. Proceeds from the offering totaled $96.6 million, net of related expenses and were used to repay substantially all debt outstanding under our credit facility.

     Upon consummation of this offering, our second secured term note was amended and restated into a $14.7 million note issued by MSX International, Inc and a $2.4 million note issued by MSX International Limited (our subsidiary in the United Kingdom). The amendments to the note also include extending the maturity from June 7, 2007 to January 15, 2008, and resetting the covenants in the notes so that they are equivalent to the covenants in the senior notes sold on August 1, 2003.

     Concurrent with the offering, we entered into an amended and restated credit facility with Bank One, N.A. Terms of the amendment allow for revolving debt up to $40.0 million on a secured basis through July 2006 plus an additional $5 million available exclusively for the issuance of letters of credit. Available borrowings are subject to adequate accounts receivable balance requirements.

11.	New Accounting Pronouncement:

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities because they embody an obligation of the company. This statement is effective for financial instruments entered into or modified after May 31, 2003 except for mandatorily redeemable financial instruments for nonpublic entities. For nonpublic entities with mandatorily redeemable financial instruments, such as MSXI, this statement is effective for the first fiscal period beginning after December 15, 2003. The Company is in the process of assessing the impact that SFAS No. 150 will have on the consolidated results of operations and financial position.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries:

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

     The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries, if any, on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions. The following presentation does not reflect changes in the makeup of guarantors and non-guarantors which will result from the refinancing transactions discussed in Note 10. As a result of the refinancing transactions, certain subsidiaries classified as non-guarantor subsidiaries will be presented as guarantor subsidiaries in future filings.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of June 29, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$170	$4,264	$—	$4,434
Accounts receivable, net	106	110,519	104,526	—	215,151
Inventory	—	3,515	2,228	—	5,743
Prepaid expenses and other assets	—	4,602	3,706	—	8,308
Deferred income taxes, net	—	1,966	4,771	—	6,737

Total current assets	106	120,772	119,495	—	240,373

Property and equipment, net	—	17,902	15,777	—	33,679
Goodwill, net	—	99,473	30,897	—	130,370
Investment in subsidiaries	117,492	61,495	2,125	(178,723)	2,389
Other assets	5,908	3,534	199	—	9,641
Deferred income taxes, net	6,618	5,440	2,006	—	14,064

Total assets	$130,124	$308,616	$170,499	$(178,723)	$430,516

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$7,077	$—	$1,284	$—	$8,361
Accounts payable and drafts	—	85,759	48,769	—	134,528
Accrued liabilities	3,285	45,165	37,459	—	85,909

Total current liabilities	10,362	130,924	87,512	—	228,798

Long-term debt	219,562	—	5,957	—	225,519
Intercompany accounts	(65,361)	56,138	9,223	—	—
Long-term deferred compensation and other liabilities	—	2,911	7,667	—	10,578

Total liabilities	164,563	189,973	110,359	—	464,895

Minority interests	—	—	60	—	60
Mandatorily Redeemable Series A Preferred Stock	77,084	—	—	—	77,084
Shareholders’ equity (deficit)	(111,523)	118,643	60,080	(178,723)	(111,523)

Total liabilities and shareholders’ equity (deficit)	$130,124	$308,616	$170,499	$(178,723)	$430,516

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries: — continued

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended June 29, 2003 and June 30, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended June 29, 2003:
Net sales	$—	$101,838	$86,483	$(2,586)	$185,735
Cost of sales	—	86,328	78,581	(2,275)	162,634

Gross profit	—	15,510	7,902	(311)	23,101
Selling, general and administrative expenses	—	7,340	8,382	—	15,722
Restructuring and severance costs	—	(55)	620	—	565

Operating income	—	8,225	(1,100)	(311)	6,814
Interest income (expense), net	(5,345)	(1,081)	(207)	—	(6,633)

Income (loss) before income taxes, minority interests and equity in affiliates	(5,345)	7,144	(1,307)	(311)	181
Income tax provision (benefit)	(148)	393	(113)	—	132
Minority interests and equity in affiliates	5,307	(1,049)	61	(4,258)	61

Income (loss) before cumulative effect of accounting change for goodwill impairment	110	5,702	(1,133)	(4,569)	110
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income (loss)	$110	$5,702	$(1,133)	$(4,569)	$110

Fiscal Quarter Ended June 30, 2002:
Net sales	$—	$116,912	$98,425	$(3,196)	$212,141
Cost of sales	—	102,405	86,331	(3,196)	185,540

Gross profit	—	14,507	12,094	—	26,601
Selling, general and administrative expenses	—	11,980	8,704	—	20,684
Restructuring and severance costs	—	147	—	—	147

Operating income	—	2,380	3,390	—	5,770
Interest income (expense), net	(3,084)	(2,699)	(523)	—	(6,306)

Income (loss) before income taxes, minority interests and equity in affiliates	(3,084)	(319)	2,867	—	(536)
Income tax provision (benefit)	(890)	1,105	1,351	—	1,566
Minority interests and equity in affiliates	(286)	1,138	(277)	(953)	(378)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(2,480)	(286)	1,239	(953)	(2,480)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income (loss)	$(2,480)	$(286)	$1,239	$(953)	$(2,480)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal six months ended June 29, 2003 and June 30, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Six Months Ended June 29, 2003:
Net sales	$—	$204,877	$168,754	$(4,545)	$369,086
Cost of sales	—	177,569	152,473	(4,234)	325,808

Gross profit	—	27,308	16,281	(311)	43,278
Selling, general and administrative expenses	—	16,794	14,632	—	31,426
Restructuring and severance costs	—	957	1,039	—	1,996

Operating income	—	9,557	610	(311)	9,856
Interest income (expense), net	(8,694)	(4,099)	(515)	—	(13,308)

Income (loss) before income taxes, minority interests, and equity in affiliates	(8,694)	5,458	95	(311)	(3,452)
Income tax provision (benefit)	(1,443)	792	884	—	233
Minority interests and equity in affiliates	3,801	(865)	120	(2,821)	235

Income (loss) before cumulative effect of accounting change for goodwill impairment	(3,450)	3,801	(669)	(3,132)	(3,450)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income (loss)	$(3,450)	$3,801	$(669)	$(3,132)	$(3,450)

Fiscal Six Months Ended June 30, 2002:
Net sales	$—	$231,393	$192,580	$(6,359)	$417,614
Cost of sales	—	202,426	168,293	(6,359)	364,360

Gross profit	—	28,967	24,287	—	53,254
Selling, general and administrative expenses	—	23,441	17,108	—	40,549
Restructuring and severance costs	—	382	43	—	425

Operating income	—	5,144	7,136	—	12,280
Interest income (expense), net	(6,204)	(5,361)	(1,002)	—	(12,567)

Income (loss) before income taxes, minority interests, and equity in affiliates	(6,204)	(217)	6,134	—	(287)
Income tax provision (benefit)	(2,169)	1,147	2,689	—	1,667
Minority interests and equity in affiliates	(36,637)	(17,175)	(377)	53,573	(616)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(40,672)	(18,539)	3,068	53,573	(2,570)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	(18,098)	(20,004)	—	(38,102)

Net income (loss)	$(40,672)	$(36,637)	$(16,936)	$53,573	$(40,672)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the six months ended June 29, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,450)	$3,801	$(669)	$(3,132)	$(3,450)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(3,801)	865	(120)	2,821	(235)
Depreciation	—	4,624	4,821	—	9,445
Amortization of debt issuance costs	1,072	—	—	—	1,072
Deferred taxes	(1,958)	747	(224)	—	(1,435)
Loss on sale/disposal of property and equipment	—	101	231	—	332
(Increase) decrease in receivables, net	75	(1,903)	(1,366)	—	(3,194)
(Increase) decrease in inventory	—	(111)	(808)	—	(919)
(Increase) decrease in prepaid expenses and other assets	7	(1,134)	44	—	(1,083)
Increase (decrease) in current liabilities	—	1,728	(2,825)	—	(1,097)
Other, net	(1)	(552)	(330)	—	(883)

Net cash provided by (used for) operating activities	(8,056)	8,166	(1,246)	(311)	(1,447)

Cash flows from investing activities:
Capital expenditures	—	(1,970)	(1,784)	—	(3,754)
Proceeds from sale/disposal of equipment	—	672	619	—	1,291
Other, net	—	(397)	(2)	—	(399)

Net cash provided by (used for) investing activities	—	(1,695)	(1,167)	—	(2,862)

Cash flows from financing activities:
Intercompany	6,331	(5,601)	(730)	—	—
Transactions with subsidiaries	(5,193)	(5,194)	(313)	10,700	—
Repayment of debt	(3,077)	(10)	(3,256)	—	(6,343)
Debt issuance costs	(1,008)	—	—	—	(1,008)
Changes in revolving debt, net	5,809	—	(269)	—	5,540
Changes in book overdrafts, net	—	(844)	(6)	—	(850)

Net cash provided by (used for) financing activities	2,862	(11,649)	(4,574)	10,700	(2,661)

Effect of foreign exchange rate changes on cash and cash equivalents	5,194	5,194	470	(10,389)	469

Cash and cash equivalents:
Increase (decrease) for the period	—	16	(6,517)	—	(6,501)
Balance, beginning of period	—	154	10,781	—	10,935

Balance, end of period	$—	$170	$4,264	$—	$4,434

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries: — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the six months ended June 30, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(40,672)	$(36,637)	$(16,936)	$53,573	$(40,672)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	—	18,098	20,004	—	38,102
Equity in affiliates	36,637	17,175	377	(53,573)	616
Depreciation	—	4,408	4,715	—	9,123
Amortization of debt issuance costs	766	—	—	—	766
Deferred taxes	(3,085)	1,330	(56)	—	(1,811)
Loss on sale/disposal of property and equipment	—	13	212	—	225
(Increase) decrease in receivables, net	(100)	14,021	(11,885)	—	2,036
(Increase) decrease in inventory	—	(660)	(1,605)	—	(2,265)
(Increase) decrease in prepaid expenses and other assets	63	2,132	(2,475)	—	(280)
Increase (decrease) in current liabilities	(234)	(22,001)	6,636	—	(15,599)
Other, net	(75)	441	(412)		(46)

Net cash used for operating activities	(6,700)	(1,680)	(1,425)	—	(9,805)

Cash flows from investing activities:
Capital expenditures	—	(5,138)	(1,585)	—	(6,723)
Acquisition of businesses, net of cash acquired	—	(323)	(2,691)	—	(3,014)
Proceeds from sale/disposal of equipment	—	41	103	—	144
Other, net	—	1,891	—	—	1,891

Net cash used for investing activities	—	(3,529)	(4,173)	—	(7,702)

Cash flows from financing activities:
Intercompany	1,179	3,546	(4,725)	—	—
Transactions with subsidiaries	(2,835)	(2,372)	(471)	5,678	—
Repayment of debt	(13,745)	—	—	—	(13,745)
Debt issuance costs	(25)	—	—	—	(25)
Changes in revolving debt, net	19,500	—	6,990	—	26,490
Changes in book overdrafts, net	—	4,444	(16)	—	4,428
Repurchase of common and preferred stock	(209)	—	—	—	(209)

Net cash provided by financing activities	3,865	5,618	1,778	5,678	16,939

Effect of foreign exchange rate changes on cash and cash equivalents	2,835	2,835	1,447	(5,678)	1,439

Cash and cash equivalents:
Increase (decrease) for the period	—	3,244	(2,373)	—	871
Balance, beginning of period	—	638	4,286	—	4,924

Balance, end of period	$—	$3,882	$1,913	$—	$5,795

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Outlook

     As reflected in our year over year operating results, our business has been challenged by reduced demand for information technology staffing solutions, cost containment actions at out major customers and deferrals of product development initiatives in the automotive industry resulting from economic uncertainties. In response to these trends, we have taken, and continue to take, actions to reduce indirect and overhead costs and discontinue unprofitable operations while maintaining disciplined cash flow management. As a result of these actions, we achieved significant improvements in operating profit during the second quarter of 2003 versus both the first quarter of 2003 and fourth quarter of 2002. We believe our sales have now stabilized as we have seen recent increases in new product development activity and strengthening demand for technical staffing.

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

     Net Sales

     For the first six months of fiscal 2003, consolidated net sales decreased $48.5 million, or 11.6%, from $417.6 million during fiscal 2002 to $369.1 million during fiscal 2003. For the second quarter of fiscal 2003, consolidated net sales decreased $26.4 million, or 12.4%, from $212.1 million in fiscal 2002 to $185.7 million during fiscal 2003. Overall, the decline in sales reflects lower demand for automotive engineering and human capital management services and reductions from the closure/sale of certain operations. Spending on information technology projects and product development programs remains lower versus early 2002. Although sales for the second quarter remain unfavorable compared to last year, our sales have leveled off versus the first quarter of 2003 and late 2002. Our sales by service line, net of intercompany sales, were as follows:

			Change

	2003	2002	$	%

	(dollars in thousands)
Fiscal Quarter:
Collaborative Engineering Management	$50,556	$60,113	$(9,557)	(15.9%)
Human Capital Management Services	61,924	85,268	(23,344)	(27.4%)
Technical and Marketing Services	73,255	66,760	6,495	9.7%

Total net sales	$185,735	$212,141	$(26,406)	(12.4)%

Fiscal Six Months:
Collaborative Engineering Management	$101,324	$117,252	$(15,928)	(13.6%)
Human Capital Management Services	127,011	170,126	(43,115)	(25.3%)
Technical and Marketing Services	140,751	130,236	10,515	8.1%

Total net sales	$369,086	$417,614	$(48,528)	(11.6)%

     Sales of collaborative engineering services reflect declining volumes in our European operations and improved exchange rates on sales resulting in a net decrease of $10.6 million and $19.8 million in Europe versus the second quarter and first six months of 2002, respectively. Our sales were relatively flat for our North American engineering operations. Our European engineering operations have been challenged by cost reduction programs and delayed product development efforts at key customers. The decline in human capital management services reflects reduced volumes in our engineering staffing in North America and Europe and reduced volumes of information technology and technical staffing services in our North American markets. The decrease in human capital management sales during the second quarter and the first six months of 2003 includes $7.4 million and an $11.8 million, respectively, of reductions as a result of the closure/sale of certain unprofitable operations as part of our 2002 cost reduction plan. In addition, our master vendor programs reflect price reductions negotiated with customers. Sales of technical and marketing services improved versus 2002 as a result of favorable exchange rate changes in our European operations. Excluding the impact of foreign exchange rate changes, sales of technical and marketing services for the second quarter and the first six months of 2003 decreased about $2.2 million, or 3.3% and $6.0 million or 4.6%, respectively, versus 2002. The decrease reflects reduced demand for custom communication services in Italy due to program delays by our customers and lower volumes in North America.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Operating Profit

     Our consolidated gross profit and operating income for the periods presented were:

			Change

	2003	2002	$	%

Fiscal Quarter:	(dollars in thousands)
Gross profit	$23,101	$26,601	$(3,500)	(13.2)%
% of net sales	12.4%	12.5%	n/a	n/a
Operating income	$6,814	$5,770	$1,044	18.1%
% of net sales	3.7%	2.7%	n/a	n/a
Fiscal Six Months:
Gross profit	$43,278	$53,254	$(9,976)	(18.7)%
% of net sales	11.7%	12.8%	n/a	n/a
Operating income	$9,856	$12,280	$(2,424)	(19.7)%
% of net sales	2.7%	2.9%	n/a	n/a

     Overall, gross profit declined year over year as a result of reduced volumes and pricing pressures, primarily in our collaborative engineering and human capital management services. The impact of reduced volumes and pricing pressures was partially offset by cost reductions implemented throughout the company. Our cost reduction programs have focused primarily on indirect labor and related fringe benefit costs, elimination of unprofitable operations, and other indirect operating costs. These initiatives resulted in overall savings in excess of $4.0 million for the first six months of 2003. Gross profit as a percentage of sales declined to 12.4% for the second quarter and 11.7% for the first six months of 2003 compared to 12.5% and 12.8% during the corresponding periods of 2002. The decrease as a percent of sales for the first six months of 2003 reflects unfavorable absorption of certain fixed costs, including unutilized facilities. In response to this trend, several facility consolidations and/or closures were completed during the first six months of 2003 resulting in lease termination penalties of $0.9 million included in gross margin.

     Selling, general and administrative expenses decreased $5.0 million and $9.1 million compared to the second quarter and first six months of 2002, respectively. Selling, general and administrative expenses, as a percentage of net sales, were 8.5% during the first six months of fiscal 2003 compared to 9.7% in the comparable period of fiscal 2002. The decreases resulted from cost reduction programs implemented across the company in late 2001 and throughout 2002. These reductions are expected to result in annualized savings of approximately $16 million during 2003. Cost savings achieved were partially offset by additional restructuring costs totaling $2.0 million for the first six months of 2003. Restructuring costs include additional severance for targeted areas in Europe and North America, primarily in our engineering and supply chain management businesses.

     Interest expense

     Interest expense increased from $6.3 million during the second quarter of 2002 to $6.6 million during the second quarter of 2003, a $0.3 million increase. For the first six months of 2003, interest expense increased $0.7 million versus 2002. The impact of reductions in average bank borrowings outstanding were more than offset by increased interest on our second secured term loan and additional amortization of debt issuance costs associated with amendments to our bank facility. Interest rates on bank debt for the second quarter and for the six months ended 2003 were slightly higher than the comparable periods of 2002 primarily as a result of amendments to our bank facility during the third quarter of 2002 and first quarter of 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Income taxes

     Income tax expense was $0.1 million and $0.2 million during the second quarter and first six months of 2003, respectively. This compares to income tax expense of $1.6 million and $1.7 million for the comparable time periods of 2002. A tax provision was recorded on pre-tax losses during 2003 primarily as a result of valuation allowances established against losses from certain European and North American operations. The effect of valuation allowances, combined with taxable income in other tax jurisdictions, resulted in a net provision during 2003 despite an overall loss before taxes for the six months ended 2003. Valuation allowances were required for selected operations where, based on current facts and circumstances, management determined that the likelihood of realizing deferred tax assets, including net operating loss carryforwards, was not sufficient to allow for recognition of the assets.

     Minority interest/equity in affiliates

     Minority interests and equity losses improved from an expense of $0.6 million during the first six months of 2002 to income of $0.2 million during the first six months of 2003. Expense during 2002 included minority interest cost of $0.5 million related to a 25% minority stake in Satiz and $0.2 million of equity losses from our investment in MTE Groups LLC. We acquired the minority interest in Satiz and wrote off our remaining investment in MTE during the fourth quarter of 2002.

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

     Operating Activities. Net cash used for operating activities was $1.4 million for the first six months of 2003 compared to $9.8 million during the comparable period of 2002. The improvement in cash used resulted from changes in our working capital due primarily to the timing of vendor payments relative to the close of the fiscal period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Investing Activities. Net cash used for investing activities decreased $4.8 million from $7.7 million for the first six months of 2002 to $2.9 million for the first six months of 2003. Capital expenditure requirements for current programs decreased commensurate with the current lower volumes in business while discretionary spending was reduced as a result of management initiatives. Cash used to acquire businesses during 2002 included funding of the Draupner Associates AB acquisition and the acquisition of the remaining outstanding common stock of Cadform-MSX Engineering GmbH. Proceeds from the sale/disposal of equipment were the result of the company disposing of idle or obsolete equipment. Other cash from investing activities during the first six months of 2002 primarily represents the refund of escrow funds related to an investment in MTE Groups LLC as a result of their non-attainment of earnings targets.

     Financing Activities. Net cash used in financing activities was $2.7 million for the first six months of 2003 compared to cash provided by financing activities of $16.9 million for the first six months of 2002. Financing requirements during the first six months of 2002 increased to fund investments and provide for changes in working capital. Repayment of debt during 2002 includes a mandatory prepayment totaling $9.1 million as a result of cash flows generated during fiscal 2001. Under the terms of our credit agreement, we are subject to mandatory partial prepayments of amounts outstanding under the term loan portion of the credit facility if excess cash flows, as defined, are generated on an annual basis.

     Available Financing Sources

     Our total indebtedness as of June 29, 2003 consists of senior subordinated notes, our second secured term loan, borrowings under our credit facilities and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contingent commitments under letters of credit totaling about $4.9 million, without duplication, at June 29, 2003.

     Available borrowings under our credit facility as of June 29, 2003 are subject to adequate accounts receivable balance requirements. As of June 29, 2003 we have $65.6 million of unutilized capacity under the revolving credit portion of our credit facility of which $46.9 million was available for immediate borrowing based on eligible accounts receivable as determined in accordance with our credit agreement, as amended.

     On August 1, 2003 we completed a private offering of senior secured notes and mezzanine term notes, both maturing October 15, 2007. We also entered into a new three-year senior secured revolving credit facility that consists of a $40.0 million revolving credit agreement plus an additional $5 million available exclusively for the issuance of letters of credit. In addition we also amended the terms of certain of our other debt obligations. Proceeds from the offering were used to repay term loans and revolving debt under our credit facilities that matured between December 2004 and December 2006. These transactions refinance our current obligations over a longer term and remove certain restrictive covenants in place under prior arrangements.

New Accounting Pronouncement

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities because they embody an obligation of the company. This statement is effective for financial instruments entered into or modified after May 31, 2003 except for mandatorily redeemable financial instruments for nonpublic entities. For nonpublic entities, with mandatorily redeemable financial instruments, such as MSXI, this statement is effective for the first fiscal period beginning after December 15, 2003. The Company is in the process of assessing the impact that SFAS No. 150 will have on the consolidated results of operations and financial position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward - Looking Statements

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

ITEM 4.	CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of MSX International, Inc.’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon this evaluation the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that no significant deficiencies in the design or operation of internal controls existed which could significantly affect our ability to record, process, summarize and report financial data.

     There have been no significant changes in internal control over financial reporting that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes - Oxley Act of 2002

99.1	Press release announcing 2nd quarter results

(b)	Reports on Form 8-K:

During the period covered by this report, a form 8-K was filed on May 12, 2003 reporting under “Item 9. Regulation FD Disclosure” the announcement of our first quarter results.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn

Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer
and authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes - Oxley Act of 2002

99.1	Press release announcing 2nd quarter results