Form 10-Q
period 2003-09-28
MSX INTERNATIONAL INC
filed 2003-11-07
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes [  ] No [X]

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

as of September 28, 2003 and December 29, 2002

	September 28,
	2003	December 29,
	(Unaudited)	2002

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,647	$10,935
Accounts receivable, net (Note 5)	226,307	211,957
Inventory	6,468	4,824
Prepaid expenses and other assets	8,217	7,277
Deferred income taxes, net (Note 10)	4,899	6,557

Total current assets	254,538	241,550

Property and equipment, net	28,838	39,186
Goodwill, net (Note 3)	130,000	127,254
Other assets	13,639	11,732
Deferred income taxes, net (Note 10)	2,279	12,820

Total assets	$429,294	$432,542

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 6)	$4,764	$14,671
Accounts payable and drafts	138,386	132,358
Accrued payroll and benefits	28,222	28,252
Other accrued liabilities	55,760	61,786

Total current liabilities	227,132	237,067

Long-term debt (Note 6)	249,052	220,003
Long-term deferred compensation and other liabilities	11,448	11,494

Total liabilities	487,632	468,564

Minority interests	25	166
Mandatorily Redeemable Series A Preferred Stock (Note 7)	79,413	72,629
Shareholders’ deficit:
Common Stock, $.01 par value, 200,000,000 aggregate shares of Class A and Class B Common Stock authorized; 20,054,000 shares of Class A Common Stock issued and outstanding	201	201
Additional paid-in-capital	(21,879)	(21,879)
Common stock purchase warrants (Note 8)	750	—
Note receivable from officer	(3,198)	(3,198)
Accumulated other comprehensive loss	(3,916)	(9,303)
Retained deficit	(109,734)	(74,638)

Total shareholders’ deficit	(137,776)	(108,817)

Total liabilities and shareholders’ deficit	$429,294	$432,542

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal nine months ended September 28, 2003 and September 29, 2002

	Fiscal Quarter Ended		Fiscal Nine Months Ended

		September 29,		September 29,
	September 28,	2002	September 28,	2002
	2003	(as restated)	2003	(as restated)

	(in thousands)
Net sales	$167,860	$200,556	$536,946	$618,170
Cost of sales	149,870	173,119	475,679	537,479

Gross profit	17,990	27,437	61,267	80,691
Selling, general and administrative expenses	14,842	19,432	46,267	59,981
Restructuring and severance costs (Note 4)	2,002	1,314	3,902	1,739
Loss on asset impairment and sale (Note 2)	1,797	—	1,893	—

Operating income (loss)	(651)	6,691	9,205	18,971
Interest expense, net	9,406	6,892	22,713	19,459

Loss before income taxes, minority interests, and equity in affiliates	(10,057)	(201)	(13,508)	(488)
Income tax provision (Note 10)	14,764	229	14,998	1,896
Less minority interests and equity in affiliates, net of taxes	40	(94)	(195)	522

Loss before cumulative effect of accounting change for goodwill impairment	(24,861)	(336)	(28,311)	(2,906)
Cumulative effect of accounting change for goodwill impairment, net of taxes of $9,745 (Note 3)	—	—	—	(38,102)

Net loss	(24,861)	(336)	(28,311)	(41,008)
Preferred stock dividends (Note 7)	(2,329)	(2,067)	(6,784)	(6,023)

Net loss available to common shareholders	$(27,190)	$(2,403)	$(35,095)	$(47,031)

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal nine months ended September 28, 2003 and September 29, 2002

	Fiscal Nine Months Ended

	September 28,	September 29,
	2003	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(28,311)	$(41,008)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	—	38,102
Minority interests and equity in affiliates	(195)	522
Loss on asset impairment and sale	1,893	—
Depreciation	13,653	13,921
Amortization of debt issuance costs	5,260	1,332
Deferred taxes	12,188	(2,116)
Loss on sale/disposal of property and equipment	627	264
(Increase) decrease in receivables, net	(14,919)	13,254
(Increase) decrease in inventory	(1,642)	2,010
(Increase) decrease in prepaid expenses and other assets	(991)	(937)
Increase (decrease) in current liabilities	15,229	(11,403)
Other, net	(334)	86

Net cash provided by operating activities	2,458	14,027

Cash flows from investing activities:
Capital expenditures	(4,465)	(7,861)
Acquisition of businesses, net of cash acquired	—	(3,132)
Proceeds from sale/disposal of property and equipment	2,150	170
Other, net	(342)	1,857

Net cash used for investing activities	(2,657)	(8,966)

Cash flows from financing activities:
Proceeds from issuance of debt	99,854	15,450
Repayment of debt	(65,798)	(28,746)
Debt issuance costs	(6,014)	(1,445)
Changes in revolving debt, net	(15,510)	19,657
Changes in book overdrafts, net	(15,241)	(8,421)
Repurchase of common and preferred stock	—	(209)

Net cash used for financing activities	(2,709)	(3,714)

Effect of foreign exchange rate changes on cash and cash equivalents	620	244

Cash and cash equivalents:
(Decrease) increase for the period	(2,288)	1,591
Balance, beginning of period	10,935	4,924

Balance, end of period	$8,647	$6,515

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

          All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal nine months ended September 28, 2003 and September 29, 2002 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

2. Acquisition and Loss on Asset Impairment and Sale:

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

          Effective September 1, 2003, we completed the sale of selected assets of our translation management business in Europe for approximately $0.5 million. This transaction resulted in a loss on the sale of $1.1 million and was consummated as part of our restructuring efforts in response to forecasted operating losses generated by this business. As a result of the sale we also recorded a charge against goodwill associated with these assets totaling $0.7 million. The proforma effects of this transaction would not be materially different from the reported results for the periods presented.

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

          The following summarizes the changes in our goodwill balances during the nine months ended September 28, 2003:

	Collaborative	Human Capital	Technical and
	Engineering	Management	Marketing
	Management	Services	Services	Total

Balance at December 29, 2002	$—	$97,603	$29,651	$127,254
Goodwill impairment from asset sale	—	—	(700)	(700)
Translation changes and other	—	132	3,314	3,446

Balance at September 28, 2003	$—	$97,735	$32,265	$130,000

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

4. Restructuring and Severance:

          As of December 29, 2002, accrued restructuring and severance costs totaled $4.5 million. Additional charges of $2.0 million and $3.9 million were recorded during the third quarter and first nine months of 2003, respectively primarily for additional severance and termination benefits approved and communicated by management prior to September 28, 2003. Approximately $1.3 million and $6.1 million were charged to the restructuring and severance accrual during the third quarter and the first nine months of 2003, respectively. These charges were comprised of actual severance and termination benefits paid associated with the headcount reductions and other actions previously approved by management. Remaining accrued severance costs totaled $2.3 million as of September 28, 2003 and are expected to be paid during the remainder of 2003. The $2.3 million balance is substantially comprised of 2003 restructuring and severance costs.

5. Accounts Receivable:

          Accounts receivable includes both billed and unbilled receivables. Unbilled receivables amounted to $76.7 million and $66.8 million at September 28, 2003 and December 29, 2002, respectively. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain vendor management and supply chain management services attributable to services provided by our vendors which are passed on to our customers. These amounts totaled $62.4 million as of September 28, 2003 and $37.1 million as of December 29, 2002. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

6. Debt:

          Debt is comprised of the following:

	Interest Rates at		Outstanding at

	September 28,	December 29,	September 28,	December 29,
	2003	2002	2003	2002

Outstanding Debt:
New credit facility	8.05%	—	$297	$—
Senior secured notes, net of unamortized discount	11.00%	—	74,878	—
Mezzanine term notes, net of unamortized discount	11.50%	—	24,281	—
Senior subordinated notes	11.375%	11.375%	130,000	130,000
Fourth lien term notes	10.00%	10.00%	17,363	16,109
Satiz facility	5.03%	4.12%	4,764	4,954
Other	7.00%	7.00-9.00%	2,233	5,273
Refinanced Debt:
Credit facility, as amended and restated:
Revolving line of credit notes	—	4.42%	—	4,000
Swingline notes	—	4.46-11.15%	—	8,559
Term notes	—	5.64-6.26%	—	65,779

			253,816	234,674
Less current portion			4,764	14,671

Total long-term debt			$249,052	$220,003

          On August 1, 2003 we completed a private offering of senior secured notes totaling $100.5 million that mature October 15, 2007. The transaction included the issuance of $75.5 million aggregate principal amount of 11% senior secured notes, priced to yield 11.25%, and $25.0 million aggregate principal amount of 11.5% mezzanine term notes. The notes were issued by both MSX International, Inc. and MSX International Limited (MSXI Limited), a wholly-owned subsidiary in the United Kingdom. The $25.0 million of mezzanine term notes were issued to Citicorp Mezzanine III, L.P. Proceeds from the combined offering totaled $95.5 million, net of related expenses and discount and were used to repay all debt outstanding under our existing credit facility.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

          Upon consummation of the offering, our second secured term note was amended and restated into a $14.7 million note issued by MSX International, Inc. and a $2.4 million note issued by MSXI Limited. The amendments to the note also include extending the maturity from June 7, 2007 to January 15, 2008, and resetting the covenants in the notes so that they are equivalent to the senior notes sold on August 1, 2003. The amended and restated notes are referred to as the “fourth lien term notes.” As of September 28, 2003 we have $41.2 million of outstanding debt with related parties comprised of mezzanine term notes and fourth lien term notes.

          Concurrent with the offering, we entered into an amended and restated credit facility with Bank One, N.A. Terms of the amendment allow for revolving advances up to $40.0 million on a secured basis through July 2006 plus an additional $5.0 million available exclusively for the issuance of letters of credit. Available borrowings are subject to accounts receivable balance requirements and certain customary covenants. As of September 28, 2003, $0.3 million was outstanding under the new credit facility and has been classified as long-term debt due to its maturity in 2006.

7. Mandatorily Redeemable Series A Preferred Stock:

          As of September 28, 2003 and December 29, 2002 there are 359,448 shares of 12% Series A Cumulative Mandatorily Redeemable Preferred Stock (the “Preferred Stock”) outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of September 28, 2003, we have not declared or paid any dividends. However, due to the mandatory redemption features of the preferred stock, dividends accrued totaled $43.5 million as of September 28, 2003. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in our debt agreements.

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

8. Common Stock Purchase Warrants

          In connection with the issuance of the mezzanine term notes, discussed in Note 6, we granted to Citicorp Mezzanine III, L.P. the right to purchase 666,649 shares of our Class A common stock. The purchase warrants are exercisable at a price of $0.01 per share, subject to certain anti-dilution adjustments, through July 31, 2013. The stock purchase warrants were recorded at their estimated fair value upon issuance. Fair value of $750,000 was estimated using a discounted cash flow methodology.

9. Comprehensive Loss:

          Our comprehensive loss was:

	Fiscal Quarter Ended		Fiscal Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net loss	$(24,861)	$(336)	$(28,311)	$(41,008)
Other comprehensive income - foreign currency translation adjustments	188	119	5,387	2,954

Comprehensive loss	$(24,673)	$(217)	$(22,924)	$(38,054)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

10. Income Taxes:

          For the third quarter and nine months ended September 28, 2003 the effective tax rate reflects the establishment of valuation allowances against a substantial portion of our deferred tax assets. During the third quarter and nine months ended September 28, 2003 allowances totaling $17.0 million and $19.4 million were recorded against deferred tax assets, respectively.

11. Segment Information:

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

          The accounting policies of our segments are the same as those for MSXI except that the financial results for each segment are presented using a management approach. We evaluate performance based on earnings before interest, taxes, amortization and non-cash charges (EBITA), including the Michigan Single Business Tax and other similar taxes. The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs and termination and restructuring costs are not allocated to the segments.

          The following is a summary of selected data for each of our segments:

		Human
	Collaborative	Capital	Technical and
	Engineering	Management	Marketing
	Management	Services	Services	Other	Total

Quarter Ended September 28, 2003
Net sales – external	$43,272	$57,421	$67,167	$—	$167,860
Net intercompany sales	86	(53)	1,920	(1,953)	—
Segment EBITA	(1,054)	2,369	3,789	—	5,104
Quarter Ended September 29, 2002
Net sales – external	55,312	79,662	65,582	—	200,556
Net intercompany sales	634	218	2,109	(2,961)	—
Segment EBITA	1,514	3,763	2,980	—	8,257

		Human
	Collaborative	Capital	Technical and
	Engineering	Management	Marketing
	Management	Services	Services	Other	Total

Nine Months Ended September 28, 2003
Net sales – external	$144,595	$184,432	$207,919	$—	$536,946
Net intercompany sales	377	262	5,859	(6,498)	—
Segment EBITA	(3,095)	10,520	13,529	—	20,954
Nine Months Ended September 29, 2002
Net sales – external	172,564	249,789	195,817	—	618,170
Net intercompany sales	1,810	960	6,550	(9,320)	—
Segment EBITA	2,055	11,587	13,306	—	26,948

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

11. Segment Information: - continued

          A reconciliation of total segment EBITA to consolidated loss before income taxes, minority interests and equity in affiliates is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Total segment EBITA	$5,104	$8,257	$20,954	$26,948
Net costs not allocated to segments	(3,233)	(849)	(7,357)	(5,467)
Loss on asset impairment and sale	(1,797)	—	(1,893)	—
Interest expense, net	(9,406)	(6,892)	(22,713)	(19,459)
Michigan single business tax and other similar taxes	(725)	(717)	(2,499)	(2,510)

Consolidated loss before taxes, minority interests and equity in affiliates	$(10,057)	$(201)	$(13,508)	$(488)

12. Stock-Based Compensation:

          We account for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. In June, 2003 we repriced selected outstanding stock options. In accordance with APB 25 we are now required to account for the options under variable plan accounting. Under APB 25, we have not recognized any expense related to employee stock options as the estimated fair value of the stock is below the exercise price of the options as of September 28, 2003. The following table illustrates the effect on net loss for the fiscal quarters and fiscal nine months ended September 28, 2003 and September 29, 2002 if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal Quarter Ended		Fiscal Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net loss as reported	$(24,861)	$(336)	$(28,311)	$(41,008)
Deduct: Total employee stock-based compensation determined under the fair value method, net of taxes	(12)	(18)	(49)	(52)

Pro forma net loss	$(24,873)	$(354)	$(28,360)	$(41,060)

13. New Accounting Pronouncement:

          In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how companies classify and measure in their financial statements certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities because they embody an obligation of the company. The company will adopt FAS 150 beginning in the first fiscal quarter of 2004. Once adopted we are likely to be required to classify preferred stock as a liability and the corresponding accrued dividends as a component of interest expense.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.:

     The senior secured notes and senior subordinated notes issued by MSX International, Inc. are secured by security interests in substantially all of the assets of the company and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes and senior subordinated notes issued by MSX International, Inc. are guaranteed by all domestic subsidiaries of MSX International, Inc.

     The following presents condensed consolidating financial information for:

•	MSXI—the parent company and issuer

•	The guarantor subsidiaries

•	The non-guarantor subsidiaries

•	MSXI on a consolidated basis

     Investments in subsidiaries, if any, are accounted for under the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management has determined those would not be material to the holders of the senior subordinated or senior secured notes.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of September 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$2,400	$759	$5,488	$—	$8,647
Accounts receivable, net	46	114,578	111,683	—	226,307
Inventory	—	4,052	2,416	—	6,468
Prepaid expenses and other assets	—	5,247	2,970	—	8,217
Deferred income taxes, net	—	1,510	5,118	(1,729)	4,899

Total current assets	2,446	126,146	127,675	(1,729)	254,538

Property and equipment, net	—	16,026	12,812	—	28,838
Goodwill, net	—	112,576	17,424	—	130,000
Investment in subsidiaries	112,559	31,629	—	(142,390)	1,798
Other assets	7,542	3,537	762	—	11,841
Deferred income taxes, net	—	4,059	2,053	(3,833)	2,279

Total assets	$122,547	$293,973	$160,726	$(147,952)	$429,294

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$4,764	$—	$4,764
Accounts payable and drafts	—	82,593	55,793	—	138,386
Accrued liabilities	486	43,303	40,193	—	83,982
Deferred income taxes, net	1,729	—	—	(1,729)	—

Total current liabilities	2,215	125,896	100,750	(1,729)	227,132

Long-term debt	230,111	—	18,941	—	249,052
Intercompany accounts	(55,249)	52,478	2,771	—	—
Long-term deferred compensation and other liabilities	—	3,039	8,409	—	11,448
Deferred income taxes, net	3,833	—	—	(3,833)	—

Total liabilities	180,910	181,413	130,871	(5,562)	487,632

Minority interests	—	—	25	—	25
Mandatorily Redeemable Series A Preferred Stock	79,413	—	—	—	79,413
Shareholders’ equity (deficit)	(137,776)	112,560	29,830	(142,390)	(137,776)

Total liabilities and shareholders’ equity (deficit)	$122,547	$293,973	$160,726	$(147,952)	$429,294

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 29, 2002

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$154	$10,781	$—	$10,935
Accounts receivable, net	181	110,799	100,977	—	211,957
Inventory	—	3,405	1,419	—	4,824
Prepaid expenses and other assets	7	3,499	3,771	—	7,277
Deferred income taxes, net	—	2,195	4,362	—	6,557

Total current assets	188	120,052	121,310	—	241,550

Property and equipment, net	—	21,117	18,069	—	39,186
Goodwill, net	—	112,502	14,752	—	127,254
Investment in subsidiaries	108,502	44,836	614	(151,580)	2,372
Other assets	5,972	3,179	209	—	9,360
Deferred income taxes, net	4,661	6,006	2,153	—	12,820

Total assets	$119,323	$307,692	$157,107	$(151,580)	$432,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$6,461	$—	$8,210	$—	$14,671
Accounts payable and drafts	—	79,271	53,087	—	132,358
Accrued liabilities	3,287	51,126	35,625	—	90,038

Total current liabilities	9,748	130,397	96,922	—	237,067

Long-term debt	217,445	—	2,558	—	220,003
Intercompany accounts	(71,682)	65,110	6,572	—	—
Long-term deferred compensation and other liabilities	—	3,688	7,806	—	11,494

Total liabilities	155,511	199,195	113,858	—	468,564

Minority interests	—	—	166	—	166
Redeemable Series A Preferred Stock	72,629	—	—	—	72,629
Shareholders’ equity (deficit)	(108,817)	108,497	43,083	(151,580)	(108,817)

Total liabilities and shareholders’ equity (deficit)	$119,323	$307,692	$157,107	$(151,580)	$432,542

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.- continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended September 28, 2003 and September 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended September 28, 2003:
Net sales	$—	$98,671	$71,142	$(1,953)	$167,860
Cost of sales	—	86,467	65,356	(1,953)	149,870

Gross profit	—	12,204	5,786	—	17,990
Selling, general and administrative expenses	—	8,691	6,151	—	14,842
Restructuring and severance costs	—	1,450	552	—	2,002
Loss on asset impairment and sale	—	—	1,797	—	1,797

Operating income (loss)	—	2,063	(2,714)	—	(651)
Interest expense, net	7,697	1,581	128	—	9,406

Income (loss) before income taxes, minority interests, and equity in affiliates	(7,697)	482	(2,842)	—	(10,057)
Income tax provision	12,034	1,561	1,169	—	14,764
Minority interests and equity in affiliates	(4,819)	(3,741)	35	8,485	(40)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(24,550)	(4,820)	(3,976)	8,485	(24,861)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income (loss)	$(24,550)	$(4,820)	$(3,976)	$8,485	$(24,861)

Fiscal Quarter Ended September 29, 2002:
Net sales	$—	$113,212	$90,305	$(2,961)	$200,556
Cost of sales	—	98,747	77,333	(2,961)	173,119

Gross profit	—	14,465	12,972	—	27,437
Selling, general and administrative expenses	—	10,308	9,124	—	19,432
Restructuring and severance costs	—	825	489	—	1,314

Operating income	—	3,332	3,359	—	6,691
Interest expense, net	4,012	2,516	364	—	6,892

Income (loss) before income taxes, minority interests, and equity in affiliates	(4,012)	816	2,995	—	(201)
Income tax provision (benefit)	(1,389)	1,157	461	—	229
Minority interests and equity in affiliates	2,287	2,628	43	(4,864)	94

Income (loss) before cumulative effect of accounting change for goodwill impairment	(336)	2,287	2,577	(4,864)	(336)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—		—	—

Net income (loss)	$(336)	$2,287	$2,577	$(4,864)	$(336)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine months ended September 28, 2003 and September 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Nine Months Ended September 28, 2003
Net sales	$—	$316,556	$226,888	$(6,498)	$536,946
Cost of sales	—	275,922	205,944	(6,187)	475,679

Gross profit	—	40,634	20,944	(311)	61,267
Selling, general and administrative expenses	—	26,028	20,239	—	46,267
Restructuring and severance costs	—	2,407	1,495	—	3,902
Loss on asset impairment and sale	—	—	1,893	—	1,893

Operating income (loss)	—	12,199	(2,683)	(311)	9,205
Interest expense, net	16,391	5,708	614	—	22,713

Income (loss) before income taxes, minority interests, and equity in affiliates	(16,391)	6,491	(3,297)	(311)	(13,508)
Income tax provision	10,591	2,428	1,979	—	14,998
Minority interests and equity in affiliates	(1,018)	(5,082)	155	6,140	195

Income (loss) before cumulative effect of accounting change for goodwill impairment	(28,000)	(1,019)	(5,121)	5,829	(28,311)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income (loss)	$(28,000)	$(1,019)	$(5,121)	$5,829	$(28,311)

Fiscal Nine Months Ended September 29, 2002
Net sales	$—	$362,153	$265,337	$(9,320)	$618,170
Cost of sales	—	316,222	230,577	(9,320)	537,479

Gross profit	—	45,931	34,760	—	80,691
Selling, general and administrative expenses	—	35,941	24,040	—	59,981
Restructuring and severance costs	—	1,207	532	—	1,739

Operating income	—	8,783	10,188	—	18,971
Interest expense, net	10,216	8,026	1,217	—	19,459

Income (loss) before income taxes, minority interests, and equity in affiliates	(10,216)	757	8,971	—	(488)
Income tax provision (benefit)	(3,558)	2,366	3,088	—	1,896
Minority interests and equity in affiliates	3,752	5,361	(334)	(9,301)	(522)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(2,906)	3,752	5,549	(9,301)	(2,906)
Cumulative effect of accounting change for goodwill impairment, net of taxes	(38,102)	(38,102)	(20,004)	58,106	(38,102)

Net income (loss)	$(41,008)	$(34,350)	$(14,455)	$48,805	$(41,008)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the nine months ended September 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(28,000)	$(1,018)	$(5,122)	$5,829	$(28,311)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	1,018	5,082	(155)	(6,140)	(195)
Loss on asset impairment and sale	—	—	1,893	—	1,893
Depreciation	—	6,974	6,679	—	13,653
Amortization of debt issuance costs	5,217	—	43	—	5,260
Deferred taxes	10,223	2,631	(666)	—	12,188
Loss on sale/disposal of property and equipment	—	98	529	—	627
(Increase) decrease in receivables, net	135	(3,778)	(11,276)	—	(14,919)
(Increase) decrease in inventory	—	(646)	(996)	—	(1,642)
(Increase) decrease in prepaid expenses and other assets	7	(1,748)	750	—	(991)
Increase (decrease) in current liabilities	(2,800)	10,690	7,339	—	15,229
Other, net	(55)	(829)	550	—	(334)

Net cash provided by (used for) operating activities	(14,255)	17,456	(432)	(311)	2,458

Cash flows from investing activities:
Capital expenditures	—	(2,438)	(2,027)	—	(4,465)
Proceeds from sale/disposal of property and equipment	—	545	1,605	—	2,150
Other, net	—	(341)	(1)	—	(342)

Net cash used for investing activities	—	(2,234)	(423)	—	(2,657)

Cash flows from financing activities:
Transactions with subsidiaries	11,051	(4,810)	(17,339)	11,098	—
Proceeds from issuance of debt	83,482	—	16,372	—	99,854
Repayment of debt	(65,798)	—	—	—	(65,798)
Debt issuance costs	(5,518)	—	(496)	—	(6,014)
Changes in revolving debt, net	(11,946)	—	(3,564)	—	(15,510)
Changes in book overdrafts, net	—	(15,189)	(52)	—	(15,241)

Net cash provided by (used for) financing activities	11,271	(19,999)	(5,079)	11,098	(2,709)

Effect of foreign exchange rate changes on cash and cash equivalents	5,384	5,381	642	(10,787)	620

Cash and cash equivalents:
Increase (decrease) for the period	2,400	604	(5,292)	—	(2,288)
Balance, beginning of period	—	154	10,781	—	10,935

Balance, end of period	$2,400	$758	$5,489	$—	$8,647

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the nine months ended September 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(41,008)	$(34,350)	$(14,455)	$48,805	$(41,008)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	38,102	38,102	20,004	(58,106)	38,102
Equity in affiliates	(3,752)	(5,361)	334	9,301	522
Depreciation	—	6,801	7,120	—	13,921
Amortization of debt issuance costs	1,332	—	—	—	1,332
Deferred taxes	(4,078)	2,391	(429)	—	(2,116)
Loss on sale/disposal of property and equipment	—	26	238	—	264
(Increase) decrease in receivables, net	(154)	13,024	384	—	13,254
(Increase) decrease in inventory	—	2,289	(279)	—	2,010
(Increase) decrease in prepaid expenses and other assets	95	1,538	(2,570)	—	(937)
Increase (decrease) in current liabilities	(3,527)	(23,938)	16,062	—	(11,403)
Other, net	(75)	(356)	517	—	86

Net cash provided by (used for) operating activities	(13,065)	166	26,926	—	14,027

Cash flows from investing activities:
Capital expenditures	—	(5,694)	(2,167)	—	(7,861)
Acquisition of businesses, net of cash acquired	—	(199)	(2,933)	—	(3,132)
Proceeds from sale/disposal of property and equipment	—	36	134	—	170
Other, net	—	1,857	—	—	1,857

Net cash used for investing activities	—	(4,000)	(4,966)	—	(8,966)

Cash flows from financing activities:
Transactions with subsidiaries	(8,702)	8,953	(6,135)	5,884	—
Proceeds from issuance of debt	15,450	—	—	—	15,450
Repayment of debt	(28,746)	—	—	—	(28,746)
Debt issuance costs	(1,445)	—	—	—	(1,445)
Changes in revolving debt, net	33,762	—	(14,105)	—	19,657
Changes in book overdrafts, net	—	(8,469)	48	—	(8,421)
Repurchase of common and preferred stock	(209)	—	—	—	(209)

Net cash provided by (used for) financing activities	10,110	484	(20,192)	5,884	(3,714)

Effect of foreign exchange rate changes on cash and cash equivalents	2,955	2,953	220	(5,884)	244

Cash and cash equivalents:
Increase (decrease) for the period	—	(397)	1,988	—	1,591
Balance, beginning of period	—	647	4,277	—	4,924

Balance, end of period	$—	$250	$6,265	$—	$6,515

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited:

     The senior secured notes issued by MSXI Limited are secured by the accounts receivable of MSXI Limited and substantially all of the assets of MSXI and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes issued by MSXI Limited are guaranteed jointly and severally by MSX International, Inc. and all of its domestic subsidiaries. Because of the parent and subsidiary guarantee structure we are required to present the following condensed consolidating financial information for:

•	MSXI — the parent company

•	MSXI Limited — the issuer

•	The guarantor subsidiaries

•	The non-guarantor subsidiaries

•	MSXI on a consolidated basis

     Investments in subsidiaries, if any, are accounted for under the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management has determined those would not be material to the holders of the senior secured notes.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of September 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$2,400	$158	$759	$5,330	$—	$8,647
Accounts receivable, net	46	25,109	114,578	86,574	—	226,307
Inventory	—	25	4,052	2,391	—	6,468
Prepaid expenses and other assets	—	1,139	5,247	1,831	—	8,217
Deferred income taxes, net	—	(113)	1,510	5,231	(1,729)	4,899

Total current assets	2,446	26,318	126,146	101,357	(1,729)	254,538

Property and equipment, net	—	3,897	16,026	8,915	—	28,838
Goodwill, net	—	505	112,576	16,919	—	130,000
Investment in subsidiaries	112,559	10	31,629	3,804	(146,204)	1,798
Other assets	7,542	555	3,537	207	—	11,841
Deferred income taxes, net	—	161	4,059	1,892	(3,833)	2,279

Total assets	$122,547	$31,446	$293,973	$133,094	$(151,766)	$429,294

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$4,764	$—	$4,764
Accounts payable and drafts	—	9,464	82,593	46,329	—	138,386
Accrued liabilities	486	10,157	43,303	30,036	—	83,982
Deferred income taxes, net	1,729	—	—	—	(1,729)	—

Total current liabilities	2,215	19,621	125,896	81,129	(1,729)	227,132

Long-term debt	230,111	16,411	—	2,530	—	249,052
Intercompany accounts	(55,249)	(8,401)	52,478	11,172	—	—
Long-term deferred compensation and other liabilities	—	—	3,039	8,409	—	11,448
Deferred income taxes, net	3,833	—	—	—	(3,833)	—

Total liabilities	180,910	27,631	181,413	103,240	(5,562)	487,632

Minority interests	—	—	—	25	—	25
Mandatorily Redeemable Series A Preferred Stock	79,413	—	—	—	—	79,413
Shareholders’ equity (deficit)	(137,776)	3,815	112,560	29,829	(146,204)	(137,776)

Total liabilities and shareholders’ equity (deficit)	$122,547	$31,446	$293,973	$133,094	$(151,766)	$429,294

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 29, 2002

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$116	$154	$10,665	$—	$10,935
Accounts receivable, net	181	29,883	110,799	71,094	—	211,957
Inventory	—	19	3,405	1,400	—	4,824
Prepaid expenses and other assets	7	1,427	3,499	2,344	—	7,277
Deferred income taxes, net	—	36	2,195	4,326	—	6,557

Total current assets	188	31,481	120,052	89,829	—	241,550

Property and equipment, net	—	7,045	21,117	11,024	—	39,186
Goodwill, net	—	373	112,502	14,379	—	127,254
Investment in subsidiaries	108,502	—	44,836	9,166	(160,132)	2,372
Other assets	5,972	—	3,179	209	—	9,360
Deferred income taxes, net	4,661	(1,069)	6,006	3,222	—	12,820

Total assets	$119,323	$37,830	$307,692	$127,829	$(160,132)	$432,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$6,461	$—	$—	$8,210	$—	$14,671
Accounts payable and drafts	—	11,644	79,271	41,443	—	132,358
Accrued liabilities	3,287	6,791	51,126	28,834	—	90,038

Total current liabilities	9,748	18,435	130,397	78,487	—	237,067

Long-term debt	217,445	339	—	2,219	—	220,003
Intercompany accounts	(71,682)	10,504	65,110	(3,932)	—	—
Long-term deferred compensation and other liabilities	—	—	3,688	7,806	—	11,494

Total liabilities	155,511	29,278	199,195	84,580	—	468,564

Minority interests	—	—	—	166	—	166
Mandatorily Redeemable Series A Preferred Stock	72,629	—	—	—	—	72,629
Shareholders’ equity (deficit)	(108,817)	8,552	108,497	43,083	(160,132)	(108,817)

Total liabilities and shareholders’ equity (deficit)	$119,323	$37,830	$307,692	$127,829	$(160,132)	$432,542

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended September 28, 2003 and September 29, 2002

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Quarter Ended September 28, 2003
Net sales	$—	$19,777	$98,671	$51,365	$(1,953)	$167,860
Cost of sales	—	18,285	86,467	47,071	(1,953)	149,870

Gross profit	—	1,492	12,204	4,294	—	17,990
Selling, general and administrative expenses	—	1,604	8,691	4,547	—	14,842
Restructuring and severance costs	—	58	1,450	494	—	2,002
Loss on asset impairment and sale	—	787	—	1,010	—	1,797

Operating income (loss)	—	(957)	2,063	(1,757)	—	(651)
Interest expense, net	7,697	53	1,581	75	—	9,406

Income (loss) before income taxes, minority interests and equity in affiliates	(7,697)	(1,010)	482	(1,832)	—	(10,057)
Income tax provision	12,034	296	1,561	873	—	14,764
Minority interests and equity in affiliates	(4,819)	—	(3,741)	(1,271)	9,791	(40)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(24,550)	(1,306)	(4,820)	(3,976)	9,791	(24,861)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—	—

Net income (loss)	$(24,550)	$(1,306)	$(4,820)	$(3,976)	$9,791	$(24,861)

Fiscal Quarter Ended September 29, 2002
Net sales	$—	$30,068	$113,212	$60,237	$(2,961)	$200,556
Cost of sales	—	21,602	98,747	55,731	(2,961)	173,119

Gross profit	—	8,466	14,465	4,506	—	27,437
Selling, general and administrative expenses	—	5,232	10,308	3,892	—	19,432
Restructuring and severance costs	—	301	825	188	—	1,314

Operating income	—	2,933	3,332	426	—	6,691
Interest expense (income), net	4,012	304	2,516	60	—	6,892

Income (loss) before income taxes, minority interests and equity in affiliates	(4,012)	2,629	816	366	—	(201)
Income tax provision (benefit)	(1,389)	571	1,157	(110)	—	229
Minority interests and equity in affiliates	2,287	—	2,628	2,101	(6,922)	94

Income (loss) before cumulative effect of accounting change for goodwill impairment	(336)	2,058	2,287	2,577	(6,922)	(336)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—	—

Net income (loss)	$(336)	$2,058	$2,287	$2,577	$(6,922)	$(336)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine months ended September 28, 2003 and September 29, 2002

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Fiscal Nine Months Ended September 28, 2003
Net sales	$—	$64,209	$316,556	$162,679	$(6,498)	$536,946
Cost of sales	—	61,579	275,922	144,365	(6,187)	475,679

Gross profit	—	2,630	40,634	18,314	(311)	61,267
Selling, general and administrative expenses	—	5,452	26,028	14,787	—	46,267
Restructuring and severance costs	—	792	2,407	703	—	3,902
Loss on asset impairment and sale	—	787	—	1,106	—	1,893

Operating income	—	(4,401)	12,199	1,718	(311)	9,205
Interest expense, net	16,391	598	5,708	16	—	22,713

Income (loss) before income taxes, minority interests, and equity in affiliates	(16,391)	(4,999)	6,491	1,702	(311)	(13,508)
Income tax provision (benefit)	10,591	(871)	2,428	2,850	—	14,998
Minority interests and equity in affiliates	(1,018)	—	(5,082)	(3,974)	10,269	195

Income (loss) before cumulative effect of accounting change for goodwill impairment	(28,000)	(4,128)	(1,019)	(5,122)	9,958	(28,311)
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—	—

Net income (loss)	$(28,000)	$(4,128)	$(1,019)	$(5,122)	$9,958	$(28,311)

Fiscal Nine Months Ended September 29, 2002
Net sales	$—	$86,455	$362,153	$178,882	$(9,320)	$618,170
Cost of sales	—	73,030	316,222	157,547	(9,320)	537,479

Gross profit	—	13,425	45,931	21,335	—	80,691
Selling, general and administrative expenses	—	7,660	35,941	16,380	—	59,981
Restructuring and severance costs	—	301	1,207	231	—	1,739

Operating income	—	5,464	8,783	4,724	—	18,971
Interest expense, net	10,216	992	8,026	225	—	19,459

Income (loss) before income taxes, minority interests, and equity in affiliates	(10,216)	4,472	757	4,499	—	(488)
Income tax provision (benefit)	(3,558)	630	2,366	2,458	—	1,896
Minority interests and equity in affiliates	3,752	—	5,361	3,508	(13,143)	(522)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(2,906)	3,842	3,752	5,549	(13,143)	(2,906)
Cumulative effect of accounting change for goodwill impairment, net of taxes	(38,102)	(2,869)	(38,102)	(20,004)	60,975	(38,102)

Net income (loss)	$(41,008)	$973	$(34,350)	$(14,455)	$47,832	$(41,008)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the nine months ended September 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(28,000)	$(4,129)	$(1,018)	$(5,122)	$9,958	$(28,311)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment		—	—	—	—	—
Equity in affiliates	1,018	—	5,082	3,974	(10,269)	(195)
Loss on asset impairment and sale	—	787	—	1,106	—	1,893
Depreciation	—	2,599	6,974	4,080	—	13,653
Amortization of debt issuance costs	5,217	43	—	—	—	5,260
Deferred taxes	10,223	(1,081)	2,631	415	—	12,188
(Gain) loss on sale/disposal of property and equipment	—	358	98	171	—	627
(Increase) decrease in receivables, net	135	4,774	(3,778)	(16,050)	—	(14,919)
(Increase) decrease in inventory	—	(5)	(646)	(991)	—	(1,642)
(Increase) decrease in prepaid expenses and other assets	7	288	(1,748)	462	—	(991)
Increase (decrease) in current liabilities	(2,800)	1,185	10,690	6,154	—	15,229
Other, net	(55)	(74)	(829)	624	—	(334)

Net cash provided by (used for) operating activities	(14,255)	4,745	17,456	(5,177)	(311)	2,458

Cash flows from investing activities:
Capital expenditures	—	(617)	(2,438)	(1,410)	—	(4,465)
Proceeds from sale/disposal of property and equipment	—	564	545	1,041	—	2,150
Other, net	—	—	(341)	(1)	—	(342)

Net cash used for investing activities	—	(53)	(2,234)	(370)	—	(2,657)

Cash flows from financing activities:
Transactions with subsidiaries	11,051	(19,212)	(4,810)	1,873	11,098	—
Proceeds from issuance of debt	83,482	16,372	—	—	—	99,854
Repayment of debt	(65,798)	—	—	—	—	(65,798)
Debt issuance costs	(5,518)	(496)	—	—	—	(6,014)
Changes in revolving debt, net	(11,946)	(429)	—	(3,135)	—	(15,510)
Changes in book overdrafts, net	—	—	(15,189)	(52)	—	(15,241)

Net cash provided by (used for) financing activities	11,271	(3,765)	(19,999)	(1,314)	11,098	(2,709)

Effect of foreign exchange rate changes on cash and cash equivalents	5,384	(884)	5,381	1,526	(10,787)	620

Cash and cash equivalents:
Increase (decrease) for the period	2,400	43	604	(5,335)	—	(2,288)
Balance, beginning of period	—	116	154	10,665	—	10,935

Balance, end of period	$2,400	$159	$758	$5,330	$—	$8,647

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) - continued
(dollars in thousands unless otherwise stated)

15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the nine months ended September 29, 2002

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(41,008)	$973	$(34,350)	$(14,455)	$47,832	$(41,008)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	38,102	2,869	38,102	20,004	(60,975)	38,102
Equity in affiliates	(3,752)	—	(5,361)	(3,508)	13,143	522
Depreciation	—	2,449	6,801	4,671	—	13,921
Amortization of debt issuance costs	1,332	—	—	—	—	1,332
Deferred taxes	(4,078)	(34)	2,391	(395)	—	(2,116)
Loss on sale/disposal of property and equipment	—	81	26	157	—	264
(Increase) decrease in receivables, net	(154)	(4,959)	13,024	5,343	—	13,254
(Increase) decrease in inventory	—	2	2,289	(281)	—	2,010
(Increase) decrease in prepaid expenses and other assets	96	(949)	1,537	(1,621)	—	(937)
Increase (decrease) in current liabilities	(3,528)	8,391	(23,937)	7,671	—	(11,403)
Other, net	(75)	(256)	(356)	773	—	86

Net cash provided by (used for) operating activities	(13,065)	8,567	166	18,359	—	14,027

Cash flows from investing activities:
Capital expenditures	—	(320)	(5,694)	(1,847)	—	(7,861)
Acquisition of business, net of cash received	—	(1,670)	(199)	(1,263)	—	(3,132)
Proceeds from sale/disposal of property and equipment	—	—	36	134	—	170
Other, net	—	—	1,857	—	—	1,857

Net cash used for investing activities	—	(1,990)	(4,000)	(2,976)	—	(8,966)

Cash flows from financing activities:
Transactions with subsidiaries	(8,702)	(1,925)	8,953	(4,210)	5,884	—
Proceeds from issuance of debt	15,450	—	—	—	—	15,450
Repayment of debt	(28,746)	—	—	—	—	(28,746)
Debt issuance costs	(1,445)	—	—	—	—	(1,445)
Changes in revolving debt, net	33,762	(4,847)	—	(9,258)	—	19,657
Changes in book overdrafts, net	—	—	(8,469)	48	—	(8,421)
Repurchase of common and preferred stock	(209)	—	—	—	—	(209)

Net cash provided by (used for) financing activities	10,110	(6,772)	484	(13,420)	5,884	(3,714)

Effect of foreign exchange rate changes on cash and cash equivalents	2,955	259	2,953	(39)	(5,884)	244

Cash and cash equivalents:
Increase (decrease) for the period	—	64	(397)	1,924	—	1,591
Balance, beginning of period	—	46	647	4,231	—	4,924

Balance, end of period	$—	$110	$250	$6,155	—	$6,515

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Outlook

          As reflected in year over year operating results, our business was impacted by lower demand for information technology staffing solutions, cost containment actions at major customers and deferrals of product development initiatives in the automotive industry. More recently, performance has been challenged by additional cost containment actions at several of our largest customers. Such actions affecting our business have included extended seasonal shutdowns in the third quarter beyond normal seasonal variances, contract staffing reductions, and a fee reduction that enabled us to secure a three-year contract with a first tier automotive supplier.

          To mitigate the anticipated impact of these emerging trends on future operating performance, we developed and began implementing an additional cost reduction plan in the third quarter. This plan will further reduce indirect and overhead costs while maintaining disciplined cash flow management. During the third quarter of 2003 we incurred about $2.0 million of restructuring and severance costs and realized a $1.8 million non-cash loss related to the sale of selected assets of our translation management business. The cost reduction plan is expected to be completed by the end of the fourth quarter of 2003 and will result in additional severance, restructuring, and non-cash charges as we complete the implementation. In total the plan includes an aggregate headcount reduction of approximately 300 employees and the consolidation of selected facilities in the United States and Europe. When fully implemented annualized savings of approximately $30.0 million are anticipated.

          We remain focused on building our customized services into standardized and scalable product offerings. We believe that this positioning of our services as integrated solutions will improve our value proposition to existing and prospective customers. Our strategy is to sell high value solutions by leveraging our global organization and existing customer base. Although we cannot provide assurance about the future, our actions are expected to enhance profitability on existing business and increase operating efficiencies while we work to expand our customer base, including growth in non-automotive markets.

          Net Sales

          For the first nine months of fiscal 2003, consolidated net sales decreased $81.2 million, or 13.1%, from $618.1 million during fiscal 2002 to $536.9 million during fiscal 2003. For the third quarter of fiscal 2003, consolidated net sales decreased $32.7 million, or 16.3%, from $200.6 million in fiscal 2002 to $167.9 million during fiscal 2003. Overall, the decline in sales reflects lower demand for automotive engineering and human capital management services and reductions from the closure/sale of certain unprofitable operations. Our sales by segment, net of intercompany sales, were as follows:

			Change

	2003	2002	$	%

	(dollars in thousands)
Fiscal Quarter:
Collaborative Engineering Management	$43,272	$55,312	$(12,040)	(21.8%)
Human Capital Management Services	57,421	79,662	(22,241)	(27.9%)
Technical and Marketing Services	67,167	65,582	1,585	2.4%

Total net sales	$167,860	$200,556	$(32,696)	(16.3%)

Fiscal Nine Months:
Collaborative Engineering Management	$144,595	$172,564	$(27,969)	(16.2%)
Human Capital Management Services	184,432	249,789	(65,357)	(26.2%)
Technical and Marketing Services	207,919	195,817	12,102	6.2%

Total net sales	$536,946	$618,170	$(81,224)	(13.1%)

          Sales of collaborative engineering services reflect declining volumes in our European operations partially offset by favorable exchange rates on sales resulting in a net decrease of $12.5 million and $32.5 million in Europe versus the third quarter and first nine months of 2002, respectively. Our sales were relatively flat for our North American engineering operations. Our European engineering operations have been challenged by cost reduction programs and reduced product development activities at key automotive customers. The decline in human

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

capital management services reflects reduced volumes in our engineering staffing in North America and Europe and reduced volumes of information technology and technical staffing services in our North American markets. The decrease in human capital management sales during the third quarter and the first nine months of 2003 includes $7.2 million and $18.9 million, respectively, of reductions as a result of the closure/sale of certain unprofitable operations as part of our ongoing cost reduction plans. In addition, our vendor management programs have been impacted by price reductions negotiated with customers to secure contract extensions. Sales of technical and marketing services improved versus 2002 as a result of favorable exchange rate changes affecting our European operations. The net impact of year over year exchange rate changes was to increase sales of technical and marketing services by about $5.4 million and $21.5 million for the third quarter and first nine months of 2003, respectively. Excluding the impact of foreign exchange rate changes, sales of technical and marketing services for the third quarter and the first nine months of 2003 decreased about $3.9 million, or 5.9% and $9.4 million or 4.8%, respectively, versus 2002. The decrease primarily reflects reduced demand for custom communication services in Italy due to program delays by our automotive customers and lower volumes in North America.

          Operating Profit

          Our consolidated gross profit and operating income for the periods presented were:

			Change

	2003	2002	$	%

	(dollars in thousands)
Fiscal Quarter:
Gross profit	$17,990	$27,437	$(9,447)	(34.4%)
% of net sales	10.7%	13.7%	n/a	n/a
Operating income (loss)	$(651)	$6,691	$(7,342)	(109.7%)
% of net sales	0.0%	3.3%	n/a	n/a
Fiscal Nine Months:
Gross profit	$61,267	$80,691	$(19,424)	(24.1%)
% of net sales	11.4%	13.1%	n/a	n/a
Operating income	$9,205	$18,971	$(9,766)	(51.5%)
% of net sales	1.7%	3.1%	n/a	n/a

          Overall, gross profit declined year over year as a result of reduced volumes and pricing pressures, primarily in our collaborative engineering and human capital management services. The impact of reduced volumes and pricing pressures was partially offset by cost reductions implemented throughout the company. Our cost reduction programs have focused primarily on indirect labor and related fringe benefit costs, elimination of unprofitable operations, consolidation of facilities and reductions of other indirect operating costs. These initiatives resulted in overall savings in excess of $8.0 million for the first nine months of 2003. Gross profit as a percentage of sales declined to 10.7% for the third quarter and 11.4% for the first nine months of 2003 compared to 13.7% and 13.1% during the corresponding periods of 2002. The decrease as a percent of sales for the first nine months of 2003 reflects unfavorable absorption of certain fixed costs, including underutilized facilities.

          Selling, general and administrative expenses decreased $4.5 million and $13.6 million compared to the third quarter and first nine months of 2002, respectively. Selling, general and administrative expenses, as a percentage of net sales, were 8.6% during the first nine months of fiscal 2003 compared to 9.7% in the comparable period of fiscal 2002. The decreases reflect ongoing cost reduction programs implemented across the company in late 2001 and throughout 2002. These reductions implemented prior to 2003 are expected to result in annualized savings of approximately $16 million. Cost savings achieved during the first nine months of 2003 were partially offset by charges resulting from additional cost reduction initiatives totaling $5.8 million. Restructuring and severance costs primarily include severance charges for targeted areas in North America and Europe in response to reduced levels of business. In addition, we recognized losses totaling $1.9 million primarily on the sale of certain assets of our European translation business and impairment of related goodwill.

          Interest expense

          Interest expense increased from $6.9 million during the third quarter of 2002 to $9.4 million during the third quarter of 2003, a $2.5 million increase. For the first nine months of 2003, interest expense increased $3.2 million versus 2002. Interest expense during 2003 includes charges totaling $2.4 million as a result of the refinancing of our bank debt outstanding as of August 1, 2003. The refinancing was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

treated as a debt extinguishment, requiring recognition of the loss, due to the extent of changes in terms and conditions of our outstanding debt. Under the debt extinguishment rules, certain prior and current financing costs must be expensed upon completion of the refinancing. The remaining increase in interest expense compared to 2002 primarily resulted from increased interest rates on debt outstanding.

          Income taxes

          Our provision for income taxes was $14.8 million and $15.0 million during the third quarter and first nine months of 2003, respectively. This compares to income tax expense of $0.2 million and $1.9 million for the comparable time periods of 2002. During the third quarter of 2003 we recorded a non-cash tax charge of $17.0 million to establish valuation allowances against a substantial portion of our deferred tax assets. Valuation allowances were required due to cumulative operating losses generated by certain operations. When negative evidence such as cumulative losses exists SFAS No. 109, Accounting for Income Taxes, requires management to place considerable weight on historical results and less weight on future projections when evaluating the realizeability of deferred tax assets. As a result, management determined that the likelihood of realizing certain deferred tax assets was not sufficient to allow for continued recognition of assets.

          Minority interest/equity in affiliates

          Minority interests and equity losses improved from an expense of $0.5 million during the first nine months of 2002 to income of $0.2 million during the first nine months of 2003. Expense during 2002 included minority interest cost of $0.5 million related to a 25% minority interest in Satiz and $0.2 million of equity losses from our investment in MTE Groups LLC. We acquired the minority interest in Satiz and wrote off our remaining investment in MTE during the fourth quarter of 2002.

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

Liquidity and Capital Resources

          Cash Flows

          General. Historically, our principal capital requirements are for working capital, product development initiatives, and capital expenditures for customer programs. These requirements have been met through a combination of senior debt, issuance of subordinated notes and cash from operations. In response to recent business conditions we have restrained our capital expenditures and increased efforts on disciplined management of working capital. Capital expenditure requirements for current programs have decreased commensurate with reduced demand for selected services and by redeploying underutilized assets. Days sales outstanding and other working capital metrics are monitored closely to minimize borrowings under our bank credit facility. Cash balances in excess of amounts required to fund daily operations are used to pay down any amounts outstanding under the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 60-day period after the invoice date. However, in connection with certain of our supply chain management and vendor management services, we collect related receivables at approximately the same time we make payment to suppliers.

          Operating Activities. Net cash provided by operating activities was $2.5 million for the first nine months of 2003 compared to $14.0 million during the comparable period of 2002. The decrease reflects a $6.3 million decrease in earnings before depreciation, amortization and other non-cash charges. The remaining change in net cash is related to changes in our working capital due primarily to the timing of vendor payments relative to the close of the fiscal period.

          Investing Activities. Net cash used for investing activities decreased $6.3 million from $9.0 million for the first nine months of 2002 to $2.7 million for the first nine months of 2003. Capital expenditure requirements for current programs decreased commensurate with the current lower volumes in business while discretionary spending was reduced as a result of management initiatives. Cash used to acquire businesses during 2002 included funding of the Draupner Associates AB acquisition and the acquisition of the remaining outstanding common stock of Cadform-MSX Engineering GmbH. Proceeds from the sale/disposal of property and equipment were the result of the company disposing of idle or obsolete equipment and the disposition of selected assets of our translation management business. Other cash from investing activities during the first nine months of 2002 primarily represents the refund of escrow funds related to an investment in MTE Groups LLC as a result of their non-attainment of earnings targets.

          Financing Activities. Net cash used in financing activities was $2.7 million for the first nine months of 2003 compared to cash used in financing activities of $3.7 million for the first nine months of 2002. During the third quarter of 2003 we completed our private offering of senior notes and used the proceeds to repay all debt under our old credit facility and to repay our outstanding revolving debt. Financing activities during 2003 also includes an increase in book overdrafts, of $6.8 million, compared to 2002 due to the timing of vendor payments.

          Liquidity and Available Financings

          Our total indebtedness as of September 28, 2003 consists of senior secured notes, mezzanine term notes, senior subordinated notes, our fourth lien term notes, borrowings under our credit facilities and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contingent commitments under letters of credit totaling about $4.6 million, without duplication, at September 28, 2003.

          Available borrowings under our credit facility as of September 28, 2003 are subject to accounts receivable balance requirements. As of September 28, 2003 we have $39.7 million available for immediate borrowing based on eligible accounts receivable as determined in accordance with our credit agreement, as amended.

          On August 1, 2003 we completed a private offering of senior secured notes and mezzanine term notes, both maturing October 15, 2007. We also entered into a new three-year senior secured revolving credit facility that consists of a $40.0 million revolving credit agreement plus an additional $5 million available exclusively for the issuance of letters of credit. In addition we also amended the terms of certain of our other debt obligations. Proceeds from the offering were used to repay term loans and revolving debt under our credit facilities that matured between December 2004 and December 2006. These transactions refinanced our debt obligations over a longer term and removed certain restrictive covenants in place under prior arrangements.

          We believe that our current financing arrangements provide us with sufficient financial flexibility to fund our operations and debt service requirements through the term of our new senior credit facility with an expected maturity of July 2006, although there can be no assurance that will be the case. Financing requirements over the longer term will require additional access to capital markets. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our new credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Significant Accounting Policies

          Certain accounting policies applied require management’s judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information.

          During the third quarter of 2003 we established one additional significant accounting policy related to the valuation of common stock purchase warrants. In connection with the issuance of the mezzanine term notes, discussed in Note 6, we granted to Citicorp Mezzanine III, L.P. the right to purchase 666,649 shares of our Class A common stock. The purchase warrants are exercisable at a price of $0.01 per share, subject to certain anti-dilution adjustments, through July 31, 2013. To determine the fair value of the warrants we completed a discounted cash flow analysis, which requires management to make significant estimates and assumptions including, but not limited to, long-term projections of cash flows, market conditions, and appropriate discount rates. During the third quarter of 2003, we recorded common stock purchase warrants at a fair value of $750,000. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a different fair market value assigned to the warrants.

New Accounting Pronouncement

          In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities because they embody an obligation of the company. The company will adopt FAS 150 beginning in the first fiscal quarter of 2004. Once adopted we are likely to be required to classify preferred stock as a liability and the corresponding accrued dividends as a component of interest expense.

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

          Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These important factors include: our leverage and related exposure to changes in interest rates; our reliance on major customers in the automotive industry and the timing of their product development and other initiatives; the market demand for our technical business services in general; our ability to recruit and place qualified personnel; delays or unexpected costs associated with cost reduction efforts; risks associated with operating internationally, including economic, political and currency risks; and risks associated with our acquisition strategy. Additional information concerning these and other factors are discussed in MSX International’s Registration Statement on Form S-4 (dated September 30, 2003) and in other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          We are exposed to certain market risks, including interest rate risks. As a result of the sale of senior secured notes and related notes, risks associated with interest rate management have changed since our fiscal year ended December 29, 2002. As of September 28, 2003 we had outstanding $130 million of senior subordinated notes at a fixed interest rate of 11.375%, $75 million of senior secured notes at a fixed interest rate of 11%, $25 million of mezzanine term notes at a fixed interest rate of 11.5% and $17.4 million of fourth lien term notes at a fixed interest rate of 10%. In addition to the fixed interest rate obligations, we have a $40 million revolver with variable interest rates. The debt outstanding under the revolver is determined by our operating cash flows and therefore will fluctuate on a regular basis.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is proceeding in both federal court and in an arbitration proceeding. It involves claims and counter claims asserted by both parties in connection with a contingent earnout obligation related to the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. and various other claims by and against two former employees. Litigation is subject to significant uncertainty and any final result could be greater or less than what management anticipates. However, we believe that none of the legal proceedings will have a material adverse effect on our financial condition, results of operations or long-term cash flows.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

99.1	Press release announcing 2003 third quarter results

(b) Reports on Form 8-K:

During the period covered by this report, the following reports were filed on Form 8-K:

•	July 7, 2003 reporting under “Item 5. Other Events” and “Item 7. Financial Statements and Exhibits” an announcement regarding our proposed offer to sell approximately $100 million of senior secured notes.

•	July 16, 2003 reporting under “Item 9. Regulation FD Disclosure” the announcement of our expected 2003 second quarter results.

•	July 28, 2003 reporting under “Item 5. Other Events” announcing that we priced our private offering of senior secured notes.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn
Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer and authorized signatory)

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

99.1	Press release announcing 3rd quarter results