Form 10-K
period 2003-12-28
MSX INTERNATIONAL INC
filed 2004-03-19
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 333-49821

MSX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3323099
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1950 Concept Drive, Warren, Michigan	48091
(Address of principal executive offices)	(Zip Code)

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

Yes [X]        No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes [  ] No [X]

No substantial amounts of the registrant’s common stock are held by non-affiliates of the registrant.

Number of shares outstanding of each of the registrant’s classes of common stock at March 19, 2004:

486,354 shares of Class A Common Stock, $0.01 par value.

PART I

Item 1. Business.

     General

     We are a global provider of outsourced technical business services. Our broad range of technical services improves the business performance of our customers by reducing costs, enhancing operating effectiveness, and improving quality. Our customers value our in-depth knowledge of their business requirements and systems, our international delivery capability, and our proprietary processes and unique technical skills. We currently have over 6,100 employees providing technical services to more than 600 clients in 25 countries.

     Several benefits which drive increased outsourcing include reduced operating costs, lower capital investment, and increased management focus on core activities. Outsourcing also improves operating flexibility by increasing the variability of a company’s cost structure. While our services provide these benefits to our customers, we also focus on delivering higher value outsourcing services by providing our customers access to unique expertise and technologies. This expertise and these proprietary technologies enhance the value of outsourcing to our customers and provide greater profit margin opportunities for our company.

     Technical Service Offerings

     Our business is organized into three segments: human capital services, business services, and engineering services. The following table shows a summary of our net sales by segment, net of intercompany sales, for the three fiscal years ended December 28, 2003. Additional information on our operating results by segment appears in Note 16 of our consolidated financial statements included under Item 8 of this report.

	Fiscal Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
	(in thousands)
Human Capital Services	$412,948	$322,300	$237,445
Business Services	260,118	259,049	275,922
Engineering Services	256,191	226,084	192,025

Total net sales	$929,257	$807,433	$705,392

     Our scalable solutions and customized offerings are adapted to customer needs that have emerged in recent years due to the convergence of digital communication technologies and business process improvement initiatives. Our net sales are based principally on fees charged for resources provided to support development, manufacturing and distribution of customer products and services. We believe that our customers will increasingly rely on outside vendors to provide them with these essential services, allowing them to improve operating efficiency by focusing on core competencies.

     The domestic and foreign markets for our services are highly competitive. In some cases, our competitors include a number of other well-established vendors, as well as customers with their own internal capabilities. Although a number of companies of varying size compete with us, no single competitor is substantially in competition with respect to all of our services. The following summarizes each of our segments.

     Human Capital Services

     We provide a broad range of services to help maximize the effectiveness, flow and utilization of human capital in technology-oriented environments. Staffing solutions include:

•	Contingent staffing—traditional temporary and/or permanent staffing for information technology, engineering or other professional staff needs. Our staffing capabilities include design and production engineers, computer operators, database specialists, network administrators and specialists, PC support staff, software engineers, systems analysts and administrators, and technical support specialists.

•	Vendor management programs—management of the entire contract staffing procurement and deployment process on a regional, national or global basis utilizing web enabled supporting technologies

•	Specialized training—training programs and virtual training courseware

     Our competitors in human capital services include Adecco International, CDI, Keane, kforce, Manpower, Kelly Services Technical, Olsten, Randstad (in Europe only), TechAid, Volt, and numerous regional information technology-staffing firms. Other indirect competitors include Monster.com (a subsidiary of Monster Worldwide) and other internet-based staffing resources.

     Business Services

     We deliver a range of technology-based business services to meet the outsourcing requirements of our customers. Our business services segment give our customers the actionable product, market and customer information they need to improve product quality, reduce costs and improve customer loyalty and satisfaction. We also offer communication solutions that facilitate our customer’s communication strategies by creating, maintaining and delivering information. Our service offerings include:

•	Warranty support programs – warranty process improvement consulting, claims assessment and analysis, contract administration of extended warranty programs, and management and operation of parts return centers

•	Product quality improvement programs – supplier quality assurance, technical call centers, and quality training and consulting programs

•	Retail support programs – process improvement consulting, customer satisfaction program management, and training programs

•	Technical and consumer publishing – assists our customers in reducing cost and cycle time by facilitating the reuse and repurposing of content in technical writing, translation, print and distribution

•	Integrated marketing support and research services – supports the development and implementation of personalized marketing programs including copy and design, translation, printing and distribution

•	Integrated document management – assists our customers in facilitating the internal development and distribution of knowledge across their organizations. Our services include document imaging and on-site document centers

•	Outsourced purchasing services – management of the procurement process from initial requisition to supplier payment

     In many cases, our principal competition for these business services is the customer’s in-house operations. Our competitors for these business services include, but are not limited to Accenture, EDS, IBM, ICG Commerce, Maritz, TeleTech/Percepta, Atisae, Valley Forge/SPX, Bowne, Xerox, and Budco.

     Engineering Services

     We provide a complete range of engineering services, including consultancy, product and process development and full program management. Our customer base is primarily concentrated in the automotive industry. Our services are delivered through all phases of the product development cycle. Service offerings include:

•	Technical consultancy – consultancy that supports complete engineering and niche vehicle programs and the application of processes and technology tools to achieve best in class product quality, timing and cost

•	Technology applications – we apply technology and CAE tools to execute projects, including virtual engineering (digital design, predictive analysis, dimensional management, CAD engineering and manufacturing simulation). This reduces development process cycle time and minimizes requirements for physical prototypes and testing.

•	Engineering services – we provide general engineering services required to deliver successful products. These include studio services, product engineering (body structures, chassis and trim), system integration in powertrain and electronics, prototype build, manufacturing engineering, and low volume vehicle build.

     Engineering competitors vary depending on services provided and geographic reach. Customers are focused on companies that can provide global reach, depth and breadth of experience. In North America, Magna, Porsche, Roush Industries, and Wagon Inc., among others, deliver similar engineering services. European competition includes Bertrandt, Rücker, IVM, Magna-Steyr, Porsche, Stola, Pininfarina, Italdesign, Engineering & Design AG and Hawtal Whiting, a subsidiary of Wagon plc.

Significant Customers and Supply Relationships

     Our customers include the major United States and European automotive OEMs and automotive suppliers. Although we have more than 600 customers, Ford Motor Company (“Ford”), DaimlerChrysler AG (“DaimlerChrysler”), General Motors Corporation (“General Motors”), and Fiat Auto S.p.A. (“Fiat”), including their automotive subsidiaries, together accounted for 64.7% of our net sales for the fiscal year ended December 28, 2003.

     A substantial portion of our sales to selected large customers are sales of services that we or our predecessor companies have been providing to these customers for numerous years. We often deliver these services on a preferred or sole supplier basis, frequently in several countries or to multiple customer subsidiaries. Often we are integrated with or utilize our customers’ systems and processes. In many instances, we are co-located in our customers’ facilities. Our services are an integral part of our customers’ day-to-day operations. Such relationships permit a degree of forward revenue visibility. They also give us the opportunity to expand existing customer relationships by cross-selling our other technical business services.

     Part of our business with Ford during 2003 included the operation of a comprehensive management system for staffing services. In previous years these services were delivered pursuant to the Ford Master Vendor Agreement, which we had entered into as part of our 1997 acquisition of Geometric Results, Inc. Upon expiration of the original term of the Ford Master Vendor Agreement in August 2002, both Ford and MSXI verbally agreed to extend the term of the agreement pending the negotiation of a revised one-year arrangement, which was ultimately executed and in effect from January 1, 2003 to December 31, 2003. An agreement to extend the contract from January 1, 2004 to December 31, 2004 has been executed. Other business services previously performed pursuant to the companion Ford Master Supply Agreement were generally subject to annual renegotiation. These services are now delivered to Ford based on an annual purchase orders.

     A significant portion of our $53.0 million in sales to Fiat during 2003 were made pursuant to purchase orders with Fiat’s principal manufacturing companies, including Fiat Auto. These purchase orders were modified and extended when we acquired Satiz S.r.l. in December 1999. These agreements were extended to five-year terms and include exclusivity provisions for selected services, which are subject to agreed quality benchmarking procedures. Our services to Fiat are subject to annual price reductions based on the volume of sales. Contractual price reductions as a result of this agreement have not had a significant impact on our business.

     We believe we have developed strong relationships with our customers. We have a reputation for quality, reliability and service that has been recognized through Ford’s Q1 award, among others. In addition, most of our operations comply with ISO quality standards. Certification to ISO standards requires a determination by an independent assessor that the operation is in compliance with a documented quality management system.

     Our services, especially to automotive customers, are frequently delivered pursuant to annual purchase orders that establish commercial terms, but which may vary in actual demand. Except as otherwise noted above, no material portion of our business is dependent upon any one customer or is subject to contractual renegotiation of prices. In general, equipment and technologies required to support our service offerings are obtainable from various sources in the quantities desired.

Global Capabilities

     We believe our international presence is an important competitive advantage in winning and retaining new business and meeting the global sourcing, quality and engineering requirements of many of our customers. We currently provide services in 25 countries and we believe we are the only company currently providing such a broad range of services to the automotive industry on a worldwide basis. Foreign operations are subject to political, monetary, economic and other risks associated with international businesses. Additional information about market risks is included under Item 7A of this report. For the fiscal year ended December 28, 2003, 43% of our net sales were generated outside of the United States.

     Additional financial information concerning our geographic coverage is set forth in Note 16 to our consolidated financial statements included under Item 8 of this report.

     Organizational Development

     We made several key appointments to our executive team in 2003, including the appointment of Robert Netolicka as President and Chief Operating Officer in June 2003. Effective January 1, 2004 Mr. Netolicka became President and Chief Executive Officer. Organizational changes were made to position the company to achieve its business strategy and to reduce overhead and other indirect costs. A matrix organization was implemented in 2003 to enhance customer responsiveness and regional accountability, while supporting efforts to grow our non-automotive client base and increase our emphasis on service offerings which yield high returns on investment. Additional information on our executive officers appears in Item 10 of this report.

     The following table shows the geographic distribution of our employees:

Number of
Region	Employees
North America	3,760
United Kingdom	480
Italy	607
Germany	513
Rest of Europe	407
Other	382

Total	6,149

     A small portion of our employees in the United States are members of unions. We believe that our current relations with our employees are good. There are not any issues arising under a collective bargaining agreement, which would have a material adverse effect on our financial condition, results of operations or long term cash flows.

     We depend upon our ability to attract, retain and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the needs of our customers. Competition for individuals with proven technical or professional skills is intense. We compete with other technical service companies, as well as customers and other employers for qualified personnel.

     Seasonality of our Business

     The number of billing days in a fixed period and the seasonality of our customers’ businesses affect our operating results. Demand for some of our services has historically been lower during automotive shutdown periods including both summer and year-end holidays.

     Environmental

     Due to the nature of our service offerings, compliance with foreign, federal, state and local environmental protection laws and regulations is not expected to result in material capital expenditures or have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.

     Patents and Trademarks

     We hold a number of United States and foreign patents, licenses, copyrights, tradenames and trademarks. Although we consider our intellectual property valuable, we do not believe that there is any reasonable likelihood of the loss of any rights that would have a material effect on our operating units, services or present business as a whole.

Item 2. Properties.

     The following table sets forth the current number of facilities we operate by region. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and projected operating needs. The number of facilities in any region is dictated by the local demographics and requirements to support our customers’ needs. Our facilities are utilized to provide all or any combination of our service offerings. Due to cost saving plans implemented during 2003, our number of facilities has declined.

Number
of
Region	Facilities
North America	26
Italy	16
Germany	7
United Kingdom	4
Rest of Europe	5
Other	2

Total	60

     All of our facilities are leased with the exception of one facility in Europe. We believe that the termination of any one lease would not have a material adverse affect on our business.

Item 3. Legal Proceedings.

     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is a proceeding in both federal court and in an arbitration proceeding. It involves claims and counter claims asserted by both parties in connection with a contingent earnout obligation related to the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. and various other claims by and against two former employees. Another such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. Litigation is subject to significant uncertainty and any final result could be greater or less than what management anticipates. However, we believe that none of the legal proceedings will have a material adverse effect on our financial condition, results of operation or long-term cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     On December 8, 2003, the Company’s stockholders adopted resolutions by written consent of the stockholders holding a majority of the Company’s stock that were eligible to vote on such matters. A brief description of each of the matters adopted by the Company’s stockholders is set forth below:

     A resolution to amend the company’s certificate of incorporation was adopted. The amendment to the certificate of incorporation was approved in anticipation of a recapitalization of the company’s common stock and the amendment contained terms that were necessary to effect the stock recapitalization.

     The company’s stockholders adopted a plan of recapitalization that provided for a reverse stock split of all series of the company’s common stock resulting in a 40:1 stock recapitalization.

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

     During 1999 and 2003, we completed offers to exchange new senior subordinated notes and senior secured notes, respectively, that had been registered under the Securities Act of 1933 for similar notes that had not been registered.

     We may not declare or pay any dividends or other distributions with respect to any common stock or other class or series of stock ranking junior to our Series A Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. See Note 12 to our consolidated financial statements included under Item 8 of this report.

Item 6. Selected Financial Data.

     The selected historical consolidated financial data (other than EBITDA, as defined) as of and for the five fiscal years ended December 28, 2003 have been derived from the audited historical financial statements of MSXI. The results of operations for the periods presented include the results of operations of acquired companies from the effective date of their acquisition. The selected financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended
	January 2,	December 31,	December 30,	December 29,	December 28,
	2000	2000	2001	2002	2003
	(in thousands)
Results of Operations Data:
Net Sales	$759,842	$1,035,223	$929,257	$807,433	$705,392
Cost of sales	653,274	889,286	808,788	706,602	627,371

Gross profit	106,568	145,937	120,469	100,831	78,021
Selling, general and administrative expenses	65,082	83,238	80,936	79,114	59,323
Amortization of goodwill and intangibles	3,156	5,583	6,222	—	—
Goodwill impairment charges	—	—	—	8,726	—
Restructuring and severance costs	—	—	1,272	8,046	31,489
Loss on asset impairment and sale	—	—	—	4,356	1,893

Operating income (loss)	38,330	57,116	32,039	589	(14,684)
Interest expense, net	21,141	30,119	27,881	25,931	29,808

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	17,189	26,997	4,158	(25,342)	(44,492)
Income tax provision (benefit)	6,995	11,340	1,712	(3,488)	19,740
Less minority interests and equity in net losses of affiliates, net of taxes	—	766	1,943	2,638	(219)

Income (loss) before cumulative effect of accounting change for goodwill	$10,194	$14,891	$503	$(24,492)	$(64,013)

Balance Sheet Data:
Cash and cash equivalents	$6,879	$4,686	$4,924	$10,935	$36,650
Accounts receivable, net	306,978	317,458	252,868	211,957	219,219
Total assets	524,190	577,029	514,382	432,542	438,973
Total senior debt	115,846	136,846	116,654	104,674	130,261
Total debt	245,846	266,846	246,654	234,674	260,261
Mandatorily redeemable preferred stock	51,019	57,325	64,574	72,629	81,812
Shareholders’ deficit	(35,598)	(36,787)	(44,061)	(108,817)	(174,709)
Other Data:
EBITDA, as defined (A)	$60,803	$85,293	$59,944	$35,770	$15,911
Capital expenditures	16,692	18,168	19,243	9,003	5,250

(A)	EBITDA is not a measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States. We have included EBITDA because we believe it is an indicative measure of operating performance and is used by investors and analysts to evaluate companies with our capital structure. As presented by us, EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for, operating income, net income (loss), cash flows and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

EBITDA for each period is presented as defined in the senior secured note indenture and is calculated as income (loss) before the cumulative effect of accounting changes, plus (i) income tax expense/(benefit), (ii) Michigan single business and similar taxes, (iii) minority interests and equity in affiliates, (iv) net interest expense, (v) loss on asset impairment and sale, (vi) depreciation and amortization and (vii) goodwill impairment charges. Losses on asset impairment and sale and goodwill impairment charges have been added back for EBITDA purposes as these represent charges that will not require cash settlement at any future date. Michigan single business and similar taxes are treated like other income based taxes for purposes of EBITDA calculations.

     The following table reconciles income (loss) before the cumulative effect of an accounting change to EBITDA, as defined:

	Fiscal Year Ended
	January 2,	December 31,	December 30,	December 29,	December 28,
	2000	2000	2001	2002	2003
	(in thousands)
Income (loss) before cumulative effect of accounting change	$10,194	$14,891	$503	$(24,492)	$(64,013)
Income tax provision (benefit)	6,995	11,340	1,712	($3,488)	19,740
Michigan single business and similar taxes	5,634	5,669	4,695	3,744	3,179
Minority interests and equity in affiliates, net of taxes	—	766	1,943	2,638	(219)
Interest expense, net	21,141	30,119	27,881	25,931	29,808
Loss on asset impairment and sale	—	—	—	4,356	1,893
Depreciation and amortization	16,839	22,508	23,210	18,355	25,523
Goodwill impairment charges	—	—	—	8,726	—

EBITDA, as defined	$60,803	$85,293	$59,944	$35,770	$15,911

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

     We are a significant supplier of technical business services and have developed, through internal growth and acquisition, extensive international service delivery capability. We are executing the following business strategy to leverage our commercial strengths:

     • Capitalize on growing trend toward outsourcing – In many instances, our principal competition is our customers’ in-house operations. These internal resources often have other operational priorities, or they have become relatively costly or non-responsive to organizational requirements. We believe our customers are implementing outsourcing strategies in order to reduce costs, increase flexibility, and gain access to unique expertise or technologies.

     • Grow our non-automotive client base – Based on our significant experience delivering complex technical services to the automotive industry, we possess the credibility and technical expertise to serve other industries with similar outsourcing requirements. We are expanding and diversifying our client base by cross-selling our capabilities to existing non-automotive customers and by continuing to expand our customer portfolio.

     • Increase market share by delivering integrated services and cross-selling – We have a diverse, international client base of over 600 corporations in 25 countries. Our goal is to provide our customers with an integrated portfolio of technical business services and to enhance our revenues per customer by cross-selling services.

     • Increase margins through emphasis on higher return service offerings – We are committed to developing and delivering higher value-added, business solutions to address the complex and evolving outsourcing needs of our customers. We believe this will both enhance profitability and solidify our position as a one-stop outsourced business service provider. Specific areas of emphasis include non-automotive technical staffing, and warranty- and aftermarket-related business services.

     Our business segments are affected by differing industry dynamics. As a result of recent trends, we have experienced an overall revenue decline during the past three years. Our revenue remains under pressure from continuing cost containment actions at our major customers. In response to difficult industry conditions we completed a significant restructuring plan in 2003 that reduced our headcount, consolidated underutilized facilities and eliminated unfavorable leases. We believe that automotive OEM budgets will generally remain stable in the next 12 to 24 months as our customers pursue cost reductions on their existing platforms and launch new concepts and products. Economic growth in the Americas and Europe is also expected to support the continuing development of our business. Operating trends in the first quarter of 2004 appear to support the key assumptions in the Company’s 2004 operating plan.

     We remain focused on building our customized services into standardized and scalable product offerings. We believe that this positioning of our services as integrated solutions will improve our value proposition to existing and prospective customers. Our strategy is to sell high value solutions by leveraging our global organization and existing customer base. As we continue to expand our services with current customers in the automotive industry, an important strategy is to expand our customer relationships to other industries. Our targeted markets include transportation, medical products, and financial services, among others. Although we cannot provide assurance about the future, our actions are expected to enhance profitability on existing business and increase operating efficiencies while we work to expand our customer base, including growth in non-automotive markets.

     The following analysis of our results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and the related notes included under Item 8 of this report. The results of operations for the fiscal years ended December 30, 2001, December 29, 2002, and December 28, 2003 include the results of operations of acquired companies from the effective date of their acquisition and the results of business units that have been modified or discontinued due to restructuring actions.

Results of Operations

     Restructuring Initiatives

     As reflected in year over year operating results, our business was impacted by lower demand for information technology staffing solutions, cost containment actions at major customers and deferrals of product development initiatives in the automotive industry. More recently, performance has been challenged by additional cost containment actions at several of our largest customers. Such actions affecting our business have included extended seasonal shutdowns beyond normal seasonal variances, contract staffing reductions, and fee reductions that enabled us to secure long term contract renewals for our vendor management programs.

     In response to these trends, management has commenced operational streamlining initiatives in an effort to optimize the Company’s cost structure and align resources with the Company’s growth strategy. The incremental costs of these programs have been reported during these years as restructuring charges and all initiatives to date have been fully executed at the end of fiscal 2003. Based on the initiatives we anticipate annual savings of $34.4 million in 2004. The table below details the restructuring charges for the last three fiscal years:

	Fiscal Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
	(in thousands)
Employee termination costs	$1,272	$7,439	$12,234
Facility consolidation costs	—	500	7,311
Other contractual costs	—	107	3,324
Asset impairments	—	—	8,230
Other	—	—	390

Total restructuring charges	$1,272	$8,046	$31,489

     Employee termination costs

     Employee terminations resulting from our 2003 cost reduction plan affected approximately 320 indirect employees throughout the United States and Europe. The costs associated with employee terminations consist of severance pay, placement services, and legal and related fees. In accordance with SFAS 146 these charges were recorded at the time it was communicated to the employees that they were being involuntarily terminated. As of December 28, 2003 there is approximately $8.0 million in accrued severance costs that are expected to be paid during fiscal 2004. Prior to 2003 the headcount reductions affected primarily indirect and administrative staff positions throughout the United States and Europe.

     Facility consolidation costs

     During 2003 the company completed an analysis of its operating facilities based on profitability, lease terms and geographic requirements. As a result of this analysis we reduced our operating facilities from 78 at December 29, 2002 to 60 one year later. A charge of $7.3 million was recorded in the fourth quarter of 2003 as a result of these consolidations. Facility consolidation costs include rental expense, property taxes, commissions, moving expenses and legal fees associated with the vacating of facilities. As of December 28, 2003 the unpaid portion of the 2003 facility consolidations costs totaled $6.0 million and are expected to be substantially paid during fiscal 2004.

     Other contractual costs

     As part of our cost savings initiatives, we also analyzed our operating lease obligations and determined that selected leases no longer provided economic benefit to the company. In accordance with SFAS 146 we recorded a liability for these leases equal to their fair values based on the remaining lease obligations. These costs include the termination of operating leases for computer software and equipment and certain other leases. As of December 28, 2003 the unpaid portion of operating lease obligations totaled $3.1 million and is expected to be substantially paid during fiscal 2004.

     Asset impairment charges

     During 2003 the company recorded non-cash asset impairment charges totaling $8.2 million. The charges were based on an assessment of the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process for 2004. Assets are considered impaired if the book value exceeds the undiscounted cash flows expected from the use of the asset. The charges also included leasehold improvements that were abandoned as a result of our facility consolidations.

     Fiscal Year Ended December 29, 2002 Compared with the Fiscal Year Ended December 28, 2003

     Net Sales. Overall, the decline in sales reflects lower demand for automotive engineering and human capital services and reductions from the closure/sale of certain unprofitable operations. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Year		Change
	2002	2003	$	%
	(dollars in thousands)
Human Capital Services	$322,300	$237,445	$(84,855)	(26.3%)
Business Services	259,049	275,922	16,873	6.5%
Engineering Services	226,084	192,025	(34,059)	(15.1%)

Total net sales	$807,433	$705,392	$(102,041)	(12.6%)

     The decline in human capital services reflects reduced volumes in our engineering staffing in both the United States and Europe and reduced volumes of information technology and technical staffing services in our regional U.S. markets. The decrease in human capital services revenue during fiscal 2003 includes $25.1 million of reductions as a result of the closure/sale of certain unprofitable operations as part of our ongoing cost reduction plans. In addition, our vendor management programs have been impacted by price reductions negotiated with customers to secure contract extensions.

     Sales of business services improved versus 2002 as a result of favorable exchange rate changes affecting our European operations. The net impact of year over year exchange rate changes was to increase sales of business services by about $30.0 million. Excluding the favorable impact of foreign exchange rate changes and a reduction in revenue of $2.1 million due to the sale of an unprofitable operation, sales of business services for fiscal 2003 decreased about $11.1 million, or 4.3% versus 2002. The decrease primarily reflects reduced demand for technical and consumer publishing services in Italy due to program delays by our automotive customers and lower volumes in North America.

     Sales of our engineering services reflect a significant decline in volumes in our European operations partially offset by a favorable exchange impact of $7.0 million on sales. After adjusting for the impact of exchange rates variances, our European engineering operations reflect a net decrease of $39.4 million compared to fiscal 2002. Sales from our engineering operations in North and South America declined $2.0 million compared to fiscal 2002, reflecting relatively stable demand. Our engineering operations have been challenged by cost reduction programs and reduced product development activities at key automotive customers. The decrease in engineering operations also includes $3.6 million of reduced volume due to the closure of certain unprofitable operations.

     Operating Income. Our consolidated gross profit and operating income for the periods presented were:

	Fiscal Year Ended		Decrease
	2002	2003	$	%
	(dollars in thousands)
Gross profit	$100,831	$78,021	$(22,810)	(22.6%)
% of net sales	12.5%	11.1%	n/a	n/a
Operating income (loss)	$589	$(14,684)	$(15,273)	n/a
% of net sales	0.1%	(2.1)%	n/a	n/a

     Overall, gross profit declined year over year as a result of reduced volumes and pricing pressures, primarily in our engineering services and human capital services. Volume reductions resulted in a decrease in gross margins of over $28.0 million versus 2002. The impact of reduced volumes and pricing pressures was partially offset by cost reductions implemented throughout the company. Our cost reduction programs have focused primarily on indirect labor and related fringe benefit costs, elimination of unprofitable operations, consolidation of facilities and reductions of other indirect operating costs. These initiatives resulted in overall gross profit savings in excess of $8.5 million during fiscal 2003 and we anticipate additional annualized savings of $19.0 million in 2004. Gross profit as a percentage of sales declined to 11.1% for 2003 compared to 12.5% for 2002. The decrease as a percent of sales reflects pricing pressures affecting our business, and unfavorable absorption of certain fixed costs, including underutilized facilities.

     Selling, general and administrative expenses decreased $19.8 million compared to fiscal 2002. Selling, general and administrative expenses, as a percentage of net sales, were 8.4% during fiscal 2003 compared to 9.8% during fiscal 2002. The decrease reflects ongoing cost reduction programs implemented across the company throughout 2002 and 2003. These cost reductions are expected to result in additional annualized savings of approximately $15.4 million in 2004.

     Operating results during 2002 and 2003 include various restructuring charges totaling $8.0 million and $31.5 million, respectively. For a detailed analysis and explanation of these costs refer to “Restructuring Initiatives” above. Results for 2002 include a goodwill impairment charge totaling $8.7 million. The 2002 charge was calculated based on a fair value impairment analysis in accordance with SFAS No. 142. An equivalent analysis was performed during 2003 resulting in no impairment charge. Fair value improvements during 2003 reflect the impact of restructuring actions taken and improvements in market assumptions and related forecasted results.

     Loss on asset impairment and sale. During the third quarter of 2003 we sold selected assets of our translation management business in Europe, receiving cash consideration of approximately $0.5 million. This transaction resulted in a loss on the sale of $1.1 million and a related charge against goodwill associated with these assets totaling $0.7 million. The sale was completed as part of our restructuring efforts in response to forecasted operating losses generated by this business.

     During the fourth quarter of 2002 we sold our human capital services operations in Italy and recognized a loss on our investment in Prototipo Holding BV. The sale of Quandoccorre Interinale and QR Quandoccorre, our Italian staffing operations, was completed as part of our restructuring efforts in response to current and forecasted operating losses resulting from developments in the staffing markets these businesses competed in. The sale proceeds totaled about $1.0 million, resulting in a non-cash loss on the sale of $2.7 million during the fourth quarter of 2002. The operations, which were acquired in a series of transactions beginning in 1999, had reported operating losses of about $1.0 million through November of 2002. The loss on investment in Prototipo Holding BV amounted to $1.6 million and reflected a reduction in the market value of the business due to their weakened economic performance.

     Interest Expense. Interest expense increased $3.9 million, from $25.9 million during fiscal 2002 to $29.8 million during fiscal 2003. Interest expense during 2003 includes the write off of deferred financing costs totaling $2.4 million which resulted from the refinancing of our senior bank debt on August 1, 2003. The refinancing of debt outstanding on that date was treated as a debt extinguishment, requiring recognition of these costs, due to the extent of changes in terms and conditions of our outstanding debt. The remaining increase in interest expense compared to 2002 primarily resulted from increased interest rates on debt outstanding as a result of the refinancing. Additional information on interest rate market risk is included under Item 7A of this report.

     Income taxes. Our provision for income taxes was $19.7 million during fiscal 2003. This compares to an income tax benefit of $3.5 million during fiscal 2002. During fiscal 2003 we recorded a non-cash tax charge of $34.8 million to establish valuation allowances against a substantial portion of our deferred tax assets. Valuation allowances were required due to cumulative operating losses generated by certain operations. When negative evidence such as cumulative losses exists SFAS No. 109, Accounting for Income Taxes, requires management to place considerable weight on historical results and less weight on future projections when evaluating the realizability of deferred tax assets. As a result, management determined that the likelihood of realizing certain deferred tax assets was not sufficient to allow for continued recognition of assets.

     Minority interests and equity in net losses of affiliates. Minority interests and equity losses improved from an expense of $2.6 million during the fiscal 2002 to income of $0.2 million during fiscal 2003. Minority interest and equity losses during 2002 include $2.6 million in losses related to MTE Groups LLC, a minority-certified tooling and business services company in which we owned an equity investment. During 2002, MTE experienced serious market challenges from key customers that ultimately impaired its financial performance, resulting in significant liquidity problems. As a result of their performance and the lack of liquidity that emerged in the fourth quarter of 2002, the remaining value of our investment was written off during the fourth quarter of 2002.

     Fiscal Year Ended December 30, 2001 Compared with the Fiscal Year Ended December 29, 2002

     Net Sales. Overall, our net sales during 2002 reflect weak demand for automotive engineering and human capital services as our customers have reduced or delayed spending on information technology projects and product development programs. Reductions in Europe were partially offset by improved exchange rates versus the dollar. Our sales by service line, net of intercompany sales, were as follows:

	Fiscal Year		Decrease
	2001	2002	$	%
	(dollars in thousands)
Human Capital Services	$412,948	$322,300	$(90,648)	(22.0%)
Business Services	260,118	259,049	(1,069)	(0.4%)
Engineering Services	256,191	226,084	(30,107)	(11.8%)

Total net sales	$929,257	$807,433	$(121,824)	(13.1%)

     The decline in human capital services reflects lower volumes in our engineering staffing business in North America and Europe and reduced volumes of information technology staffing services in our North American market. In addition, our human capital programs have been subject to customer mandated price reductions. During the fourth quarter of fiscal 2002, we completed the sale of our Italian staffing operations, which reported sales of $13.2 million during 2002. Sales of our business services decreased slightly from fiscal 2001. The 2002 results include $6.8 million of incremental sales from the acquisition of Draupner Associates AB effective January 1, 2002. Excluding the incremental sales from this acquisition, sales of our business services declined $7.9 million, or 3.0%, reflecting relatively flat demand for our services. Engineering sales during fiscal 2002 included $16.5 million of incremental sales from the consolidation of Cadform-MSX Engineering GmbH effective January 1, 2002. Excluding incremental sales from the consolidation of Cadform, engineering services decreased $46.6 million, or 18.2% compared to fiscal 2001. The decrease reflects lower demand for automotive design and specialty work in substantially all of our geographic markets and mandatory price reductions from certain customers.

     Operating Income. Our consolidated gross profit and operating income for the periods presented were:

	Fiscal Year Ended		Decrease
	2001	2002	$	%
	(dollars in thousands)
Gross profit	$120,469	$100,831	$(19,638)	(16.3%)
% of net sales	13.0%	12.5%	n/a	n/a
Operating income	$32,039	$589	$(31,450)	(98.2%)
% of net sales	3.4%	0.1%	n/a	n/a

     Gross profit during fiscal 2002 includes a $2.2 million benefit related to the early termination of a long-term engagement. Gross profit during 2002 also includes $6.0 million of product development and start up costs for our supply chain management service offerings. Excluding these development costs and the early termination benefit, overall gross profits decreased 13.1% compared to fiscal 2001. The overall decrease reflects reductions in engineering services and human capital profits. The reduced profitability primarily reflects lower volumes and reduced margins resulting from price reductions. Reductions in sales volume and the impact of price reductions were partially offset by cost reductions implemented throughout the company and improved results from our business services. Overall our cost reduction programs, which began in the fourth quarter of 2001, resulted in savings in excess of $23 million for the full 2002 year, primarily in indirect labor, related fringe and benefit costs, and other operating costs.

     Selling, general and administrative expenses, as a percentage of net sales, were 9.8% during fiscal 2002 compared to 8.7% during fiscal 2001, despite an overall decrease of $1.8 million. The increase as a percentage of sales reflects the impact of lower volumes during fiscal 2002 and investments in our sales efforts. To date, the impact of cost reductions that we started implementing during the fourth quarter of 2001 and throughout 2002 have been partially offset by investments to develop our marketing, sales, and product portfolio to support and grow our service offerings and incremental costs from acquired companies that were consolidated for the first time in 2002. We are continuing to review and take actions to optimize our cost structure based on current and forecast business levels as discussed further below.

     Operating results during 2001 and 2002 include charges totaling $1.3 million and $8.0 million, respectively, for termination benefits and related costs associated with our cost reduction programs. A substantial portion of the 2002 charge was recorded during the fourth quarter with payment expected early in 2003. Actions taken during 2001 and early in 2002 resulted in operating cost savings in excess of $23 million during 2002. Restructuring activities during the fourth quarter of 2002 are expected to reduce operating costs by about $25 million during 2003 and $32 million on an annualized basis. These cost reductions impacted substantially all of our operations. Amortization of goodwill and intangibles was $6.2 million during fiscal 2001 while goodwill impairment charges totaled $8.7 million during fiscal 2002. The 2002 charge was calculated based on a fair value impairment analysis in accordance with SFAS No. 142. Goodwill amortization expense during 2001 was based on an amortization approach prior to adoption of SFAS No. 142. The fair value approach used during 2002 resulted in a larger charge due to current and forecasted market conditions.

     Loss on asset impairment and sale. During the fourth quarter of 2002 we sold our human capital operations in Italy and recognized a loss on our investment in Prototipo Holding BV. The sale of Quandoccorre Interinale and QR Quandoccorre, our Italian staffing operations, was completed as part of our restructuring efforts in response to current and forecasted operating losses resulting from developments in the staffing markets these businesses competed in. The sale proceeds totaled about $1.0 million, resulting in a non-cash loss on the sale of $2.7 million during the fourth quarter of 2002. The operations, which were acquired in a series of transactions beginning in 1999, had reported operating losses of about $1.0 million through November of 2002. The loss on our investment in Prototipo Holding BV amounted to $1.6 million and reflected a reduction in the market value of the business due to their weakened economic performance.

     Interest Expense. Interest expense decreased $2.0 million, from $27.9 million during fiscal 2001 to $25.9 million during fiscal 2002. Reduced interest expense during 2002 reflects improved base interest rates on variable rate debt and reductions in our average daily borrowings outstanding. Improvements in interest expense on our bank debt were partially offset by amortization of additional debt issuance costs associated with amending our primary credit facility, increased margins over base interest rates following the amendment, and incremental interest on a second secured term loan, referred to herein as the fourth lien term note, issued during the third quarter of 2002. Additional information on interest rate market risk is included under Item 7A of this report.

     Income taxes. Our income tax benefit during fiscal 2002 represents an effective rate of 13.8% compared to an effective rate of 41.2% during fiscal 2001. Income taxes during 2002 reflect the establishment of valuation allowances totaling $6.1 million for certain deferred tax assets in our European operations. The valuation allowances were required for selected operations where, based on current facts and circumstances, management determined that the likelihood of realization was not sufficient to allow for continued recognition of the assets.

     Minority interests and equity in net losses of affiliates. Minority interests and equity losses during 2002 include $2.6 million in losses related to MTE Groups LLC, an equity investee. During 2002, MTE generated substantial operating losses, eventually leading to liquidity concerns. As a result of their performance, the remaining value of our investment was written off during the fourth quarter of 2002. Equity losses during 2001 include our portion of MTE Group losses totaling $0.8 million in addition to minority interest expense of $0.4 million and equity losses from Cadform-MSX Engineering GmbH totaling $0.8 million. Cadform-MSX Engineering was consolidated effective January 1, 2002.

     Cumulative effect of accounting change for goodwill impairment. During the first quarter of fiscal 2002 we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be evaluated for impairment charges based on a market value approach instead of amortizing such intangibles over specified periods. Upon adoption, we evaluated the market value of our operating units as of December 30, 2001 based on a discounted cash flow methodology as prescribed by the standard. The result of this analysis was a net charge after taxes of $38.1 million. The impairment charge relates to our engineering and human capital service lines. Both of these areas experienced significant downturns during 2001 due to reduced demand for selected services and price reductions implemented by our major customers. The impact of the declines had a significant impact on current valuations when compared to prior performance levels and growth rates. While we believe these lower valuations are temporary in nature, adoption of SFAS No. 142 required that we record this charge during the first quarter of 2002 as a cumulative adjustment from adoption of the new rules.

Liquidity and Capital Resources

     Cash Flows

     General. Historically, our principal capital requirements are for working capital, product development initiatives, and capital expenditures for customer programs. These requirements have been met through a combination of senior secured debt, issuance of senior subordinated notes and cash from operations. In response to lower sales volumes and a de-emphasis on capital intensive businesses we have reduced our capital expenditures for existing programs and selected new product development initiatives. We also emphasize disciplined management of working capital. Capital expenditure requirements for current programs have decreased commensurate with reduced demand for selected services and by redeploying underutilized assets. Days sales outstanding, accounts receivable agings, and other working capital metrics are monitored closely to minimize investments in working capital. We believe that such metrics are important to identify opportunities and potential problems, particularly those associated with the automated payment processes of our large automotive customers. Cash balances in excess of amounts required to fund daily operations are used to pay down any amounts outstanding under our credit facility.

     We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 30 to 60 day period after the invoice date. However, in connection with certain of our vendor management services, we collect related receivables at approximately the same time we make payment to suppliers.

     Operating Activities. Net cash provided by operating activities totaled $14.5 million in fiscal 2003, a $12.1 million decrease from $26.6 million in fiscal 2002. Operating cash flows during 2003 reflect a $24.2 million reduction in earnings before non-cash charges and taxes due to factors described in our operating results. The remaining change in net cash from operating activities reflects improvements in our working capital due primarily to efforts to reduce investments in accounts receivable and the timing of vendor payments relative to the close of the fiscal period.

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

     The cash management and accounts receivable processes related to the delivery of our vendor management system and selected procurement operations are customized to our customer’s unique service delivery requirements. Various procedures and controls are implemented to ensure timely and accurate processing, as the values involved may have a material impact on our liquidity if unanticipated events were to occur. We have agreed with the customer of a major program to modify the process by which we receive funds and disburse payments to the vendors participating in this “pass-thru” program. This is expected to result in a one-time remittance totaling $8.5 million back to the customer. This amount is reflected as a current liability in our balance sheet at December 28, 2003. The remittance will be funded by available credit resources and is expected to occur during 2004.

     Investing Activities. Net cash used for investing activities decreased $9.5 million from $12.8 million during fiscal 2002 to $3.3 million during fiscal 2003. By eliminating funding for selected discretionary programs, we reduced our capital spending from $9.0 million in fiscal 2002 to $5.3 million in fiscal 2003. We believe that this level of capital spending is sustainable for the next several years at current levels of business. Cash used to acquire businesses during 2002 included funding of the acquisition of Draupner Associates AB and the remaining outstanding common stock of Cadform-MSX Engineering GmbH. Proceeds from the sale/disposal of property and equipment resulted from the disposal of idle or obsolete equipment and the disposition of selected assets of our translation management business. Other cash from investing activities during fiscal 2002 primarily represents the refund of escrow funds related to an investment in MTE Groups LLC as a result of their non-attainment of earnings targets.

     Net cash used for investing activities decreased to $12.8 million during fiscal 2002, from $35.1 million during fiscal 2001. The decrease includes a reduction in funds used to acquire businesses of $9.8 million and reductions in capital expenditures totaling $10.2 million compared to the prior year. Cash used to acquire businesses during 2002 included funding of the Draupner and Cadform transactions and payment for the remaining shares of Satiz Srl from Fiat. Acquisitions during fiscal 2001 included minority investments in MTE Groups L.L.C. and itiliti, Inc. totaling about $6.6 million as well as the payment of contingent consideration related to certain prior acquisitions. Proceeds from the sale/disposal of equipment and investments during fiscal 2002 include $1.0 million from the sale of our human capital business in Italy. Other cash from investing activities during fiscal 2002 primarily represents the return of funds that had been escrowed to cover contingent purchase price for our MTE investment had MTE achieved certain earnings targets.

     Financing Activities Net cash provided by financing activities was $13.2 million during fiscal 2003 compared to cash used in financing activities of $9.1 million during fiscal 2002. During the third quarter of 2003 we completed our private offering of senior notes and used the proceeds to repay all outstanding debt under our existing credit facility and to repay our outstanding revolving debt. Financing activities during 2003 also include an increase in book overdrafts, of $13.9 million, compared to 2002 due to the timing of vendor payment funding.

     Net cash used for financing activities was $9.1 million during fiscal 2002 compared to net cash used of $23.8 million in 2001, a decrease of $14.7 million. Cash generated from operations in excess of investing requirements was utilized to reduce revolving debt and make scheduled term loan repayments. Under the terms of our credit agreement in 2001, we were also subject to mandatory partial prepayments of amounts outstanding under the term loan portion of our credit facility if excess cash flows, as defined, are generated on an annual basis. Repayment of debt during 2002 includes a mandatory prepayment during the second quarter totaling $9.1 million as a result of cash flows generated during fiscal 2001. Repayment of debt also includes a $15 million repayment of term loans due to refinancing under a second secured term loan as described below.

     Debt Arrangements

     Senior Secured Notes and Mezzanine Term Notes. On August 1, 2003 we completed private offerings of senior secured notes totaling $100.5 million that mature on October 15, 2007. Effective December 19, 2003 the notes were exchanged for notes that were registered under the Securities Act of 1933. The transactions included the issuance of $75.5 million aggregate principal amount of 11% senior secured notes, priced to yield 11.25%, and $25.0 million aggregate principal amount of 11.5% mezzanine term notes. The notes were issued by both MSX International, Inc. and MSX International Limited (MSXI Limited), a wholly-owned subsidiary in the United Kingdom. The $25.0 million of mezzanine term notes were issued to Citicorp Mezzanine III, L.P. Proceeds from the combined offering totaled $95.5 million, net of related expenses and discount and were used to repay all debt outstanding under our existing credit facility. These transactions refinanced our debt obligations over a longer term and removed certain restrictive covenants in place under prior arrangements.

     Senior Subordinated Notes. At December 28, 2003, we have $130 million of 11 3/8% unsecured senior subordinated notes outstanding, which are registered under the Securities Act of 1933. The notes mature on January 15, 2008 with interest payable semi-annually.

     Credit Facility and Fourth Lien Term Notes. Upon consummation of the private offering of senior secured notes, our second secured term note was amended and restated into a $14.7 million note issued by MSX International, Inc. and a $2.4 million note issued by MSXI Limited. The amendments to the note also included extending the maturity from June 7, 2007 to January 15, 2008, and resetting the covenants in the notes so that they are equivalent to the senior notes sold on August 1, 2003. The amended and restated notes are referred to as the “fourth lien term notes”.

     Concurrent with the offerings during 2003, we entered into an amended and restated credit facility with Bank One, N.A. Terms of the amendment allow for revolving advances up to $40.0 million on a secured basis through July 2006 plus an additional $5.0 million available exclusively for the issuance of letters of credit. Available borrowings are subject to accounts receivable collateral requirements and certain customary covenants.

     Satiz Facility. Satiz S.r.l., a subsidiary based in Italy, maintains financing arrangements with Fidis S.p.a. and Ifis that provide for borrowings up to 100% of its eligible accounts receivable, as defined in the agreements. As of December 28, 2003, borrowings under the arrangements bear interest rate at the Euribor rate plus 2.875% and 4.179% respectively, and are collateralized by the underlying accounts receivable. The agreements are renewed annually unless terminated by either party. Fidis S.p.a. is a subsidiary of Fiat S.p.a., who owned a minority investment in Satiz until December 2002.

     Additional information regarding these obligations is set forth in Note 9 and Note 18 to our consolidated financial statements included under Item 8 of this report.

     Liquidity and Available Financing

     Our total indebtedness as of December 28, 2003 consists of senior secured notes, mezzanine term notes, senior subordinated notes, our fourth lien term notes, borrowings under our credit facilities and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contractual and other commitments under various arrangements as discussed below.

     Available borrowings under our credit facility as of December 28, 2003 are subject to adequate accounts receivable collateral requirements. As of December 28, 2003 we have $39.7 million available for immediate borrowing based on eligible accounts receivable as determined in accordance with our amended credit agreement.

     We believe that our current financing arrangements provide us with sufficient financial flexibility to fund our operations and debt service requirements through the term of our new senior credit facility with an expected maturity of July 2006, although there can be no assurance that will be the case. Financing requirements over the longer term will require additional access to capital markets. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing of our new credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.

     Contractual Obligations and Off-Balance Sheet Arrangements

     Our material obligations under firm contractual and other arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations as of December 28, 2003 are summarized below.

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 years	4-5 Years	5 Years
	(in thousands)
Total debt	$260,261	$10,519	$2,704	$247,038	$—
Operating leases	66,993	23,002	23,928	9,720	10,343
Contingent earnout obligations	10,470	10,470	—	—	—

Total	$337,724	$43,991	$26,632	$256,758	$10,343

     In addition to our total indebtedness, we also have contingent commitments under letters of credit totaling about $4.2 million, without duplication. Except for our letters of credit, we have no other existing off-balance sheet financing arrangements.

     At December 28, 2003, we have accruals totaling $10.5 million related to contingent earnout obligations, related to the acquisition of Lexstra International, inc. and Lexus Temporaries, Inc. and various other claims by and against two former employees. For a discussion of this and other pending cases refer to “Legal Proceedings”. It is impossible to determine the final outcome of all outstanding litigation or the impact on the company. If final liabilities related to litigation are significantly more than our current accrual, funding of such obligations could have a material adverse impact on our liquidity and capital resources.

Critical Accounting Policies

     Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain accounting policies applied require management’s judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information. Significant accounting policies include:

•	Valuation of Accounts Receivable – Periodically, we review accounts receivable to reassess our estimates of collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, we provide valuation reserves for estimates of aged receivables that may be written off, based upon historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients liquidity and credit quality, other factors negatively impacting our clients ability to pay their obligations as they come due, and the quality of our collection efforts.

•	Valuation of goodwill and long-lived assets – During the fourth quarter we review the carrying value of our goodwill and long-lived assets for impairment based on projections of anticipated discounted cash flows. Determining market values based on discounted cash flows requires management to make significant estimates and assumptions including, but not limited to, long-term projections of cash flows, investment requirements, market conditions, and appropriate discount rates. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information including, in the case of discount rates, cost of capital data compiled by third parties. During the first quarter of 2002, we recorded a cumulative charge upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as described in our results of operations. We update our fair value analysis during the fourth quarter of each year. During the fourth quarter of 2002 an additional charge of $8.7 million was recorded based on this analysis. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a larger or smaller charge to earnings. In updating our analysis in 2003 we used a discount rate of 10.61%, which represents the median weighted average cost of capital (WACC) for the staffing industry per Ibbotson Associates, in our cash flow calculations. A 1% change in the discount rate results in a $12.0 million change in the calculated fair value assuming all other assumptions are unchanged.

•	Deferred income taxes – At December 28, 2003 our consolidated balance sheet includes net deferred tax assets of $5.3 million. As of December 28, 2003, valuation allowances totaling $40.8 million have been established against a substantial portion of our deferred tax assets. Valuation allowances were required due to cumulative operating losses generated by certain operations. When negative evidence such as cumulative losses exists SFAS No. 109, Accounting for Income Taxes, requires management to place considerable weight on historical results and less weight on future projections when evaluating the realizability of deferred tax assets. As a result, management determined that the likelihood of realizing certain deferred tax assets was not sufficient to allow for continued recognition of assets.

•	Valuation of common stock purchase warrants—In connection with the issuance of mezzanine term notes during 2003, we granted to Citicorp Mezzanine III, L.P. the right to purchase 16,666 shares of our Class A common stock. The purchase warrants are exercisable at a price of $0.01 per share, subject to certain anti-dilution adjustments, through July 31, 2013. To determine the fair value of the warrants we completed a discounted cash flow analysis, which requires management to make significant estimates and assumptions including, but not limited to, long-term projections of cash flows, market conditions, and appropriate discount rates. During the third quarter of 2003, we recorded common stock purchase warrants at a fair value of $750,000. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a different fair market value assigned to the warrants.

Corporate Development

     Our past acquisitions have expanded our geographic coverage, increased our service offerings to existing customers and increased our reach to customers outside of the automotive industry. These acquisitions along with our existing businesses provide us with a solid platform to grow our business globally and into a variety of industries. In total, we have completed over 15 acquisitions since 1998 and made certain other investments that continue to support our ongoing business and growth opportunities. While we are currently focused on developing our business through internal growth, we may pursue opportunistic strategic acquisitions, alliances and other corporate development activities.

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

Recently Issued Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities anticipated changes to because they embody an obligation of the company. The company will adopt FAS 150 beginning in the first fiscal quarter of 2004. Based on anticipated changes to the terms of our mandatorily redeemable preferred stock, we do not expect our consolidated results of operations or financial position to be affected.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 (“FIN 46 ®”). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The Company is in the process of determining the impact FIN 46 and FIN 46 (R) will have on the Company’s consolidated results of operations or financial position.

Forward Looking Statements

     Certain of the statements made in this report on Form 10K, including those concerning restructuring activities and other operational improvements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by the use of forward looking terminology such as “believes,” “expects,” “estimates,” “will,” “should,” “plans,” “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are based on current management projections and expectations. They involve significant risks and uncertainties. As such, they are not guarantees of future performance. MSX International disclaims any intent or obligation to update such statements.

     Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These important factors include: our leverage and related exposure to changes in interest rates; our reliance on major customers in the automotive industry and the timing of their product development and other initiatives; the market demand for our business services in general; our ability to recruit and place qualified personnel; delays or unexpected costs associated with cost reduction efforts; risks associated with operating internationally, including economic, political and currency risks; and risks associated with our acquisition strategy. Additional information concerning these and other factors are discussed in MSX International’s Registration Statement on Form S-4 (dated November 19, 2003) and in other filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     We are exposed to certain market risks, including interest rate and currency exchange rate risks. Risk exposures relating to these market risks are summarized below. This information should be read in connection with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

     Currency Rate Management

     For fiscal 2003, about 43% of our net sales were from markets outside of the United States. To date, the majority of our exposure has been naturally hedged since our foreign operation’s revenues and operating costs are typically denominated in the same currency. We may periodically hedge specific transactions or obligations in non-functional currencies in order to mitigate any additional risk. However, we do not enter into financial instruments for trading or speculative purposes. For the fiscal years ended December 29, 2002 and December 28, 2003, adjustments from the translation of the financial results of our foreign operations increased equity by about $6.3 million and $6.6 million, respectively.

     Interest Rate Management

     We manage interest cost using a combination of fixed and variable rate debt. As of December 28, 2003, we had $130 million of senior subordinated notes outstanding at a fixed interest rate of 11-3/8% with a remaining duration of five years. We also have $75.5 million of senior secured notes outstanding at a fixed interest rate of 11% and $25.0 million of mezzanine term notes at a fixed interest rate of 11.5%. Both notes mature on October 15, 2007. In addition, under our new senior credit facility, we have a $40 million revolver with variable interest rates. As of December 28, 2003, the fair value of the senior subordinated notes was $71.0 million, compared to its carrying value of $130 million.

     Sales to Major Markets/Customers

     Our current business is heavily reliant on the domestic and foreign automotive industries. Ford, DaimlerChrysler, General Motors and Fiat, including their automotive subsidiaries, accounted for approximately 37.8%, 10.9%, 8.5% and 7.5%, respectively, of our consolidated net sales for fiscal 2003. Significant future price or volume reductions from these customers could adversely affect our earnings and financial condition. We believe we can expand our services to other less cyclical industries and have had some success in doing so. However, there can be no assurance that our diversification efforts will fully offset the impact of any further declines in our automotive markets.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

To the Board of Directors and Shareholders
of MSX International, Inc.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of MSX International, Inc. and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective December 31, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
March 12, 2004

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of December 29, 2002 and December 28, 2003

	December 29,	December 28,
	2002	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,935	$36,650
Accounts receivable, net (Note 5)	211,957	219,219
Inventory	4,824	8,618
Prepaid expenses and other assets	7,277	6,218
Deferred income taxes, net (Note 15)	6,557	6,896

Total current assets	241,550	277,601
Property and equipment, net (Note 6)	39,186	18,480
Goodwill, net (Note 7)	127,254	129,624
Other assets	11,732	13,268
Deferred income taxes, net (Note 15)	12,820	—

Total assets	$432,542	$438,973

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 9)	$14,671	$10,519
Accounts payable and drafts (Note 10)	132,358	149,051
Accrued payroll and benefits	28,252	30,140
Other accrued liabilities (Note 8)	61,786	78,769

Total current liabilities	237,067	268,479
Long-term debt	220,003	249,742
Long-term deferred compensation liabilities and other (Note 14)	11,494	12,031
Deferred income taxes, net	—	1,618

Total liabilities	468,564	531,870
Commitments and contingencies (Note 11)	—	—
Minority interests	166	—
Mandatorily Redeemable Series A Preferred Stock (Note 12)	72,629	81,812

Shareholders’ deficit (Note 13):
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 501,350 and 486,354 shares of Class A Common Stock issued and outstanding, respectively	201	5
Additional paid-in-capital	(21,879)	(24,881)
Common stock purchase warrants	—	750
Note receivable from officer	(3,198)	—
Accumulated other comprehensive loss	(9,303)	(2,749)
Retained deficit	(74,638)	(147,834)

Total shareholders’ deficit	(108,817)	(174,709)

Total liabilities and shareholders’ deficit	$432,542	$438,973

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three fiscal years ended December 28, 2003

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
		(in thousands)
Net sales	$929,257	$807,433	$705,392
Cost of sales	808,788	706,602	627,371

Gross profit	120,469	100,831	78,021
Selling, general and administrative expenses	80,936	79,114	59,323
Amortization of goodwill and intangibles	6,222	—	—
Goodwill impairment charges		8,726	—
Restructuring and severance costs	1,272	8,046	31,489
Loss on asset impairment and sale	—	4,356	1,893

Operating income (loss)	32,039	589	(14,684)
Interest expense, net	27,881	25,931	29,808

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	4,158	(25,342)	(44,492)
Income tax provision (benefit)	1,712	(3,488)	19,740
Less minority interests and equity in net losses of affiliates, net of taxes	1,943	2,638	(219)

Income (loss) before cumulative effect of accounting change for goodwill impairment	503	(24,492)	(64,013)
Cumulative effect of accounting change for goodwill impairment, net of taxes of $9,745	—	(38,102)	—

Net income (loss)	503	(62,594)	(64,013)
Accretion for redemption of preferred stock	(7,249)	(8,110)	(9,183)

Net loss available to common shareholders	$(6,746)	$(70,704)	$(73,196)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three fiscal years ended December 28, 2003

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
		(in thousands)
Cash flows from operating activities:
Net income (loss)	$503	$(62,594)	$(64,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change for goodwill impairment	—	38,102	—
Loss on asset impairment and sale	—	4,356	1,893
Minority interests and equity in net losses of affiliates	1,943	2,638	(219)
Depreciation	16,988	18,355	25,523
Amortization of goodwill and intangibles	6,222	—	—
Goodwill impairment charges	—	8,726	—
Amortization of debt issuance costs	1,216	1,737	6,574
Deferred taxes	573	(3,251)	14,099
Loss on sale/disposal of property and equipment	154	571	701
(Increase) decrease in receivables, net	65,451	42,821	(7,833)
(Increase) decrease in inventory	819	(344)	(3,792)
(Increase) decrease in prepaid expenses and other assets	567	(152)	1,008
Increase (decrease) in current liabilities	(37,217)	(24,293)	40,108
Other, net	1,218	(82)	486

Net cash provided by operating activities	58,437	26,590	14,535

Cash flows from investing activities:
Capital expenditures	(19,243)	(9,003)	(5,250)
Acquisition of businesses, net of cash acquired	(16,536)	(6,765)	—
Proceeds from sale/disposal of equipment and investments	263	1,219	2,152
Other, net	422	1,735	(229)

Net cash used for investing activities	(35,094)	(12,814)	(3,327)

Cash flows from financing activities:
Proceeds from issuance of debt	—	15,450	99,854
Repayment of debt	(3,938)	(30,134)	(65,808)
Debt issuance costs	(653)	(1,629)	(6,426)
Changes in revolving debt, net	(16,254)	(1,932)	(9,910)
Changes in book overdrafts, net	(2,385)	9,335	(4,530)
Repurchase of Common and Preferred Stock	(4,178)	(209)	—
Sale of Common and Preferred Stock	3,612	—	—

Net cash provided by (used for) financing activities	(23,796)	(9,119)	13,180

Effect of foreign exchange rate changes on cash and cash equivalents	691	1,354	1,327

Cash and cash equivalents:
Increase for the period	238	6,011	25,715
Balance, beginning of period	4,686	4,924	10,935

Balance, end of period	$4,924	$10,935	$36,650

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,223	$23,106	$20,099
Cash paid (refunds received) for income taxes, net	2,677	(1,135)	(206)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
for the three fiscal years ended December 28, 2003

			Common		Accumulated	Retained
			Stock	Note	Other	Earnings	Total
	Common	Additional	Purchase	Receivable	Comprehensive	(Accumulated	Shareholders’
	Stock	Paid-In-Capital	Warrants	From Officer	Loss	Deficit)	Deficit
	(in thousands)
Balance at December 31, 2000	$204	$(21,705)	$—	$(3,000)	$(15,641)	$3,355	$(36,787)
Comprehensive income:
Net income						503	503
Foreign currency translation					38		38

Total comprehensive income							541
Accretion for redemption of preferred stock						(7,249)	(7,249)
Repurchase of common stock	(8)	(2,042)		—	—	(499)	(2,549)
Sale of common stock	5	1,978		—	—	—	1,983

Balance at December 30, 2001	201	(21,769)	—	(3,000)	(15,603)	(3,890)	(44,061)
Comprehensive income:					—
Net income						(62,594)	(62,594)
Foreign currency translation					6,300	—	6,300

Total comprehensive income							(56,294)
Accretion for redemption of preferred stock						(8,110)	(8,110)
Increase in note receivable				(198)			(198)
Repurchase of common and Preferred stock	—	(110)		—	—	(44)	(154)

Balance at December 29, 2002	201	(21,879)	—	(3,198)	(9,303)	(74,638)	(108,817)
Comprehensive income:
Net loss						(64,013)	(64,013)
Foreign currency translation					6,554		6,554

Total comprehensive loss							(57,459)
Accretion for redemption of preferred stock						(9,183)	(9,183)
Issuance of common stock purchase warrants			750				750
Redemption of note receivable	(6)	(3,192)		3,198			—
Reverse stock split	(190)	190		—	—	—	—

Balance at December 28, 2003	$5	$(24,881)	$750	$—	$(2,749)	$(147,834)	$(174,709)

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

     We are principally engaged in providing business services to automobile manufacturers and suppliers and other industries primarily in North America and Europe.

2.	Summary of Critical Accounting Policies:

     a. Principles of Consolidation: The accompanying financial statements include the accounts of MSX International, Inc. and all majority owned subsidiaries. Significant intercompany transactions have been eliminated. Companies that are 20 to 50 percent owned by MSX International, Inc. or its wholly owned subsidiaries are accounted for by the equity method of accounting. We use a 52-53 week fiscal year that ends on the Sunday nearest December 31. The three most recent fiscal year ends contain 52 weeks.

     b. Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     c. Receivables: Receivables are presented net of aggregate allowances for doubtful accounts of $4.4 million and $3.0 million at December 29, 2002 and December 28, 2003, respectively.

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

     Under the provisions of Statement of Position 98-1, costs associated with software developed or obtained for internal use are capitalized when both the preliminary project stage is complete and management has authorized funding of the development program. Such costs are included in computers, peripherals and software. Capitalized costs include both external costs of software and consulting as well as payroll and payroll related costs of MSXI personnel working directly on the development project. Internal costs capitalized are not material to the consolidated balance sheet at December 29, 2002 and December 28, 2003.

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

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     h. Stock Based Compensation: We account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. In June 2003 we repriced selected outstanding stock options and in accordance with Accounting principles Board Opinion No. 25 and we are now required to account for the stock options under variable plan accounting. Under APB 25, we recognize no compensation expense related to stock options issued as no options have been granted at a price below the estimated market price on the day of grant. The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No.123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Fiscal Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
Net income (loss) as reported	$503	$(62,594)	$(64,013)
Deduct: Total employee stock-based compensation determined under the fair value method, net of taxes	(52)	(71)	(37)

Pro forma net income (loss)	$451	$(62,665)	$(64,050)

     Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effect on net income for future years.

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

     j. Revenue Recognition: Our revenue is primarily comprised of revenue from time and material contracts and fixed price contracts. Revenues from time and material contracts are valued at selling price based on contractual billing rates. Revenues from certain master vendor and supply chain management programs are recorded, net of billings from sub-suppliers, at the completion of each individual service. Revenues from fixed price contracts are recognized using the percentage of completion method, measured by comparing the percentage of labor costs incurred to date to the estimated total labor costs for each contract.

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

     k. Depreciation: Depreciation is computed using the straight-line method over the estimated useful lives of assets as follows:

Useful Lives
In Years
Buildings and leasehold improvements	5-39
Machinery and equipment	3-12
Computers, peripherals and software	2-5
Automobiles and trucks	3-5

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

     m. Foreign Currency Contracts: MSXI has significant operations outside of the United States that are subject to foreign currency exchange risk. We may periodically hedge transactions or obligations in non-functional currencies in order to mitigate this risk. No such contracts were entered into during fiscal 2001, 2002 or 2003.

     n. Reclassifications: Certain prior year amounts have been reclassified to conform to the presentation adopted during fiscal 2003.

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

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     p. Recently Issued Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities because they embody an obligation of the company. The company will adopt FAS 150 beginning in the first fiscal quarter of 2004. Based on anticipated changes to the terms of our mandatorily redeemable preferred stock, we do not expect our consolidated results of operations or financial position to be affected.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 (“FIN 46 (R)”). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The Company is in the process of determining the impact FIN 46 and FIN 46 (R) will have on the Company’s consolidated results of operations or financial position.

3.	Acquisitions and Disposition of Businesses and Investments:

     Acquisition of Businesses and Investments

     Effective January 1, 2002, we completed the acquisition of selected assets and liabilities of Draupner Associates AB in Gottenberg, Sweden for a total purchase price at closing of about $2.4 million, before acquisition related costs, with an additional amount payable contingent on the achievement of an annual earnings target. Draupner’s principal business is digital documentation and translation services for the automotive and related industries. Upon completion, the Draupner business was integrated with our technical and consumer publishing service offerings. Also effective January 1, 2002, we acquired the remaining 51% of the outstanding common stock of Cadform-MSX Engineering GmbH through a series of transactions that were contemplated at the time of our previous investment in Cadform. Specifically, we exercised our option to acquire an additional 16% of the common stock of Cadform for about $0.3 million. The remaining 35% of their common stock was acquired in exchange for a 7.8% interest in our existing engineering business in Germany. Prior to these transactions, we owned 49% of the outstanding common stock of Cadform. The transactions were accounted for under the purchase method of accounting resulting in goodwill of $8.3 million.

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

     In September 2001, we invested about $1.6 million in itiliti, Inc. and became a strategic partner with other staffing companies for the commercialization of its workforce procurement technology. The initial investment, accounted for under the cost method, was a bridge loan that later was converted into preferred stock. In July 2002, itiliti, Inc. sold its operations and assets to Peopleclick, Inc. and received as consideration shares of Peopleclick common stock. Concurrently, our investment in itiliti, Inc. was converted into an interest in a newly-organized, limited liability company named itiliti LLC, which assumed ownership of its predecessor’s interest in Peopleclick common stock. Peopleclick provides a variety of technology tools and solutions supporting the delivery of workforce management services. It delivers selected services to us directly, which we integrate into solutions delivered to certain customers.

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

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     The terms of certain of our acquisition agreements provide for additional contingent consideration to be paid over a period of up to two years if the acquired entity’s future operating results exceed targeted levels. Contingent consideration is earned when the acquired entity’s financial performance grows in excess of the targeted levels established at the time of acquisition. Such additional consideration is recorded, when earned, as additional purchase price. In this regard, we recorded additional liabilities for consideration during 2001 related to prior year acquisitions, which resulted in additional goodwill capitalization of about $2.1 million. No such consideration was recorded or paid during 2002 or 2003. Other than discussed in Note 11, no additional purchase price contingencies exist.

     Asset impairments and sale

     During the fourth quarter of 2002, we completed the sale of our human capital businesses in Italy and recognized losses on the valuation of certain long-term investments. Quandoccorre Interinale and QR Quandoccorre were sold for net proceeds of about $1.0 million, resulting in a loss on sale of $2.7 million. The sale was completed as part of our restructuring efforts in response to current and forecasted operating losses generated by these businesses. These companies had been acquired through a series of transactions during fiscal 1999 and 2000.

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

     Effective September 1, 2003, we completed the sale of selected assets of Draupner Associates AB in Europe for approximately $0.5 million. This transaction resulted in a loss on the sale of $1.1 million and was consummated as part of our restructuring efforts in response to forecasted operating losses generated by this business. As a result of the sale we also recorded a charge against goodwill associated with these assets totaling $0.7 million. The proforma effects of the above transactions would not be materially different from reported results for the periods presented.

4.	Restructuring and Severance:

     We experienced declining revenue at several intervals over the last three years, due to the unstable economic environment, volatile demand for business services, and challenges posed by key customers. The consolidated statement of operations reflects an operating loss for 2003. In response to declines in revenue and reduced margins due to pricing pressure, we implemented programs in each of the last three years to maintain liquidity and reduce costs. Such actions included the following:

•	On August 1, 2003 we completed a private offering of senior secured notes totaling $100.5 million that mature October 15, 2007. Net proceeds of $95.5 million were used to payoff our existing senior credit facility, including $62.7 million of term debt. The transaction served to extend into future years debt repayment obligations under the existing facility, which was scheduled to expire December 7, 2004. Concurrently with the notes offering, we amended our senior credit facility to include a $40 million revolving facility and an additional $5 million exclusively for the issuance of letters of credit.

•	Available borrowings under our new senior credit facility are subject to accounts receivable collateral requirements. As of December 28, 2003, we have $39.7 million available for immediate borrowing.

•	Our principal operating costs are variable in nature consisting of employment-related expenses and leased facilities, allowing us to implement operational changes in response to changes in our customers’ business needs. Less than 1 percent of our domestic employees are subject to collective bargaining arrangements, and our total employment has been reduced from over 10,000 personnel at December 30, 2001 to 6,149 at December 28, 2003. We reduced the number of operating facilities from 102 at December 30, 2001 to sixty at December 28, 2003.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

•	A substantial portion of our net sales is to automotive customers. However, we believe our revenues from these customers are dependent on overall product development activity and spending on various support services, rather than the level of new vehicle production volume. Although revenues generated by our human capital services and engineering services have declined significantly in the last three years, net sales from business services has remained relatively stable.

•	We project more stable demand for our services compared to the 2001 to 2003 period. After giving effect to recent restructuring and other cost reduction actions, we believe we will be able to maintain compliance with obligations incorporated in the new senior credit facility and new notes. Operating trends in the first quarter of 2004 appear to support the key assumptions in the Company’s 2004 operating plan. However, there can be no assurance that economic stability will continue, that demand from our principal customers will occur at anticipated levels, or that unanticipated challenges will not adversely impact the Company’s ability to achieve its 2004 operating plan.

     During the past several years, management has commenced operational streamlining initiatives in an effort to optimize the Company’s cost structure and align resources with the Company’s growth strategy. The incremental costs of these programs have been reported during these years as restructuring charges and all initiatives to date have been fully executed at the end of fiscal 2003. Restructuring charges incurred in 2003 were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring charges incurred prior to 2003 were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The table below details the restructuring charges for the last three fiscal years:

	Fiscal Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
		(in thousands)
Employee termination costs	$1,272	$7,439	$12,234
Facility consolidation costs	—	500	7,311
Other contractual costs	—	107	3,324
Asset impairments	—	—	8,230
Other	—	—	390

Total restructuring charges	$1,272	$8,046	$31,489

     Employee termination costs

     Employee terminations resulting from our 2003 cost reduction plan affected approximately 320 indirect employees throughout the United States and Europe. The costs associated with employee terminations consist of severance pay, placement services, and legal and related fees. In accordance with SFAS 146, these charges were recorded at the time it was communicated to the employees that they were being involuntarily terminated. As of December 28, 2003 there is approximately $8.0 million in accrued severance costs that are expected to be paid during fiscal 2004. Prior to 2003 the headcount reductions targeted primarily indirect and administrative staff positions throughout the United States and Europe.

     Facility consolidation costs

     During 2003 the company completed an analysis of its operating facilities based on profitability, lease terms and geographic requirements. As a result of this analysis we reduced our operating facilities from 78 in 2002 to 60 in 2003. A charge of $7.3 million was recorded in the fourth quarter of 2003 as a result of these consolidations. This charge was recorded at the time we discontinued using the closed facilities. Facility consolidation costs include rental expense, property taxes, commissions, moving expenses and legal fees associated with the vacating of facilities. As of December 28, 2003 the unpaid portion of the 2003 facility consolidations costs totaled $6.0 million and are expected to be substantially paid during fiscal 2004.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     Other contractual costs

     As part of our cost savings initiatives we analyzed our operating leases and determined that selected leases no longer provided economic benefit to the company. In accordance with SFAS 146 we recorded a liability for these leases equal to their fair values based on the remaining lease obligations. These costs include the termination of operating leases for computer software and equipment and certain other leases. As of December 28, 2003 the unpaid portion of these operating lease obligations totaled $3.1 million and are expected to be substantially paid during fiscal 2004.

     Asset impairment charges

     During 2003 the company recorded non-cash asset impairment charges totaling $8.2 million. The charges were based on an assessment of the recoverability of our long-lived assets in light of the challenging environment in which we operate and as part of our business planning process for 2004. It was also based on the decision to discontinue service offerings related to certain software solutions. Assets are considered impaired if the book value exceeds the undiscounted cash flows expected from the use of the asset. The charges included leasehold improvements that were abandoned as a result of our facility consolidations.

     The following table provides the activity and ending balances for the company’s restructuring charges for the last three fiscal years:

			Other
	Termination	Facility	Contractual	Asset
	Benefits	Consolidation	Costs	Impairments	Other	Total
Reserve at December 31, 2000	$—	$—	$—	$—	$—	$—
Charges in fiscal 2001	1,272	—	—	—	—	1,272
Payments and reserve utilization in fiscal 2001	1,206	—	—	—	—	1,206

Reserve at December 30, 2001	66	—	—	—	—	66
Charges in fiscal 2002	7,439	500	107	—	—	8,046
Payments and reserve utilization in fiscal 2002	3,830	500	107	—	—	4,437

Reserve at December 29, 2002	3,675	—	—	—	—	3,675
Charges in fiscal 2003	12,234	7,311	3,324	8,230	390	31,489
Payments and reserve utilization in fiscal 2003	7,877	1,357	239	8,230	125	17,828

Reserve at December 28, 2003	$8,032	$5,954	$3,085	$—	$265	$17,336

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

5.	Accounts Receivable, Net:

     A significant portion of our revenues are delivered to manufacturers in the automotive and transportation related industries. Sales to significant automotive customers, including their automotive subsidiaries, as a percent of total net sales were:

	Percent of Total Sales
Sales to:	2001	2002	2003
Ford	35.6%	38.4%	37.8%
DaimlerChrysler	9.3%	8.7%	10.9%
General Motors	8.5%	8.4%	8.5%
Fiat	5.5%	8.0%	7.5%

Total	58.9%	63.5%	64.7%

     At December 30, 2001, December 29, 2002 and December 28, 2003 the foregoing four customers and their subsidiaries accounted for approximately 52%, 58% and 57%, respectively, of our billed accounts receivable balance.

     Accounts receivable includes both billed and unbilled receivables. Unbilled receivables amounted to $69.2 million and $59.1 million at December 29, 2002 and December 28, 2003, respectively. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $37.1 million as of December 29, 2002 and $38.3 million as of December 28, 2003. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the related receivables are recorded.

6.	Property and Equipment, Net:

     Property and equipment, net includes the following:

	At December 29,	At December 28,
	2002	2003
Cost:
Buildings and leasehold improvements	$14,298	$11,922
Machinery and equipment	58,816	43,368
Computers, peripherals and software	57,473	60,009
Automobiles and trucks	1,813	1,664

	132,400	116,963
Less accumulated depreciation	(93,214)	(98,483)

Property and equipment, net	$39,186	$18,480

7.	Goodwill and Intangible Assets:

     Effective January 1, 2002, we adopted the provisions of SFAS No. 142. Under the standard, goodwill is no longer amortized but is tested periodically for impairment. Additionally, SFAS No. 142 changes the methodology of assessing goodwill impairment. Under the standard, goodwill is considered impaired if the book value of an operating unit exceeds its estimated fair value. Upon adoption of SFAS No. 142 we recorded a one-time, non-cash charge of $47.8 million, before related taxes, to reduce the carrying value of goodwill. The initial charge is reflected as a cumulative effect of an accounting change in our consolidated results of operations. During the fourth quarter of 2002 and 2003 we updated our annual goodwill valuation analysis and recorded an additional pre-tax charge of $8.7 million in 2002. Based on our valuation analysis we determined that our goodwill was not impaired in 2003. In calculating the impairment charges, the fair value of the operating units underlying our business was estimated using a discounted cash flow methodology.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     Pro forma results for the year ended December 30, 2001 had we applied the non-amortization provisions of SFAS No. 142 and actual results for the years ended December 29, 2002 and December 28, 2003 are as follows:

	Fiscal Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
Reported net income (loss)	$503	$(62,594)	$(64,013)
Amortization of goodwill and intangibles	6,222	—	—
Amortization of equity method investee goodwill	254	—	—

Pro forma net income (loss)	$6,979	$(62,594)	$(64,013)

     The following summarizes the changes in our goodwill balances by segment during the fiscal years ended December 29, 2002 and December 28, 2003:

	Human
	Capital	Business	Engineering
	Services	Services	Services	Total
Balance at December 30, 2001	$139,213	$25,685	$5,593	$170,491
Cumulative effect of accounting change	(37,569)	—	(10,278)	(47,847)
Impairment losses recognized	(4,264)	—	(4,462)	(8,726)
Goodwill recorded during the period	—	2,961	7,810	10,771
Other, primarily translation changes	223	1,005	1,337	2,565

Balance at December 29, 2002	97,603	29,651	—	127,254
Goodwill related to asset disposition	—	(700)	—	(700)
Other, primarily translation changes	(211)	3,281	—	3,070

Balance at December 28, 2003	$97,392	$32,232	$—	$129,624

     Goodwill impairment from asset sale was generated from the sale of selected assets of our translation management business in Europe, as disclosed in Note 3.

8.	Other Accrued Liabilities:

     Other accrued liabilities include the following:

	At December 29,	At December 28,
	2002	2003
Income and other taxes (including VAT taxes)	$4,589	$10,807
Deferred income/advance payments	28,158	24,106
Contingent consideration liability	10,470	10,470
Interest	8,073	11,578
Restructuring charges	—	9,580
Other	10,496	12,228

	$61,786	$78,769

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     Deferred income/advance payments represent both payments from customers received in advance of revenues recognized under the percentage of completion method and payments received in advance of billings from sub-contract vendors.

9.	Debt:

     Debt is comprised of the following:

	Interest Rates at
	December 28,	December 29,	December 28,
	2003	2002	2003
Outstanding Debt:
Senior credit facility	8.55%	$—	$297
Senior secured notes, net of unamortized discount	11.00%	—	74,911
Mezzanine term notes, net of unamortized discount	11.50%	—	24,325
Fourth lien term notes	10.00%	16,109	17,802
Senior subordinated notes	11.375%	130,000	130,000
Satiz facility	4.67%	4,954	10,519
Other	7.00%	5,273	2,407
Refinanced Debt:
Credit facility:
Revolving line of credit notes	—	4,000	—
Swingline notes	—	8,559	—
Term notes	—	65,779	—

		234,674	260,261
Less current portion		14,671	10,519

Total long-term debt		$220,003	$249,742

     The aggregate maturities of borrowings outstanding at December 28, 2003 are as follows:

Fiscal Year	Amount
2004	$10,519
2005	2,407
2006	297
2007	99,236
2008 and thereafter	147,802

Total	$260,261

Senior Secured Notes and Mezzanine Term Notes

     During 2003 we completed a private offering and subsequent exchange offer of senior secured notes totaling $100.5 million that mature October 15, 2007. The transactions included the issuance of $75.5 million aggregate principal amount of 11% senior secured notes, priced to yield 11.25%, and $25.0 million aggregate principal amount of 11.5% mezzanine term notes. The notes were issued by both MSX International, Inc. and MSX International Limited (MSXI Limited), a wholly-owned subsidiary in the United Kingdom. Interest on the notes are payable semi-annually and will commence February 1, 2004. The $25.0 million of mezzanine term notes were issued to Citicorp Mezzanine III, L.P. Proceeds from the combined offerings totaled $95.5 million, net of related expenses and discount, and were used to repay all debt outstanding under our existing credit facility.

     The senior secured notes and senior subordinated notes issued by MSX International, Inc. are collateralized by security interests in substantially all of the assets of the company and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes and senior subordinated notes issued by MSX International, Inc. are guaranteed jointly and severally by all domestic subsidiaries of MSX International, Inc. The notes contain covenants, which among others, limit the incurrence of additional indebtedness and restrict capital restrictions, distributions and asset dispositions of certain subsidiaries.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     The senior secured notes issued by MSXI Limited are secured by the accounts receivable of MSXI Limited and substantially all of the assets of MSXI and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes issued by MSXI Limited are guaranteed jointly and severally by MSX International, Inc. and all of its domestic subsidiaries.

Senior Subordinated Notes

     At December 28, 2003, we have $130 million of 11-3/8% unsecured senior subordinated notes outstanding and registered under the Securities Act of 1933. The notes are unsecured senior subordinated obligations of the company and mature on January 15, 2008. Interest on the notes is payable semi-annually at 11-3/8% per annum and commenced July 15, 1998. The notes may be redeemed subsequent to January 15, 2003 at premiums that begin at 105.6875% and decline each year to face value for redemptions taking place after January 15, 2006. Upon the occurrence of a Change of Control, as defined in the bond indenture, the notes may be redeemed at the option of the noteholders at a premium of one percent, plus accrued and unpaid interest, if any. The notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

Senior Credit Facility

     Concurrently with the consummation of the note offerings in August 2003, we entered into a new three-year, senior secured revolving credit facility with Bank One, N.A., as agent. Of the $40 million revolving facility, up to $7 million of the revolver is available under a swingline facility and up to $5 million of the revolver is available for the issuance of commercial and standby letters of credit. In addition to the $40 million revolving facility we have $5 million available exclusively for the issuance of letters of credit.

     The new senior credit facility is secured by a first priority lien on substantially all of the current and future assets of MSXI and each subsidiary guarantor, as well as a pledge of 100% of the shares of capital stock of our domestic subsidiaries and a pledge of 65% of the shares of capital stock of our foreign subsidiaries and 100% of the non-voting shares of capital stock of our foreign subsidiaries. Additionally, as further collateral for all borrowings by each of our foreign subsidiary borrowers, such foreign subsidiary borrowers and their parent companies and subsidiaries may grant a lien on all or certain of their assets. In addition, each domestic subsidiary of MSXI is required to guarantee the obligations of MSXI and all foreign subsidiary borrowers and certain of their parent companies and subsidiaries and MSXI and each domestic subsidiary is required to guarantee the obligations of each foreign subsidiary borrower.

     The new senior credit facility bears interest based on a pricing schedule. Prior to the fiscal quarter ending June 27, 2004, the facility bears interest at either a variable rate based on a fluctuating rate of interest equal to the higher of (i) the prime rate announced by Bank One or its parent and (ii) the sum of the federal funds effective rate most recently determined by Bank One plus 1/2% per annum, or a eurocurrency rate based on the applicable British Bankers’ Association London interbank offered rate for deposits in the particular agreed currency as reported by any generally recognized financial information reporting service, plus 3% per annum.

     Our ability to borrow under the senior credit facility is subject to a borrowing base determined by our accounts receivable, and net of certain reserves. In addition to usual and customary affirmative and negative covenants, the facility also limits our, the subsidiary borrowers’, and the guarantors’ ability to: (1) incur additional debt, leasehold obligations and contingent liabilities; (2) pay dividends and other distributions on capital stock; and (3) be party to mergers, consolidations or similar transactions. The facility also requires satisfaction of certain financial tests, including a fixed charge coverage ratio that becomes applicable if availability pursuant to the borrowing base drops below an agreed level for a defined period of time.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

Fourth Lien Term Notes

     Upon consummation of the note offerings during 2003, our second secured term note was amended and restated into a $14.7 million note issued by MSX International, Inc. and a $2.4 million note issued by MSXI Limited. The amendments to the note also include extending the maturity from June 7, 2007 to January 15, 2008, and resetting the covenants in the notes so that they are equivalent to the senior notes sold on August 1, 2003. Interest on the notes will continue to accrue at a rate of 10% per annum and is not payable until January 15, 2008. In addition, a $10.8 million supplemental funding agreement and related guarantee was terminated since our prior credit facility was repaid in full upon consummation of the offering of the senior notes. The amended and restated notes are referred to as the “fourth lien term notes”.

Satiz Credit Facility

     Satiz S.r.l., a subsidiary based in Italy, maintains financing arrangements with Fidis S.p.A. and Ifis that provide for borrowings up to 100% of its eligible accounts receivable, as defined in the agreements. As of December 28, 2003, borrowings under the arrangements bear interest at the Euribor rate plus 2.875% and 4.179% respectively, and are collateralized by the underlying accounts receivable. The agreements are renewed annually unless terminated by either party. Fidis S.p.A. is a subsidiary of Fiat S.p.A., who owned a minority investment in Satiz until December 2002.

Other Debt

     Certain of our foreign subsidiaries maintain lines of credit with local banks to provide backup liquidity or to finance operational cash flows as needed. In general, interest accrues on the lines of credit at floating rates, as determined by the applicable bank, with amounts outstanding payable on demand.

Fair Value of Debt

     The estimated fair values and carrying amounts of debt outstanding are as follows:

	At December 29, 2002		At December 28, 2003
	Fair Value	Book Value	Fair Value	Book Value
Senior secured notes	—	—	$74,911	$74,911
Mezzanine term notes	—	—	24,325	24,325
Senior subordinated notes	$58,013	$130,000	71,013	130,000
Fourth lien term notes	16,109	16,109	17,802	17,802
Credit facilities	88,565	88,565	13,223	13,223

Total	$162,687	$234,674	$201,724	$260,261

     The fair value of the senior secured notes, mezzanine term notes and the fourth lien term notes approximates their carrying values based on best available market information. The fair value of senior subordinated notes was determined based on quoted market prices. The fair values of amounts outstanding under the credit facilities approximate their carrying amounts as the variable rates inherent in the related financial instruments reflect changes in the overall market interest rates.

10.	Book Overdrafts:

     Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to our banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. There were aggregate book overdrafts of $26.9 million and $22.4 million at December 29, 2002 and December 28, 2003, respectively. Such balances are included in accounts payable and drafts in the consolidated balance sheets.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

11.	Commitments and Contingencies:

     MSXI is from time to time subject to various legal actions and claims incidental to our business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. At December 28, 2003, accruals totaling $10.5 million relate to contingent earnout obligations, which are the subject of continuing legal proceedings. One such matter is proceeding in both federal court and in an arbitration proceeding. It involves claims and counter claims asserted by both parties in connection with a contingent earnout obligation related to the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. and various other claims by and against two former employees. As of the filing date of this report, no arbitration award has been issued. Another such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million that may result in an additional liability. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. We believe that none of the legal proceedings will have a material adverse effect on our financial condition, results of operation or long-term cash flows.

     In conjunction with certain transactions and in the ordinary course of business, MSXI occasionally provides routine indemnifications relating to the enforceability of trademarks, coverage for legal and environmental issues, as well as provisions for other items. Currently, MSXI has several such agreements in place with various expiration dates. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded. In addition, MSXI has several standby letter of credit agreements totaling about $4.2 million. Except for our letters of credit, we have no other existing off-balance sheet financing arrangements.

     MSXI and its subsidiaries have leases for real estate and equipment utilized in its business. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rental payments required under leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

Total
Fiscal year ended:
2004	$23,002
2005	15,622
2006	8,306
2007	5,341
2008	4,379
Thereafter	10,343

Total	$66,993

     Rental expense approximated $24.4 million, $26.3 million and $37.3 million, net of rental reimbursements, in each of fiscal 2001, 2002 and 2003, respectively. Rental expense in fiscal 2003 includes $8.9 million of costs that relate to our restructuring plans.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

12.	Mandatorily Redeemable Series A Preferred Stock:

     As of December 29, 2002 and December 28, 2003 there are 359,448 shares of 12% Series A Cumulative Mandatorily Redeemable Preferred Stock (the “Preferred Stock”) outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01.

     Dividends on the Preferred Stock are payable in cash at a rate per annum equal to 12% of the stated value plus an amount equal to any accumulated and unpaid dividends. The Preferred Stock, which has no voting rights, is mandatorily redeemable at the earlier of December 31, 2008 or the date on which a sale transaction, as defined, occurs. We may redeem any or all of the Preferred Stock at our election prior to December 31, 2008. In both instances, the redemption price shall be the sum of $100 plus an amount equal to all accrued and unpaid dividends. We may also elect to acquire shares of the Preferred Stock from time to time without redeeming or otherwise acquiring all or any other issued shares of the Preferred Stock pursuant to the terms of the Amended and Restated Stockholders’ Agreement. Upon liquidation, dissolution or winding up, holders of preferred stock are entitled to receive out of MSXI’s legally available assets, before any amount is paid to holders of common stock, an amount equal to $100 per share of preferred stock, plus all accrued and unpaid dividends to the date of final distribution. If available assets are insufficient to pay the holders of the outstanding shares of preferred stock in full, the assets, or proceeds from the sale of the assets, will be distributed ratably among the holders of the preferred stock.

     As of December 28, 2003, we have not declared or paid any dividends. However, due to the mandatory redemption features of the preferred stock, dividends accrued totaled $45.9 million as of December 28, 2003. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in credit agreements as discussed in Note 9.

13.	Stockholders’ Deficit:

     Effective December 8, 2003, the Board of Directors and stockholders approved a recapitalization of all the issued and outstanding shares of common stock in the form of a 40 to 1 reverse stock split. The reverse stock split reduced the number of authorized shares of Common Stock from 400,000,000 shares to 10,000,000 shares (consisting of 5,000,000 shares of each of Class A and Class B Common Stock, respectively). Accordingly, all share amounts have been restated to reflect the stock split.

     During the first quarter of fiscal 2001, a subsidiary of MSX International, Inc. completed a sale of unregistered securities to certain directors and members of management. The securities were sold in units with each unit comprised of MSX International Inc.’s Series A Preferred Stock, par value $0.01 per share, and Class A Common Stock, par value $0.01 per share. In total, 9,936 shares of Series A Preferred Stock and 12,060 shares (482,400 shares prior to the reverse stock split) of Class A Common Stock were sold. The shares of Series A Preferred Stock and Class A Common Stock, which comprised the units sold, were acquired from Citicorp, our majority stockholder, at a price equal to the price at which the units were sold to management. The entire proceeds of $3.6 million were used to pay the purchase price of the shares acquired from Citicorp.

     In December 2003, Mr. Stallkamp, our Chairman and director who resigned as our Chief Executive Officer effective December 31, 2003, transferred to MSXI 15,000 shares (600,000 shares prior to the reverse stock split) of common stock of MSXI that had been pledged to MSX as security for a $3.2 million partial recourse note from Mr. Stallkamp. The shares were transferred to MSXI in full satisfaction of the amounts owed by Mr. Stallkamp pursuant to the note.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

14.	Employee Benefit Plans:

     We maintain a qualified cash or deferred compensation plan under Section 401(k) of the Internal Revenue Code. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Under the plan, employees may elect to defer up to 20 percent of their annual wages, subject to the limitations of the Internal Revenue Code. Effective December 1, 2001, substantially all matching contributions were suspended until a future date to be determined by MSXI. The annual cost to administer the plan and fund matching contributions was $1.7 million in fiscal 2001, $0.1 million in fiscal 2002 and $0.1 million in fiscal 2003.

     Contributions to union-sponsored, multi-employer pension plans were about $0.3 million in each of fiscal 2001 and 2002, and $0.2 million in fiscal 2003. These plans are not administered by MSXI and contributions are determined in accordance with provisions of negotiated labor contracts. Effective in August 2001, we withdrew our participation in these multi-employer pension plans. The pension liability of $0.8 million assigned to MSXI upon withdrawal is being funded on a quarterly basis over a period of 5 years.

     We also have an unfunded deferred compensation plan for certain salaried employees. Individual participants make pre-tax contributions to the plan and MSXI matches up to 5 percent of the individual’s annual salary at the company’s discretion. MSXI contributions vest over a period of time. Individuals may elect to receive a lump sum or defined payments of vested balances upon retirement or termination. The deferred compensation plan liability was $3.2 million and $2.1 million December 29, 2002 and December 28, 2003, respectively. This deferred compensation plan liability is an unfunded and unsecured obligation of MSXI.

     Included in deferred compensation liabilities at December 29, 2002 and December 28, 2003 is $8.2 million and $8.4 million, respectively, of deferred employee termination indemnities. The accrued indemnities are obligations of Satiz, a subsidiary based in Italy. Under Italian labor laws and regulations all employees are entitled to an indemnity upon termination of their employment relationship. The benefit accrues to the employees on a pro-rata basis during their employment period and is based upon individual salaries. The vested benefit payable accrues interest, and employees can receive advances thereof, in certain specified situations, all defined in the applicable labor contract regulations. The liability at December 29, 2002 and December 28, 2003 reflects the total amount of the indemnities on an undiscounted basis, net of any advances taken, that applicable employees would be entitled to receive if termination were to occur as of that date.

     With the acquisition of APX International during 1997, we acquired certain obligations with respect to a frozen defined benefit pension plan. The plan was frozen in 1988 and covers certain union and non-union employees who were formerly employed by Autodynamics Corporation of America, Inc., a predecessor company of MSXI. This plan is not administered by MSXI. Contributions are determined in accordance with provisions of the plan. This plan, which is fully funded, is not material to our financial position, results of operations or cash flows.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

15.	Income Taxes:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
Income (loss) before income taxes, minority interests and equity in net losses of affiliates for U.S. and foreign operations was:
Domestic	$1,562	$(13,918)	$(26,020)
Foreign	2,596	(11,424)	(18,472)

	$4,158	$(25,342)	$(44,492)

The provision (benefit) for income taxes was:
Currently payable:
Federal	$155	$(3,981)	$273
Foreign	1,006	1,633	1,830
State	33	216	(44)
Deferred:
Federal	1,297	382	13,236
Foreign	(779)	(1,738)	4,445

	$1,712	$(3,488)	$19,740

Deferred tax assets (liabilities) included:
Deductible goodwill	$(1,867)	$5,603	$(1,414)
Accrued interest expense	—	106	184
Accrued liabilities and deferred compensation	2,936	2,363	6,125
Net operating losses	6,044	18,375	39,501
Depreciation	(299)	(702)	1,493
Accounts receivable	(716)	(458)	—
Valuation allowance	—	(6,078)	(40,831)
Unrealized foreign exchange gain/(loss)	235	30	(487)
Other, net	114	138	707

Net deferred tax asset	$6,447	$19,377	$5,278

     At December 28, 2003 we have U.S. federal tax loss carryforwards totaling $48.2 million, of which $11.6 million and $36.6 million expire in 2022 and 2023, respectively. In addition, we have tax loss carryforwards related to certain foreign operations totaling $65.7 million. Of the $65.7 million of foreign tax losses, $14.1 million can be carried forward indefinitely, with the balance expiring in varying amounts between 2004 and 2017.

     Realization of deferred tax assets is dependent on various limitations as provided within current tax laws, including generation of sufficient taxable income within specific tax jurisdictions. At December 28, 2003, a $40.8 million valuation allowance has been provided for specific items where management has determined that the likelihood of realization was not sufficient to allow for recognition of the asset, primarily related to net operating loss carryovers. Although realization is not assured, management believes that it is more likely than not, that the remaining net deferred tax assets will be realized as of December 28, 2003. Additionally, we intend to utilize tax planning strategies, where possible, to ensure utilization of tax assets that are available.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     The following is a reconciliation of taxes at the U.S. federal statutory rate to the provision for income taxes:

	Fiscal Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
U.S statutory rate	35%	35%	35%

Tax at U.S. statutory rate	$1,455	$(8,870)	$(15,573)
Valuation allowance	—	6,078	34,754
Effect of foreign tax rates	(682)	612	11
State and local taxes	22	141	(29)
Loss on sale of business	—	(4,500)	—
Goodwill	530	3,196	—
Other, net	387	(145)	577

	$1,712	$(3,488)	$19,740

     For the three fiscal years ended December 28, 2003, a provision has not been made for United States or additional foreign taxes on accumulated undistributed tax earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. There are no net undistributed earnings on a cumulative basis as of December 28, 2003. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

16.	Segment Information:

     MSXI is global provider of technical business services to the automotive and other industries. Our business includes: human capital services, business services, and engineering services. Human capital services include a full range of staffing solutions, including direct support of our engineering and business services. Our business services include solutions to quality, and communication related customer needs. Engineering services offers a full range of total product, custom, or single point engineering solutions. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131 due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

     The accounting policies of our segments are the same as those described in the summary of significant accounting polices except that the financial results for each segment are presented using a management approach. We evaluate performance based on earnings before interest, taxes and amortization and non-cash charges (EBITA), including the Michigan Single Business Tax and other similar taxes. The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs and termination and restructuring costs are not allocated to the segments.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     The following is a summary of selected data for each of our segments:

	Human
	Capital	Business	Engineering
	Services	Services	Services	Other	Total
Fiscal 2001:
Net sales – external	$412,948	$260,118	$256,191	$—	$929,257
Net intercompany sales	2,545	1,966	11,418	(15,929)	—
EBITA	20,024	10,079	8,747	—	38,850
Depreciation	1,415	5,997	6,180	3,396	16,988
Amortization of goodwill and intangibles	4,768	1,141	313	—	6,222
Capital expenditures	1,147	5,592	9,935	2,569	19,243
Accounts receivable	67,952	118,166	62,048	4,702	252,868
Fiscal 2002:
Net sales – external	$322,300	$259,049	$226,084	$—	$807,433
Net intercompany sales	1,998	8,133	2,050	(12,181)	—
EBITA	15,054	17,405	(2,356)	—	30,103
Depreciation	1,033	5,978	7,105	4,239	18,355
Goodwill impairment charges	4,264	—	4,462	—	8,726
Capital expenditures	1,879	4,772	1,429	923	9,003
Accounts receivable	39,922	107,353	59,771	4,911	211,957
Fiscal 2003:
Net sales – external	$237,445	$275,922	$192,025	$—	$705,392
Net intercompany sales	288	7,279	377	(7,944)	—
EBITA	11,565	19,276	(4,776)	—	26,065
Depreciation	1,688	7,742	11,453	4,640	25,523
Goodwill impairment charges	—	—	—	—	—
Capital expenditures	813	2,742	1,155	540	5,250
Accounts receivable	32,318	136,608	49,643	650	219,219

     A reconciliation of total segment EBITA to consolidated income before income taxes, minority interests and equity in net losses of affiliates is as follows:

	Fiscal Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003
Total segment EBITA before minority interests and equity in net losses of affiliates	$38,850	$30,103	$26,065
Net costs not allocated to segments	4,106	(12,688)	(35,677)
Amortization of goodwill and intangibles	(6,222)	—	—
Goodwill impairment charges	—	(8,726)	—
Loss on asset impairment and sale	—	(4,356)	(1,893)
Interest expense	(27,881)	(25,931)	(29,808)
Michigan single business tax and other similar taxes	(4,695)	(3,744)	(3,179)

Consolidated income (loss) before taxes, minority interests and equity in net losses of affiliates	$4,158	$(25,342)	$(44,492)

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands unless otherwise stated)

     Net sales are attributed to geographic areas based upon billings to third party customers. Geographic sales are presented net of sales between divisions of MSXI. Sales and long-lived asset information by geographic area are as follows:

	Sales			Long-Lived Assets
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	As of	As of	As of
	December 30,	December 29,	December 28,	December 30,	December 29,	December 28,
	2001	2002	2003	2001	2002	2003
United States	$606,721	$460,645	$400,178	$186,127	$129,314	$120,295
Europe	291,162	317,181	283,111	48,482	47,836	40,615
All other	31,374	29,607	22,103	1,467	1,022	462

Total	$929,257	$807,433	$705,392	$236,076	$178,172	$161,372

17.	Stock Based Compensation:

     During the fourth quarter of fiscal 2000, we approved the MSXI 2000 Stock Option Plan (the “Stock Option Plan”). Under the terms of the Stock Option Plan, officers, directors and certain employees may be granted both incentive and non-qualified options to purchase our common stock. Incentive stock options may not be issued at less than 100% of the estimated market price on the date the option is granted. Options generally vest over a five-year period and have a maximum term of ten years. Also during fiscal 2000, we approved a one-time grant of 10,000 (400,000 prior to the reverse stock split) non-qualified stock options to an officer of MSXI. The 10,000 non-qualified stock options were not issued under the MSXI 2000 Stock Option Plan. During the second quarter of fiscal 2003, the company increased the maximum number of shares that may be granted under the Stock Option Plan to 40,000 shares (1,600,000 shares prior to the reverse stock split).

     We account for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. During fiscal 2003 we repriced selected outstanding stock options. In accordance with APB 25 we are now required to account for the options under variable plan accounting. Under APB 25, we have not recognized any expense related to employee stock options as the estimated fair value of the stock is below the exercise price of the options at the date the options are granted.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands unless otherwise stated)

     The following summarizes stock option activity during the three most recent fiscal years:

			Weighted
			average
	Number of	Weighted	remaining
	Stock	average exercise	contractual life
	Options	price	in years
Outstanding at December 31, 2000	20,125	70.06	9.7
Granted	4,750	80.00	—
Forfeited	(3,750)	80.00	—

Outstanding at December 30, 2001	21,125	$70.53	9.0
Granted	9,650	66.22	—
Forfeited	(750)	80.00	—

Outstanding at December 29, 2002	30,025	68.91	8.4
Granted	19,250	64.42	—
Forfeited	(8,750)	80.00	—

Outstanding at December 28, 2003	40,525	$64.38	8.6

     Stock options exercisable as of the last three fiscal years are as follows:

			Weighted
		Number of	Average
Fiscal Year		Stock	exercise price
Ended	Exercise Price	Options	per share
2001	60.00 – 80.00 per share	3,325	$67.97
2002	60.00 – 80.00 per share	9,050	$67.51
2003	60.00 – 80.00 per share	10,275	$63.16

     The weighted average exercise prices for fiscal 2001 and 2002 have been restated to reflect the 2003 option repricing and the reverse stock split.

     The weighted average fair value of options granted was $0.01, $0.42, and $0.01 during 2001, 2002, and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2002	2003
Risk free interest rate	5.00%	4.90%	3.10%
Expected option lives	7 years	7 years	7 years
Expected volatility	0.0%	0.0%	0.0%

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(dollars in thousands unless otherwise stated)

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.:

     The senior secured notes and senior subordinated notes issued by MSX International, Inc. are collateralized by security interests in substantially all of the assets of the company and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes and senior subordinated notes issued by MSX International, Inc. are guaranteed jointly and severally by all domestic subsidiaries of MSX International, Inc.

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

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: - (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$154	$10,781	$—	$10,935
Accounts receivable, net	181	110,799	100,977	—	211,957
Inventory	—	3,405	1,419	—	4,824
Prepaid expenses and other assets	7	3,499	3,771	—	7,277
Deferred income taxes, net	—	2,195	4,362	—	6,557

Total current assets	188	120,052	121,310	—	241,550
Property and equipment, net	—	21,117	18,069	—	39,186
Goodwill, net	—	112,502	14,752	—	127,254
Investment in subsidiaries	108,502	44,836	614	(151,580)	2,372
Other assets	5,972	3,179	209	—	9,360
Deferred income taxes, net	4,661	6,006	2,153	—	12,820

Total assets	$119,323	$307,692	$157,107	$(151,580)	$432,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$6,461	$—	$8,210	$—	$14,671
Accounts payable and drafts	—	79,271	53,087	—	132,358
Accrued liabilities	3,287	51,126	35,625	—	90,038

Total current liabilities	9,748	130,397	96,922	—	237,067
Long-term debt	217,445	—	2,558	—	220,003
Intercompany accounts	(71,682)	65,110	6,572	—	—
Long-term deferred compensation and other liabilities	—	3,688	7,806	—	11,494

Total liabilities	155,511	199,195	113,858	—	468,564
Minority interests	—	—	166	—	166
Mandatorily Redeemable Series A Preferred Stock	72,629	—	—	—	72,629
Shareholders’ equity (deficit)	(108,817)	108,497	43,083	(151,580)	(108,817)

Total liabilities and shareholders’ equity (deficit)	$119,323	$307,692	$157,107	$(151,580)	$432,542

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: - (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$390	$17,660	$—	$36,650
Accounts receivable, net	—	95,154	124,065	—	219,219
Inventory	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	4,151	2,067	—	6,218
Deferred income taxes, net	—	3,093	6,896	(3,093)	6,896

Total current assets	18,600	108,423	153,671	(3,093)	277,601
Property and equipment, net	—	8,129	10,351	—	18,480
Goodwill, net	—	112,502	17,122	—	129,624
Investment in subsidiaries	87,423	13,659	—	(99,284)	1,798
Other assets	7,370	3,448	652	—	11,470
Deferred income taxes, net	—	2,286	—	(2,286)	—

Total assets	$113,393	$248,447	$181,796	$(104,663)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	77,525	71,526	—	149,051
Accrued liabilities	9,425	51,147	48,337		108,909
Deferred income taxes, net	3,093	—		(3,093)	—

Total current liabilities	12,518	128,672	130,382	(3,093)	268,479
Long-term debt	230,566	—	19,176	—	249,742
Intercompany accounts	(39,080)	29,668	9,412	—	—
Long-term deferred compensation and other liabilities	—	2,684	9,347	—	12,031
Deferred income taxes, net	2,286		1,618	(2,286)	1,618

Total liabilities	206,290	161,024	169,935	(5,379)	531,870
Minority interests	—	—	—	—	—
Mandatorily Redeemable Series A Preferred Stock	81,812	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	87,423	11,861	(99,284)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$248,447	$181,796	$(104,663)	$438,973

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: - (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended December 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	( in thousands)
Fiscal Year Ended December 30, 2001
Net sales	$—	$610,162	$335,024	$(15,929)	$929,257
Cost of sales	—	512,682	312,035	(15,929)	808,788

Gross profit	—	97,480	22,989	—	120,469
Selling, general and administrative expenses	—	63,085	17,851	—	80,936
Amortization and goodwill and intangibles	—	5,240	982	—	6,222
Restructuring and severance costs	—	1,272	—	—	1,272

Operating income	—	27,883	4,156	—	32,039
Interest expense, net	14,113	12,199	1,569	—	27,881

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(14,113)	15,684	2,587	—	4,158
Income tax provision (benefit)	(5,056)	6,848	(80)	—	1,712
Minority interests and equity in net losses of affiliates, net of taxes	9,560	724	(1,144)	(11,083)	(1,943)

Income (loss) before cumulative effect of accounting change for goodwill impairment	503	9,560	1,523	(11,083)	503
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—

Net income (loss)	$503	$9,560	$1,523	$(11,083)	$503

Fiscal Year Ended December 29, 2002
Net sales	$—	$472,827	$346,788	$(12,182)	$807,433
Cost of sales	—	408,084	310,700	(12,182)	706,602

Gross profit	—	64,743	36,088	—	100,831
Selling, general and administrative expenses	—	46,738	32,376	—	79,114
Goodwill impairment charges	—	4,265	4,461	—	8,726
Restructuring and severance costs	—	2,751	5,295	—	8,046
Loss on asset impairment and sale	—	532	3,824	—	4,356

Operating income	—	10,457	(9,868)	—	589
Interest expense, net	13,991	10,399	1,541	—	25,931

Income (loss) before income taxes, minority interests and equity in net losses of affiliates	(13,991)	58	(11,409)	—	(25,342)
Income tax provision (benefit)	(4,758)	1,375	(105)	—	(3,488)
Minority interests and equity in net losses of affiliates, net of taxes	(15,259)	(13,942)	(47)	26,610	(2,638)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(24,492)	(15,259)	(11,351)	26,610	(24,492)
Cumulative effect of accounting change for goodwill impairment, net of taxes	(38,102)	(38,102)	(20,004)	58,106	(38,102)

Net income (loss)	$(62,594)	$(53,361)	$(31,355)	$84,716	$(62,594)

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: - (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended December 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	( in thousands)
Fiscal Year Ended December 28, 2003
Net sales	$—	$408,123	$305,213	$(7,944)	$705,392
Cost of sales	—	355,960	279,044	(7,633)	627,371

Gross profit	—	52,163	26,169	(311)	78,021
Selling, general and administrative expenses	—	32,720	26,603	—	59,323
Restructuring and severance costs	—	16,136	15,353	—	31,489
Loss on asset impairment and sale	—	—	1,893	—	1,893

Operating income (loss)	—	3,307	(17,680)	(311)	(14,684)
Interest expense, net	22,271	7,052	485	—	29,808

Income (loss) before income taxes, minority interests, and equity in net losses of affiliates	(22,271)	(3,745)	(18,165)	(311)	(44,492)
Income tax provision (benefit)	14,109	(643)	6,274	—	19,740
Minority interests and equity in net losses of affiliates, net of taxes	(27,321)	(24,219)	178	51,581	219

Net income (loss)	$(63,701)	$(27,321)	$(24,261)	$51,270	$(64,013)

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: - (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

for the fiscal year ended December 30, 2001

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$503	$9,560	$1,523	$(11,083)	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(9,560)	(724)	1,144	11,083	1,943
Depreciation	—	8,343	8,645	—	16,988
Amortization of goodwill and intangibles	—	5,240	982	—	6,222
Amortization of debt issuance costs	1,216	—	—	—	1,216
Deferred taxes	(1,373)	2,343	(397)	—	573
Loss on sale/disposal of property and equipment	—	148	6	—	154
(Increase) decrease in receivables, net	—	62,260	3,191	—	65,451
(Increase) decrease in inventory	—	237	582	—	819
(Increase) decrease in prepaid expenses and other assets	127	(274)	714	—	567
Increase (decrease) in current liabilities	1,172	(31,141)	(7,248)	—	(37,217)
Other, net	—	473	745	—	1,218

Net cash provided by (used for) operating activities	(7,915)	56,465	9,887	—	58,437

Cash flows from investing activities:
Capital expenditures	—	(11,906)	(7,337)	—	(19,243)
Acquisition of businesses, net of cash acquired	—	(12,353)	(4,183)	—	(16,536)
Proceeds from sale/disposal of equipment and investments	—	189	74	—	263
Other, net	—	422	—	—	422

Net cash used for investing activities	—	(23,648)	(11,446)	—	(35,094)

Cash flows from financing activities:
Transactions with subsidiaries	13,336	(20,480)	7,109	35	—
Repayment of debt	(3,938)	—	—	—	(3,938)
Debt issuance costs	(653)	—	—	—	(653)
Changes in revolving debt, net	(303)	(10,196)	(5,755)	—	(16,254)
Changes in book overdrafts, net	—	(2,337)	(48)	—	(2,385)
Repurchase of common stock	(566)	(3,612)	—	—	(4,178)
Sale of common stock, net	—	3,612	—	—	3,612

Net cash provided by (used for) financing activities	7,876	(33,013)	1,306	35	(23,796)

Effect of foreign exchange rate changes on cash and cash equivalents	39	34	653	(35)	691

Cash and cash equivalents:
Increase (decrease) for the period	—	(162)	400	—	238
Balance, beginning of period	—	808	3,878	—	4,686

Balance, end of period	$—	$646	$4,278	$—	$4,924

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: - (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

for the fiscal year ended December 29, 2002

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(62,594)	$(53,361)	$(31,355)	$84,716	$(62,594)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	38,102	38,102	20,004	(58,106)	38,102
Loss on asset impairment and sale	—	532	3,824	—	4,356
Equity in earnings of affiliates	15,259	13,942	47	(26,610)	2,638
Depreciation	—	9,014	9,341	—	18,355
Goodwill impairment charges	—	4,265	4,461	—	8,726
Amortization of debt issuance costs	1,737	—	—	—	1,737
Deferred taxes	(3,288)	3,679	(3,642)	—	(3,251)
Loss on sale/disposal of property and equipment	—	56	515	—	571
(Increase) decrease in receivables, net	(207)	30,961	12,067	—	42,821
(Increase) decrease in inventory	—	2,481	(2,825)	—	(344)
(Increase) decrease in prepaid expenses and other assets	127	1,654	(1,933)	—	(152)
Increase (decrease) in current liabilities	(4,317)	(34,127)	14,151	—	(24,293)
Other, net	(76)	(378)	372	—	(82)

Net cash provided by (used for) operating activities	(15,257)	16,820	25,027	—	26,590

Cash flows from investing activities:
Capital expenditures	—	(6,342)	(2,661)	—	(9,003)
Acquisition of businesses, net of cash acquired	—	(199)	(6,566)	—	(6,765)
Proceeds from sale/disposal of equipment and investments	—	(480)	1,699	—	1,219
Other, net	—	1,735	—	—	1,735

Net cash used for investing activities	—	(5,286)	(7,528)	—	(12,814)

Cash flows from financing activities:
Transactions with subsidiaries	18,450	(27,662)	(3,499)	12,711	—
Proceeds from issuance of debt	15,450	—	—	—	15,450
Repayment of debt	(30,130)	(4)	—	—	(30,134)
Debt issuance costs	(1,629)	—	—	—	(1,629)
Changes in revolving debt, net	7,025	—	(8,957)	—	(1,932)
Changes in book overdrafts	—	9,308	27	—	9,335
Repurchase of common stock	(209)	—	—	—	(209)

Net cash provided by (used for) financing activities	8,957	(18,358)	(12,429)	12,711	(9,119)

Effect of foreign exchange rate changes on cash and cash equivalents	6,300	6,331	1,434	(12,711)	1,354

Cash and cash equivalents:
Increase (decrease) for the period	—	(493)	6,504	—	6,011
Balance, beginning of period	—	647	4,277	—	4,924

Balance, end of period	$—	$154	$10,781	$—	$10,935

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: - (continued)

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

for the fiscal year ended December 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	( in thousands)
Cash flows from operating activities:
Net income (loss)	$(63,701)	$(27,322)	$(24,260)	$51,270	$(64,013)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in affiliates	27,322	24,219	(179)	(51,581)	(219)
Loss on asset impairment and sale	—	—	1,893	—	1,893
Depreciation	—	14,961	10,562	—	25,523
Amortization of debt issuance costs	6,055	—	519	—	6,574
Deferred taxes	10,050	2,822	1,227	—	14,099
Loss on sale/disposal of property and equipment	—	126	575	—	701
(Increase) decrease in receivables, net	181	15,645	(23,659)	—	(7,833)
(Increase) decrease in inventory	—	(2,229)	(1,563)	—	(3,792)
(Increase) decrease in prepaid expenses and other assets	7	(652)	1,653	—	1,008
Increase (decrease) in current liabilities	6,139	2,755	31,214	—	40,108
Other, net	11	(1,121)	1,596	—	486

Net cash provided by (used for) operating activities	(13,936)	29,204	(422)	(311)	14,535

Cash flows from investing activities:
Capital expenditures	—	(2,560)	(2,690)	—	(5,250)
Acquisition of businesses, net of cash acquired	—	—	—	—	—
Proceeds from sale/disposal of equipment and investments	—	548	1,604	—	2,152
Other, net	—	(228)	(1)	—	(229)

Net cash used for investing activities	—	(2,240)	(1,087)	—	(3,327)

Cash flows from financing activities:
Transactions with subsidiaries	32,601	(22,239)	(10,694)	332	—
Proceeds from issuance of debts	83,482	—	16,372	—	99,854
Repayment of debt	(65,798)	(10)	—	—	(65,808)
Debt issuance costs	(5,881)	—	(545)	—	(6,426)
Changes in revolving debt, net	(11,868)	—	1,958	—	(9,910)
Changes in book overdrafts	—	(4,478)	(52)	—	(4,530)

Net cash provided by (used for) financing activities	32,536	(26,727)	7,039	332	13,180

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,348	(21)	1,327

Cash and cash equivalents:
Increase (decrease) for the period	18,600	237	6,878	—	25,715
Balance, beginning of period	—	154	10,781	—	10,935

Balance, end of period	$18,600	$391	$17,659	$—	$36,650

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited:

     The senior secured notes issued by MSXI Limited are collateralized by the accounts receivable of MSXI Limited and substantially all of the assets of MSXI and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes issued by MSXI Limited are guaranteed jointly and severally by MSX International, Inc. and all of its domestic subsidiaries. Because of the parent and subsidiary guarantee structure we are required to present the following condensed consolidating financial information for:

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

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited – continued

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

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

as of December 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$5,639	$390	$12,021	$—	$36,650
Accounts receivable, net	—	23,876	95,154	100,189	—	219,219
Inventory	—	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	715	4,151	1,352	—	6,218
Deferred income taxes, net	—	391	3,093	6,506	(3,094)	6,896

Total current assets	18,600	30,621	108,423	123,051	(3,094)	277,601
Property and equipment, net	—	2,614	8,129	7,737	—	18,480
Goodwill, net	—	99	112,502	17,023	—	129,624
Investment in subsidiaries	87,423	10	13,659	(2,638)	(96,656)	1,798
Other assets	7,370	594	3,448	58	—	11,470
Deferred income taxes, net	—	—	2,286	—	(2,286)	—

Total assets	$113,393	$33,938	$248,447	$145,231	$(102,036)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	15,028	77,525	56,498	—	149,051
Accrued liabilities	9,425	13,215	51,147	35,122	—	108,909
Deferred income taxes, net	3,093	—	—	—	(3,093)	—

Total current liabilities	12,518	28,243	128,672	102,139	(3,093)	268,479
Long-term debt	230,566	16,471	—	2,705	—	249,742
Intercompany accounts	(39,080)	(8,779)	29,668	18,191	—	—
Long-term deferred compensation and other liabilities	—	240	2,684	9,107	—	12,031
Deferred income taxes, net	2,286	391	—	1,228	(2,287)	1,618

Total liabilities	206,290	36,566	161,024	133,370	(5,380)	531,870
Minority interests	—	—	—	—	—	—
Mandatorily Redeemable Series A Preferred Stock	81,812	—	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	(2,628)	87,423	11,861	(96,656)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$33,938	$248,447	$145,231	$(102,036)	$438,973

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three fiscal years ended December 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Year Ended December 30, 2001
Net sales	$—	$120,294	$610,162	$214,730	$(15,929)	$929,257
Cost of sales	—	114,624	512,682	197,411	(15,929)	808,788

Gross profit	—	5,670	97,480	17,319	—	120,469
Selling, general and administrative expenses	—	4,229	63,085	13,622	—	80,936
Amortization of goodwill and intangibles	—	162	5,240	820	—	6,222
Restructuring and severance costs	—	—	1,272	—	—	1,272

Operating income	—	1,279	27,883	2,877	—	32,039
Interest expense (income), net	14,113	1,975	12,199	(406)	—	27,881

Income (loss) before income taxes, minority interests and equity in affiliates	(14,113)	(696)	15,684	3,283	—	4,158
Income tax provision (benefit)	(5,056)	(155)	6,848	75	—	1,712
Minority interests and equity in affiliates, net of taxes	9,560	—	724	(1,685)	(10,542)	(1,943)

Income (loss) before cumulative effect of accounting change for goodwill impairment	503	(541)	9,560	1,523	(10,542)	503
Cumulative effect of accounting change for goodwill impairment, net of taxes	—	—	—	—	—	—

Net income (loss)	$503	$(541)	$9,560	$1,523	$(10,542)	$503

Fiscal Year Ended December 29, 2002
Net sales	$—	$110,518	$472,827	$236,270	$(12,182)	$807,433
Cost of sales	—	105,671	408,084	205,029	(12,182)	706,602

Gross profit	—	4,847	64,743	31,241	—	100,831
Selling, general and administrative expenses	—	3,636	46,738	28,740	—	79,114
Goodwill impairment charges	—	—	4,265	4,461		8,726
Restructuring and severance costs	—	1,239	2,751	4,056	—	8,046
Loss on asset impairment and sale		—	532	3,824		4,356

Operating income	—	(28)	10,457	(9,840)	—	589
Interest expense, net	13,991	1,256	10,399	285	—	25,931

Income (loss) before income taxes, minority interests and equity in affiliates	(13,991)	(1,284)	58	(10,125)	—	(25,342)
Income tax provision (benefit)	(4,758)	(334)	1,375	229	—	(3,488)
Minority interests and equity in affiliates, net of taxes	(15,259)	—	(13,942)	(997)	27,560	(2,638)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(24,492)	(950)	(15,259)	(11,351)	27,560	(24,492)
Cumulative effect of accounting change for goodwill impairment, net of taxes	(38,102)	(2,869)	(38,102)	(20,004)	60,975	(38,102)

Net income (loss)	$(62,594)	$(3,819)	$(53,361)	$(31,355)	$88,535	$(62,594)

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three fiscal years ended December 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Year Ended December 28, 2003
Net sales	$—	$82,416	$408,123	$222,797	$(7,944)	$705,392
Cost of sales	—	79,323	355,960	199,721	(7,633)	627,371

Gross profit	—	3,093	52,163	23,076	(311)	78,021
Selling, general and administrative expenses	—	6,688	32,720	19,915	—	59,323
Restructuring and severance costs	—	5,053	16,136	10,300	—	31,489
Loss on asset impairment and sale	—	787	—	1,106	—	1,893

Operating income (loss)	—	(9,435)	3,307	(8,245)	(311)	(14,684)
Interest expense (income), net	22,271	(27)	7,052	512	—	29,808

Income (loss) before income taxes, minority interests and equity in affiliates	(22,271)	(9,408)	(3,745)	(8,757)	(311)	(44,492)
Income tax provision (benefit)	14,109	990	(643)	5,284	—	19,740
Minority interests and equity in affiliates, net of taxes	(27,321)	—	(24,219)	(10,221)	61,980	219

Net income (loss)	$(63,701)	$(10,398)	$(27,321)	$(24,262)	$61,669	$(64,013)

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

for the fiscal year ended December 30, 2001

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$503	$(541)	$9,560	$1,523	$(10,542)	$503
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(9,560)	—	(724)	1,685	10,542	1,943
Depreciation	—	2,924	8,343	5,721	—	16,988
Amortization of goodwill and intangibles	—	154	5,240	828	—	6,222
Amortization of debt issuance costs	1,216	—	—	—	—	1,216
Deferred taxes	(1,373)	683	2,343	(1,080)	—	573
Loss on sale/disposal of property and equipment	—	3	148	3	—	154
(Increase) decrease in receivables, net	—	8,989	62,260	(5,798)	—	65,451
(Increase) decrease in inventory	—	12	237	570	—	819
(Increase) decrease in prepaid expenses and other assets	127	373	(274)	341	—	567
Increase (decrease) in current liabilities	1,172	(6,954)	(31,141)	(294)	—	(37,217)
Other, net	—	1	473	744	—	1,218

Net cash provided by (used for) operating activities	(7,915)	5,644	56,465	4,243	—	58,437

Cash flows from investing activities:
Capital expenditures	—	(2,026)	(11,906)	(5,311)	—	(19,243)
Acquisition of business, net of cash received	—	88	(12,353)	(4,271)	—	(16,536)
Proceeds from sale/disposal equipment and investments	—	32	189	42	—	263
Other, net	—	—	422	—	—	422

Net cash used for investing activities	—	(1,906)	(23,648)	(9,540)	—	(35,094)

Cash flows from financing activities:
Transactions with subsidiaries	13,336	3,401	(20,480)	3,708	35	—
Repayment of debt	(3,938)	—	—	—	—	(3,938)
Debt issuance costs	(653)	—	—	—	—	(653)
Changes in revolving debt, net	(303)	(7,240)	(10,196)	1,485	—	(16,254)
Changes in book overdrafts, net	—	—	(2,337)	(48)	—	(2,385)
Repurchase of common and preferred stock	(566)	—	(3,612)	—	—	(4,178)
Sale of common stock, net	—	—	3,612	—	—	3,612

Net cash provided by (used for) financing activities	7,876	(3,839)	(33,013)	5,145	35	(23,796)

Effect of foreign exchange rate changes on cash and cash equivalents	39	80	34	573	(35)	691

Cash and cash equivalents:
Increase (decrease) for the period	—	(21)	(162)	421	—	238
Balance, beginning of period	—	67	808	3,811	—	4,686

Balance, end of period	$—	$46	$646	$4,232	$—	$4,924

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

for the fiscal year ended December 29, 2002

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(62,594)	$(3,819)	$(53,361)	$(31,355)	$88,535	$(62,594)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	38,102	2,869	38,102	20,004	(60,975)	38,102
Loss on asset impairment and sale	—	—	532	3,824	—	4,356
Equity in affiliates	15,259	—	13,942	997	(27,560)	2,638
Depreciation	—	3,218	9,014	6,123	—	18,355
Goodwill impairment charges	—	—	4,265	4,461	—	8,726
Amortization of debt issuance costs	1,737	—	—	—	—	1,737
Deferred taxes	(3,288)	90	3,679	(3,732)	—	(3,251)
Loss on sale/disposal of property and investments	—	113	56	402	—	571
(Increase) decrease in receivables, net	(207)	427	30,961	11,640	—	42,821
(Increase) decrease in inventory	—	2	2,481	(2,827)	—	(344)
(Increase) decrease in prepaid expenses and other assets	127	608	1,654	(2,541)	—	(152)
Increase (decrease) in current liabilities	(4,317)	5,160	(34,127)	8,991	—	(24,293)
Other, net	(76)	5	(378)	367	—	(82)

Net cash provided by (used for) operating activities	(15,257)	8,673	16,820	16,354	—	26,590

Cash flows from investing activities:
Capital expenditures	—	(397)	(6,342)	(2,264)	—	(9,003)
Acquisition of business, net of cash received	—	(1,753)	(199)	(4,813)	—	(6,765)
Proceeds from sale/disposal of equipment and investments	—	—	(480)	1,699	—	1,219
Other, net	—	—	1,735	—	—	1,735

Net cash used for investing activities	—	(2,150)	(5,286)	(5,378)	—	(12,814)

Cash flows from financing activities:
Transactions with subsidiaries	18,450	(1,348)	(27,662)	(2,151)	12,711	—
Proceeds from issuance of debt	15,450	—	—	—	—	15,450
Repayment of debt	(30,130)	—	(4)	—	—	(30,134)
Debt issuance costs	(1,629)	—	—	—	—	(1,629)
Changes in revolving debt, net	7,025	(5,158)	—	(3,799)	—	(1,932)
Changes in book overdrafts, net	—	—	9,308	27	—	9,335
Repurchase of common and preferred stock	(209)	—	—	—	—	(209)

Net cash provided by (used for) financing activities	8,957	(6,506)	(18,358)	(5,923)	12,711	(9,119)

Effect of foreign exchange rate changes on cash and cash equivalents	6,300	54	6,331	1,380	(12,711)	1,354

Cash and cash equivalents:
Increase (decrease) for the period	—	71	(493)	6,433	—	6,011
Balance, beginning of period	—	45	647	4,232	—	4,924

Balance, end of period	$—	$116	$154	$10,665	$—	$10,935

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

for the fiscal year ended December 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(63,701)	$(10,399)	$(27,322)	$(24,260)	$61,669	$(64,013)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	27,322	—	24,219	10,220	(61,980)	(219)
Loss on asset impairment and sale	—	787	—	1,106	—	1,893
Depreciation	—	4,039	14,961	6,523	—	25,523
Amortization of debt issuance costs	6,055	111	—	408	—	6,574
Deferred taxes	10,050	(1,033)	2,822	2,260	—	14,099
Loss on sale/disposal of property and equipment	—	448	126	127	—	701
(Increase) decrease in receivables, net	181	6,007	15,645	(29,666)	—	(7,833)
(Increase) decrease in inventory	—	20	(2,229)	(1,583)	—	(3,792)
(Increase) decrease in prepaid expenses and other assets	7	712	(652)	941	—	1,008
Increase (decrease) in current liabilities	6,139	9,807	2,755	21,407	—	40,108
Other, net	11	156	(1,121)	1,440	—	486

Net cash provided by (used for) operating activities	(13,936)	10,655	29,204	(11,077)	(311)	14,535

Cash flows from investing activities:
Capital expenditures	—	(648)	(2,560)	(2,042)	—	(5,250)
Acquisition of business, net of cash received	—	—	—	—	—	—
Loss on sale/disposal of property and equipment	—	540	548	1,064	—	2,152
Other, net	—	—	(228)	(1)	—	(229)

Net cash used for investing activities	—	(108)	(2,240)	(979)	—	(3,327)

Cash flows from financing activities:
Transactions with subsidiaries	32,601	(19,588)	(22,239)	8,894	332	—
Proceeds from issuance of debt	83,482	16,372	—	—	—	99,854
Repayment of debt	(65,798)	—	(10)	—	—	(65,808)
Debt issuance costs	(5,881)	(545)	—	—	—	(6,426)
Changes in revolving debt, net	(11,868)	(428)	—	2,386	—	(9,910)
Changes in book overdrafts, net	—	—	(4,478)	(52)	—	(4,530)

Net cash provided by (used for) financing activities	32,536	(4,189)	(26,727)	11,228	332	13,180

Effect of foreign exchange rate changes on cash and cash equivalents	—	(835)	—	2,183	(21)	1,327

Cash and cash equivalents:
Increase (decrease) for the period	18,600	5,523	237	1,355	—	25,715
Balance, beginning of period	—	116	154	10,665	—	10,935

Balance, end of period	$18,600	$5,639	$391	$12,020	$—	$36,650

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information with respect to our directors and executive officers prior to the filing of this report.

Name	Age	Position
Robert Netolicka	56	President and Chief Executive Officer
Frederick K. Minturn	47	Executive Vice President and Chief Financial Officer
Thomas T. Stallkamp	57	Chairman and Director
Erwin H. Billig.	77	Director
David E. Cole.	66	Director
Charles E. Corpening	38	Director
Michael A. Delaney.	49	Director
Richard J. Puricelli	66	Director
Richard A. Manoogian.	67	Director *
Wolfgang Kurth	61	Senior Vice President
Park Payne	51	Senior Vice President

*	Mr. Manoogian did not run for re-election and resigned as a director on February 11, 2004.

     Robert Netolicka was appointed President and Chief Operating Officer of MSX International in June 2003. As of January 2004, Mr. Netolicka was appointed President and Chief Executive Officer of MSX International. Prior to joining MSX International, Mr. Netolicka held various positions at Johnson Controls, Inc., including most recently, the positions of President, Integrated Facilities Management from 1997 to 2001, and Corporate Vice President for Johnson Controls, Inc.’s non-automotive service management businesses from 1997 to 2003. During Mr. Netolicka’s 25-year career with Johnson Controls, Inc. he held key leadership positions for diverse business operations in Asia Pacific, Europe and North America.

     Frederick K. Minturn has been Executive Vice President and Chief Financial Officer since January 3, 1997. Prior to joining MSX International, Mr. Minturn was a Vice President of MascoTech Inc’s Automotive Operations group from 1994 through December 1996 and was a Group Controller of that operation beginning in 1991.

     Thomas T. Stallkamp was appointed Chairman of the Board effective December 31, 2003 and was previously Chief Executive Officer of MSX International since January 2000. He also serves on the Board of Directors for Visteon Corporation, and as Lead Director of Baxter International. Prior to joining MSX International, Mr. Stallkamp was Vice Chairman for DaimlerChrysler Corporation and also served as President of Chrysler Corporation from 1998. Prior to becoming President, Mr. Stallkamp served in various executive level positions during his 20-year career with Chrysler Corporation.

     Erwin H. Billig served as Chief Executive Officer from April 28, 1998 until January 2000. He served as Chairman of the Board of Directors from January 3, 1997 to December 1, 2003, and currently serves as Director. He served as Vice Chairman of MascoTech, Inc. from 1994 to 1997 and was President and Chief Operating Officer of MascoTech from 1986 to 1994. He is also the Chairman of the Board of Directors of Titan Wheel International, Inc., and a director and Vice Chairman of Delco Remy International, Inc.

     David E. Cole has been a director since January 3, 1997. Dr. Cole is currently the Chairman of the Center for Automotive Research. He was formerly the Director of the Office for the Study of Automotive Transportation (OSAT) at the University of Michigan’s Transportation Research Institute since 1978. Dr. Cole is a director of Campfire Interactive, Inc., Saturn Electronics and Engineering, Inc., R.L. Polk, Inc., and Plastech, Inc. Dr. Cole is also director of the Automotive Hall of Fame, on the Board of the Michigan Economic Development Corp., and is on the Board of Trustees of Hope College.

     Charles E. Corpening joined the Board of Directors in February 2002. Mr. Corpening is a partner with Citigroup Venture Capital Equity Partners L.P. and a Vice President at Citicorp Venture Capital where he has worked since 1994. Prior to joining Citicorp, Mr. Corpening was with Roundtree Capital Corporation, a private investment firm, the Rockefeller Group, and the investment banking department of Paine Webber, Inc. He received his BA from Princeton University and his MBA from Columbia Business School. Mr. Corpening serves on the board of directors of FastenTech Holdings, and Royster-Clark group.

     Michael A. Delaney has been a director since January 3, 1997. Mr. Delaney has been a Managing Partner of Citibank Venture Capital since 1997. Mr. Delaney is also a director of ChipPAC, Inc., Palomar Technologies, Inc., Trianon Industries Corporation, ERICO Corporation, and Delco Remy International, Inc.

     Richard Puricelli became a director in February 2004. Mr. Puricelli has been a Director of JAC Products since 1995, and in 1997 was appointed Chairman and CEO. In 2001, a successor became President and CEO of JAC Products, but Mr. Puricelli continues as non-executive Chairman and Director. He is also non-executive Chairman and a Director of FastenTech, Inc., and Director of ERICO International, Southern Coil Processing, Inc., and Jackson Hole Mountain Resort Corporation. Prior to becoming active with JAC Products Mr. Puricelli served as President of Modern Engineering. He also served as President of Atwood Automotive in Rockford, Illinois in 1995. Prior to that, Mr. Puricelli had a partnership in Grisanti, Galef and Goldress, was senior Vice President of JP Industries, and held a variety of executive level positions with Standard Oil Company of Ohio and its subsidiary, Carborundum Company.

     Richard A. Manoogian served as a director from January 3, 1997 to 2004. Mr. Manoogian served as Chairman, Chief Executive Officer and a director of MascoTech (now Metaldyne, Inc.) from 1984 to 1998, as Chairman from 1998 to November 2000, and continues to serve as a director. Mr. Manoogian is also Chairman of the Board and Chief Executive Officer of Masco Corporation and a director of Bank One Corporation, Detroit Renaissance, Ford Motor Company and The American Business Conference.

     Wolfgang Kurth was appointed Senior Vice President, European Operations in December 2003. He was Managing Director, German operations, for Geometric Results, Inc. in April 1993 and later became Vice President, automotive process management, with global responsibilities. Previously, Wolfgang worked in a number of management positions in finance at Ford Motor Company. Wolfgang earned a bachelors degree in business economics and engineering in Cologne, Germany.

     Park Payne was appointed Senior Vice President, Americas Operations, in December 2003. Prior to joining MSX International, Inc. he was with CDI Corporation as President of Modern Engineering. During his 16 years at CDI, he held several senior management positions in North America and European operations. He attended Indiana University-Purdue University Indianapolis and began his career at Navistar International in Fort Wayne.

     Each of our Directors holds office until a successor is elected and qualified or until such director’s earlier resignation or removal.

     Audit Committee Financial Expert

     The Board of Directors has determined that the Audit Committee does not have an “audit committee financial expert” as that term is defined in the Securities and Exchange Commission rules and regulations. However, the Board of Directors believes that each of the members of the Audit Committee has demonstrated that he or she is capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. As the Board of Directors believes that the current members of the Audit Committee are qualified to carry out all of the duties and responsibilities of the Company’s Audit Committee, the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board of Directors who would qualify as an audit committee financial expert.

     Code of Business Conduct and Ethics

     The Company has adopted a Legal and Ethical Standards Compliance Program that applies to all employees of the Company, including the principal executive officer, and the principal financial and accounting officer. In addition, the management accounting and management financial professionals of the Company, including the principal financial and accounting officer are subject to the Company’s Standards of Ethical Conduct for Management Accounting and Financial Management Professionals. The Legal and Ethical Standards Compliance Program and the Standards of Ethical Conduct for Management Accounting and Financial Management Professionals are included as Exhibit 14 to this annual report on Form 10-K and are also available in print to any shareholder requesting copies in writing from David Crittenden at the Company’s headquarters.

Item 11. Executive Compensation.

     Summary of Cash and Certain Other Compensation

     The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to MSXI for the last three fiscal years (except for certain bonus amounts, which are compensation for services rendered in the immediately preceding year) of (i) those persons who served as our Chief Executive Officer during fiscal 2003 and (ii) certain executive officers other than the Chief Executive Officer who served in such positions during fiscal 2003 (collectively, the “Named Executive Officers”):

Summary Compensation Table

						Long-term
		Annual Compensation				Compensation
	Fiscal			Other		Securities
	Year	Salary	Bonus	Compensation		Underlying
Name and Principal Position	Ended	($)	($)	($)		Options (#)
Robert Netolicka (3)	12/30/01	—	—	—		—
President and Chief Executive	12/29/02	—	—	—		—
Officer	12/28/03	233,333	—	18,593	(4)	15,000

Frederick K. Minturn	12/30/01	291,270	142,500	14,563	(1)	—
Executive Vice President and Chief	12/29/02	310,080	—	44,571	(2)	—
Financial Officer	12/28/03	310,080	—	54,275	(2)	—

Thomas T. Stallkamp (3)	12/30/01	700,000	203,100	—		—
Chairman of the Board of Directors	12/29/02	350,000	—	—		6,650
	12/28/03	350,000	196,005	—		—
John C. Miller	12/30/01	155,000	—	—		—
Executive Vice President (3)	12/29/02	310,000	—	—		—
	12/28/03	33,782	—	—		—
Park Payne (3)	12/30/01	—	—	—		—
Senior Vice President	12/29/02	27,083	—	—		—
	12/28/03	265,000		13,441	(1)	2,125
Wolfgang Kurth	12/30/01	217,625	—	—		—
Senior Vice President	12/29/02	217,625	—	—		—
	12/28/03	250,000	—	—		2,125

(1)	Company match, including interest, of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan, including interest earned.

(2)	Company match, including interest, of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan totaling $19,321 and $2,674 during 2002 and 2003, respectively, combined with the value on the date of vesting of shares of common stock of MascoTech granted pursuant to MascoTech’s 1991 Stock Incentive Plan, being compensation for services prior to 1997.

(3)	Robert Netolicka and Park Payne commenced their employment with MSX International, Inc in June 2003 and November 2002, respectively. John C. Miller vacated his position in January 2003. Effective December 2003 Thomas Stallkamp became Chairman of the Board of Directors and Erwin Billig vacated his position as Chairman of the Board of the Directors, but continued as a Director.

(4)	Relocation expenses paid on behalf of Robert Netolicka.

     Pursuant to our Deferred Compensation Plan, certain of our management employees have the option of deferring salary and bonus amounts up to a maximum amount of 10% of salary and 100% of bonuses. In addition, deferred discretionary bonuses may be awarded to participants in the Deferred Compensation Plan. Such deferred amounts and company matches are credited to an account on the books of MSXI, which is credited annually with earnings. In 2001 we matched 100% of the first five percent of participant deferrals in the Deferred Compensation Plan. The employer match under the deferred compensation plan was suspended during fiscal 2002.

     In December 2003, Mr. Stallkamp, our Chairman and director who resigned as our Chief Executive Officer effective December 31, 2003, transferred to MSXI 15,000 shares (600,000 shares prior to the reverse stock split) of common stock of MSXI that had been pledged to MSX as security for a $3.2 million partial recourse note from Mr. Stallkamp. The shares were transferred to MSXI in full satisfaction of the amounts owed by Mr. Stallkamp pursuant to the note.

Options Granted

     The following table shows the stock options granted during the fiscal year ended December 28, 2003 to the executive officers named in the Summary Compensation Table.

					Potential Realizable Value
	Number of	% of Total			at Assumed Annual Rates
	Securities	Options			of Stock Price Appreciated
	Underlying	Granted in	Exercise		for Option Term (2)
	Options granted	Fiscal	Price	Expiration
Name	(#)(1)	Year	($/Sh.)	Date	5%	10%
2003:
Robert Netolicka	15,000	78%	$60.00	3/14/2012	223,937	889,682
Park Payne	2,125	11%	$80.00	11/12/2013	—	83,538
Wolfgang Kurth	2,125	11%	$80.00	11/12/2013	—	83,538

(1)	In general, non-qualified stock options granted vest over five years and expire ten years from the effective date of grant. In general, if a grantee voluntarily terminates employment, their vested options continue to be exercisable for six months in the case of death or disability and for 30 days in all other cases.

(2)	Securities and Exchange Commission regulations require information as to the potential realizable value of each of these option grants assuming that the fair value of our stock appreciates in value from the date of grant to the end of the option term at annualized rates of five percent and ten percent. These amounts are based on assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend on overall market conditions and the future performance of MSXI. There can be no assurance that the amounts reflected in this table will be realized.

     Director Compensation

     Outside directors, who are not affiliated with MSXI or CVC, are entitled to receive $10,000 in annual compensation and $500 per meeting attended. For the year ended December 28, 2003, Dr. Cole was the only outside director compensated for his services.

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

     Compensation Committee Interlocks and Insider Participation

     The members of the compensation committee are Messrs. Billig, Corpening and Delaney. Messrs. Billig and Delaney also serve on the compensation committee of Delco Remy International, Inc.

     Performance Incentive Plan

     We introduced the Performance Incentive Plan (“PIP”) in April 1998. Substantially all of our salaried employees, including most executive officers, were eligible to receive payments under PIP. PIP offered target awards based on a percentage of an employee’s annual base salary. In the first quarter of 2004, the PIP plan was terminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table provides certain information regarding the beneficial ownership, as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), of MSXI’s common stock as of March 19, 2004 by (i) each stockholder known to us to be the beneficial owner of 5% or more of any class of MSXI’s voting securities, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. So far as is known to us, the persons named in the table below as beneficially owning the shares set forth therein have sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

	Number of Shares
	Beneficially Owned		Percent of Class
	Class	Series A	Class	Series A
	A	Preferred	A	Preferred
Name of Beneficial Owner	Common	Stock	Common	Stock
Citicorp and affiliates
399 Park Avenue, 14th Floor New York, New York 10043	381,944 *	316,894	78.1%	88.2%

Erwin H. Billig (1) 1950 Concept Drive Warren, MI 48091	15,838	690	3.2%	0.2%

Thomas T. Stallkamp 28333 Telegraph Rd. Southfield, MI 48034	1,256	1,035	0.3%	0.3%

Frederick K. Minturn 1950 Concept Drive Warren, MI 48091	7,584	69	1.6%	—

Michael A. Delaney 399 Park Avenue, 14th Floor New York, New York 10043	7,547	3,200	1.5%	0.9%

All directors and executive officers as a group (5 persons)	31,269 *	3,105	6.1%	0.9%

*	Consists of an equal number of shares of each of Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock and Series A-4 Common Stock (collectively, the “Class A Common Stock”)

(1)	In name of Billig Family Limited Partnership.

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

     In January 2003, the Stockholders’ Agreement was amended to permit stockholders who are trusts, corporations, limited liability companies or partnerships and who are terminating or liquidating to distribute shares of MSXI Common Stock and Series A Preferred Stock to their respective beneficiaries, stockholders, members or partners.

     In August 2003, the Stockholders’ Agreement was amended to join Citicorp Mezzanine III, L.P. as a party and provide customary observers’ and other rights to Citicorp Mezzanine III, L.P.

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

     In August 2003, the Registration Rights Agreement was amended to join Citicorp Mezzanine III, L.P. as a party and to provide the same registration rights as the other Institutional Stockholders.

     Mezzanine Term Notes

     In connection with the offering of senior notes during 2003, MSX International, Inc. issued to Citicorp Mezzanine III, L.P., an affiliate of CVC, a senior secured note in the aggregate principal amount of $21.5 million, with an interest rate of 11.5%, which ranks equal in right of payment with any of the other senior indebtedness of MSX International, Inc., including indebtedness under our senior credit facility and the notes issued by MSX International, Inc hereby. The mezzanine term note issued by MSX International, Inc. is guaranteed on a senior secured basis by all of the existing and future domestic restricted subsidiaries of MSX International, Inc, and is, together with the related guarantees, secured by a third priority lien on substantially all of the assets of MSX International, Inc. and the assets of its domestic restricted subsidiaries.

     In addition, MSX International Limited issued to Citicorp Mezzanine III, L.P. the mezzanine term note in the aggregate principal amount of $3.5 million, which ranks equal in right of payment with any of the other senior indebtedness of MSX International Limited, including indebtedness under our senior credit facility and the notes issued by MSX International Limited hereby. This mezzanine term note issued by MSX International Limited is guaranteed on a senior secured basis by MSX International, Inc. and all of the existing and future domestic restricted subsidiaries of MSX International, Inc. The mezzanine term note of MSX International Limited is secured by a third priority lien on the accounts receivable, and the related guarantees are secured by a third priority lien on substantially all of the assets of MSX International, Inc. and the assets of its domestic restricted subsidiaries.

     Each mezzanine term note bears interest at a rate of 11.5% per year and will mature on October 15, 2007.

     Pursuant to the terms of an intercreditor agreement, the security interests securing the mezzanine term notes issued to Citicorp Mezzanine III, L.P. are subject to liens securing our new senior credit facility and the new notes.

     In connection with the issuances of the mezzanine term notes, MSX International, Inc. issued to Citicorp Mezzanine III, L.P. a stock purchase warrant for a number of shares of our Class A common stock no more than three percent of our Class A common stock issued and outstanding at the date of the issuance. The warrant is exercisable at a price of $0.01 per share, subject to certain anti-dilution adjustments, through July 31, 2013. In connection with the issuance, Citicorp Mezzanine III, L.P. received a placement fee equal to $750,000.

     Fourth Lien Term Notes

     In conjunction with the second amendment to our former credit facility on July 10, 2002, we entered into a senior secured term note with an affiliate of CVC, our majority owners. Terms of the note are described more fully in Note 9 of our consolidated financial statements included under Item 8 of this report. Concurrently with the consummation of the offering of the new units, in August 2003, the second term note was amended and restated into a $14.7 million note issued by MSX International, Inc. and a $2.4 million note issued by MSX International Limited. The amended and restated notes are referred to as the fourth lien term notes as they are secured by a fourth priority lien on the assets of MSXI and MSXI Limited.

     Note Purchases

     An affiliate of CVC has, from time to time, made open-market purchases of MSXI’s senior subordinated note. In the future, this affiliate of CVC may, from time to time, purchase MSXI’s senior subordinated notes or senior secured notes in open-market purchases.

     Note Receivable from Officer

     In December 2003, Mr. Stallkamp, our Chairman and director who resigned as our Chief Executive Officer effective December 31, 2003, transferred to MSXI 15,000 shares (600,000 shares prior to the reverse stock split) of common stock of MSXI that had been pledged to MSX as security for a $3.2 million partial recourse note from Mr. Stallkamp. The shares were transferred to MSXI in full satisfaction of the amounts owed by Mr. Stallkamp pursuant to the note.

Item 14. Principal Accountant Fees and Services.

     Audit Fees

     Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) in connection with its audit of the Company’s consolidated financial statements for the years ended December 29, 2002 and December 28, 2003 and its limited reviews of the Company’s unaudited condensed consolidated interim financial statements were $806,000 and $881,000 respectively. These fees included amounts associated with statutory audits of foreign subsidiaries as such audits are considered an integral part of the overall audit scope and approach. For the year ended December 28, 2003, fees for professional services rendered by PricewaterhouseCoopers in connection with our bond issuance totaled $235,000.

     Audit Related Fees

     We did not incur any audit related fees for the years ended December 29, 2002 and December 28, 2003.

     Tax Fees

     For the years ended December 29, 2002 and December 28, 2003, fees for professional services rendered by PricewaterhouseCoopers in connection with tax compliance, tax planning, and advice totaled $23,000 and $22,000 respectively.

     All Other Fees

     For the years ended December 29, 2002 and December 28, 2003, PricewaterhouseCoopers rendered no professional services to the Company other than those professional services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)	Listing of Documents.

(1)	Financial Statements. MSXI’s Consolidated Financial Statements included under Item 8 hereof, as required for the three fiscal years ended December 28, 2003, consist of the following:

Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Cash Flows Consolidated Statements of Shareholders’ Deficit Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule.

(i)	The Financial Statement Schedule appended hereto, as required for the three fiscal years ended December 28, 2003 consists of the following:

II.	Valuation and Qualifying Accounts

(3)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of MSXI. (6)

3.2	Amended and Restated By-laws of MSXI, incorporated by reference to Exhibit 3.2 to MSX International’s Annual Report on Form 10-K filed March 8, 2002.

4.1	Indenture dated as of January 15, 1998 by and between MSXI, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11-3/8% Senior Subordinated Notes due 2008.(1)

4.2	Form of Exchange Notes. (1)

4.3	Registration Agreement dated as of January 16, 1998 by and among MSXI, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc. (1)

4.4	Indenture dated as of August 1, 2003, between MSX International, Inc., MSX International Limited, the Subsidiary Guarantors and BNY Midwest Trust Company, as trustee, in respect of the Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (9)

4.5	Form of New Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (9)

4.6	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. (included in Exhibit 4.5). (9)

4.7	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited (included in Exhibit 4.5). (9)

4.8	Registration Agreement dated as of August 1, 2003 by and among MSX International, Inc., MSX International Limited, the Guarantors and Jeffries & Company, Inc. (9)

10.1	Amended and Restated Stockholders’ Agreement. (6)

10.2	Amended and Restated Registration Rights Agreement. (6)

10.3	CVC Subscription Agreement dated as of January 3, 1997 between MSXI and CVC. (1)

10.4	Management Subscription Agreement dated as of January 3, 1997 between MSXI and certain executive officers of MSXI. (1)

10.5	Deferred Compensation Plan. (1)

10.6	MSX International, Inc. 2000 Stock Option Plan. (6)

10.7	Employment Agreement dated as of January 3, 1997 between MSXI and Frederick K. Minturn. (1)

10.8	Stock Purchase Agreement dated as of July 25, 1997 between MSX International (Holdings), Inc. and Ford Motor Company. (1)

10.9	Acquisition Agreement dated as of November 12, 1996 among MSXI, MascoTech and ASG Holdings Inc. (1)

10.10	Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and Lexstra International, Inc. and Lexus Temporaries, Inc. (2)

10.11	Stock Purchase Agreement dated as of December 22, 1998 between MSX Engineering Services, Inc. and MegaTech Engineering, Inc. (3)

10.12	Stock Purchase Agreement dated as of September 17, 1999 between MSX Engineering Services, Inc. and Chelsea Computer Consultants, Inc. (4)

10.13	Amended and Restated Credit Agreement dated as of November 30, 1999 between MSX International, Inc., the Borrowing Subsidiaries, and Bank One, NA. (8)

10.14	Stock Purchase Agreement dated as of August 6, 1999 between MSX International Holding Ltd. and Satiz S.p.A. (5)

10.15	Amended and Restated Fourth Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Court Square Capital Limited. (9)

10.16	Agreement Regarding Transfer of Shares and Satisfaction of Promissory Note.

10.17	Third Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc. and Citicorp Mezzanine III, L.P. (9)

10.18	Warrant Purchase Agreement dated as of August 1, 2003, by and between MSX International, Inc. and Citicorp Mezzanine III, L.P. (9)

10.19	Purchase Agreement dated as of July 25, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (9)

10.20	Amendment No. 1 to Purchase Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (9)

10.21	Amendment No. 1 to Amended and Restated Stockholders’ Agreement dated as of January 31, 2003. (9)

10.22	Amendment No. 2 to Amended and Restated Stockholders’ Agreement dated as of August 1, 2003. (9)

10.23	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of August 1, 2003. (9)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1	Business Code of Conduct and Ethics

21.1	Subsidiaries of MSXI.

31.1	Certification by the Executive Vice President and Chief Financial officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 filed July 21, 1998 (Amendment No. 3).

(2)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed November 11, 1998.

(3)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed June 30, 1999.

(4)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed October 26, 1999.

(5)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 14, 2000.

(6)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 9, 2001.

(7)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed August 14, 2002.

(8)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 27, 2003.

(9)	Incorporated by reference to Exhibits filed with MSX International’s Registration Statement on Form S-4 filed September 30, 2003.

(b)	Reports on Form 8-K.

During the last quarter of the period covered by this report, a Form 8-K was filed on December 2, 2003, reporting under “Item 5. Other Events” the resignation of our chief executive officer and the appointment of his successor.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSX INTERNATIONAL, INC.
By:	/S/ FREDERICK K. MINTURN
Frederick K. Minturn
Executive Vice President and Chief Financial Officer

March 19, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ ROBERT NETOLICKA Robert Netolicka	Chief Executive Officer President and Director (Principal Executive Officer)

/S/ FREDERICK K. MINTURN Frederick K. Minturn	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ THOMAS T. STALLKAMP Thomas T. Stallkamp	Chairman and Director

/S/ ERWIN H. BILLIG Erwin H. Billig	Director

/S/ DAVID E. COLE David E. Cole	Director	March 19, 2004

/S/ CHARLES E. CORPENING Charles E. Corpening	Director

/S/ MICHAEL A. DELANEY Michael A. Delaney	Director

/S/ RICHARD J. PURICELLI Richard J. Puricelli	Director

FINANCIAL STATEMENT SCHEDULES

PURSUANT TO ITEM 14(a)(2) of Form 10-K

ANNUAL REPORT to the SECURITIES AND EXCHANGE COMMISSION

For the fiscal year ended December 28, 2003

Schedule, as required for the three fiscal years ended December 28, 2003:

Page
II. Valuation and Qualifying Accounts	F-2

F-1

MSX INTERNATIONAL, INC.
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For the Three Fiscal Years Ended December 28, 2003

		Additions
		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning of	to costs	to Other		End of
Description	Period	and Expenses	Accounts	Deductions	Period
				(A)
2003
Allownce for Doubtful accounts	$4,361,461	$2,580,610	$—	$3,986,415	$2,955,656
Valuation allowance for deferred taxes	6,077,645	33,688,257	1,065,465	—	40,831,367
2002
Allownce for Doubtful accounts	2,660,318	2,671,195	—	970,052	4,361,461
Valuation allowance for deferred taxes	—	6,077,645	—	—	6,077,645
2001
Allownce for Doubtful accounts	2,032,420	2,267,224	—	1,639,326	2,660,318
Valuation allowance for deferred taxes	—	—	—	—	—

(A) Doubtful accounts charged off, net of recoveries.

F-2

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of MSXI. (6)

3.2	Amended and Restated By-laws of MSXI, incorporated by reference to Exhibit 3.2 to MSX International’s Annual Report on Form 10-K filed March 8, 2002.

4.1	Indenture dated as of January 15, 1998 by and between MSXI, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11-3/8% Senior Subordinated Notes due 2008.(1)

4.2	Form of Exchange Notes. (1)

4.3	Registration Agreement dated as of January 16, 1998 by and among MSXI, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc. (1)

4.4	Indenture dated as of August 1, 2003, between MSX International, Inc., MSX International Limited, the Subsidiary Guarantors and BNY Midwest Trust Company, as trustee, in respect of the Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (9)

4.5	Form of New Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (9)

4.6	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. (included in Exhibit 4.5). (9)

4.7	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited (included in Exhibit 4.5). (9)

4.8	Registration Agreement dated as of August 1, 2003 by and among MSX International, Inc., MSX International Limited, the Guarantors and Jeffries & Company, Inc. (9)

10.1	Amended and Restated Stockholders’ Agreement. (6)

10.2	Amended and Restated Registration Rights Agreement. (6)

10.3	CVC Subscription Agreement dated as of January 3, 1997 between MSXI and CVC. (1)

10.4	Management Subscription Agreement dated as of January 3, 1997 between MSXI and certain executive officers of MSXI. (1)

10.5	Deferred Compensation Plan. (1)

10.6	MSX International, Inc. 2000 Stock Option Plan. (6)

10.7	Employment Agreement dated as of January 3, 1997 between MSXI and Frederick K. Minturn. (1)

10.8	Stock Purchase Agreement dated as of July 25, 1997 between MSX International (Holdings), Inc. and Ford Motor Company. (1)

Exhibit No.	Description

10.9	Acquisition Agreement dated as of November 12, 1996 among MSXI, MascoTech and ASG Holdings Inc. (1)

10.10	Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and Lexstra International, Inc. and Lexus Temporaries, Inc. (2)

10.11	Stock Purchase Agreement dated as of December 22, 1998 between MSX Engineering Services, Inc. and MegaTech Engineering, Inc. (3)

10.12	Stock Purchase Agreement dated as of September 17, 1999 between MSX Engineering Services, Inc. and Chelsea Computer Consultants, Inc. (4)

10.13	Amended and Restated Credit Agreement dated as of November 30, 1999 between MSX International, Inc., the Borrowing Subsidiaries, and Bank One, NA. (8)

10.14	Stock Purchase Agreement dated as of August 6, 1999 between MSX International Holding Ltd. and Satiz S.p.A. (5)

10.15	Amended and Restated Fourth Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Court Square Capital Limited. (9)

10.16	Agreement Regarding Transfer of Shares and Satisfaction of Promissory Note.

10.17	Third Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc. and Citicorp Mezzanine III, L.P. (9)

10.18	Warrant Purchase Agreement dated as of August 1, 2003, by and between MSX International, Inc. and Citicorp Mezzanine III, L.P. (9)

10.19	Purchase Agreement dated as of July 25, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (9)

10.20	Amendment No. 1 to Purchase Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (9)

10.21	Amendment No. 1 to Amended and Restated Stockholders’ Agreement dated as of January 31, 2003. (9)

10.22	Amendment No. 2 to Amended and Restated Stockholders’ Agreement dated as of August 1, 2003. (9)

10.23	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of August 1, 2003. (9)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1	Business Code of Conduct and Ethics

21.1	Subsidiaries of MSXI.

31.1	Certification by the Executive Vice President and Chief Financial officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 filed July 21, 1998 (Amendment No. 3).

(2)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed November 11, 1998.

(3)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed June 30, 1999.

(4)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed October 26, 1999.

(5)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 14, 2000.

(6)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 9, 2001.

(7)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed August 14, 2002.

(8)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 27, 2003.

(9)	Incorporated by reference to Exhibits filed with MSX International’s Registration Statement on Form S-4 filed September 30, 2003.