Form 10-Q
period 2004-04-04
MSX INTERNATIONAL INC
filed 2004-05-07
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 333-49821

MSX International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3323099 (I.R.S. Employer Identification No.)

1950 Concept Drive, Warren, Michigan (Address of principal executive offices)	48091 (Zip Code)

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

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

as of April 4, 2004 and December 28, 2003

	April 4, 2004 (Unaudited)	December 28, 2003
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,121	$36,650
Accounts receivable, net (Note 3)	208,395	219,219
Inventory	9,012	8,618
Prepaid expenses and other assets	7,765	6,218
Deferred income taxes, net	6,501	6,896

Total current assets	272,794	277,601

Property and equipment, net	16,376	18,480
Goodwill, net (Note 4)	133,358	129,624
Other assets	13,016	13,268

Total assets	$435,544	$438,973

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 5)	$10,255	$10,519
Accounts payable and drafts	152,672	149,051
Accrued payroll and benefits	29,954	30,140
Other accrued liabilities	72,715	78,769

Total current liabilities	265,596	268,479

Long-term debt (Note 5)	249,944	249,742
Long-term deferred compensation and other liabilities	11,939	12,031
Deferred income taxes, net	1,882	1,618

Total liabilities	529,361	531,870

Commitments and contingencies	—	—
Series A Preferred Stock (Note 6)	84,477	81,812
Shareholders’ deficit:
Common Stock, $.01 par value, 5,000,000 aggregate shares of Class A and Class B Common Stock authorized; 486,354 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in-capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(4,063)	(2,749)
Accumulated deficit	(150,105)	(147,834)

Total shareholders’ deficit	(178,294)	(174,709)

Total liabilities and shareholders’ deficit	$435,544	$438,973

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

for the fiscal quarters ended April 4, 2004 and March 30, 2003

	Fiscal Quarter Ended
	April 4,	March 30,
	2004	2003
	(in thousands)
Net sales	$167,314	$183,351
Cost of sales	146,713	162,788

Gross profit	20,601	20,563

Selling, general and administrative expenses	11,307	16,090
Restructuring and severance costs	—	1,352
Loss on asset impairment and sale	—	79

Operating income	9,294	3,042

Interest expense, net	7,805	6,675

Income (loss) before income taxes, minority interests and equity in affiliates	1,489	(3,633)

Income tax provision	1,095	101
Less minority interests and equity in affiliates, net of taxes	—	(174)

Net income (loss)	394	(3,560)

Accretion for redemption of preferred stock	(2,665)	(2,194)

Net loss available to common shareholders	$(2,271)	$(5,754)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

for the fiscal quarters ended April 4, 2004 and March 30, 2003

	Fiscal Quarter Ended
	April 4,	March 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$394	$(3,560)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Minority interests and equity in affiliates	—	(174)
Depreciation	2,381	4,759
Amortization of debt issuance costs and non-cash interest	1,107	513
Deferred taxes	659	(665)
(Gain) loss on sale/disposal of property and equipment	(55)	361
(Increase) decrease in receivables, net	10,824	(7,630)
(Increase) decrease in inventory	(395)	637
(Increase) decrease in prepaid expenses and other assets	(1,546)	(2,008)
Increase (decrease) in current liabilities	(2,725)	2,058
Other, net	(282)	(1,181)

Net cash provided by (used for) operating activities	10,362	(6,890)

Cash flows from investing activities:
Capital expenditures	(342)	(2,246)
Proceeds from sale/disposal of property and equipment	78	236
Other, net	294	(299)

Net cash provided by (used for) investing activities	30	(2,309)

Cash flows from financing activities:
Repayment of debt	—	(1,394)
Debt issuance costs	(313)	(975)
Changes in revolving debt, net	(634)	18,719
Changes in book overdrafts, net	(3,696)	(13,846)

Net cash provided by (used for) financing activities	(4,643)	2,504

Effect of foreign exchange rate changes on cash and cash equivalents	(1,278)	(354)

Cash and cash equivalents:
Increase for the period	4,471	(7,049)
Balance, beginning of period	36,650	10,935

Balance, end of period	$41,121	$3,886

The accompanying notes are an integral part of the consolidated financial statements

MSX International, Inc.

Notes to Consolidated Financial Statements (Unaudited)
(dollars in thousands unless otherwise stated)

1. Organization and Basis of Presentation:

     The accompanying financial statements present the consolidated assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries (“MSXI”). MSXI is a holding company owned primarily by Citicorp and affiliates and certain members of management. We are principally engaged in providing business services to automobile manufacturers and suppliers and other industries primarily in North America and Europe. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.

     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters ended April 4, 2004 and March 30, 2003 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

2. Restructuring and Severance:

     During 2003, the company executed several restructuring actions to reduce operating costs and streamline its administrative infrastructure. No such charges were recorded during the first quarter of 2004. Unfunded obligations associated with these restructuring actions appear as reserves in the company’s balance sheet. The following table shows the activity related to restructuring reserves for the fiscal quarter ended April 4, 2004:

			Other
	Termination	Facility	Contractual
	Benefits	Consolidation	Costs	Other	Total
Reserve at December 28, 2003	$8,032	$5,954	$3,085	$265	$17,336
Payments and reserve utilization in fiscal 2004	(3,503)	(4,454)	(773)	(156)	(8,886)

Reserve at April 4, 2004	$4,529	$1,500	$2,312	$109	$8,450

3. Accounts Receivable:

     Accounts receivable include both billed and unbilled receivables. Unbilled receivables amounted to $66.1 million and $59.1 million at April 4, 2004 and December 28, 2003, respectively. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain vendor management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $30.6 million as of April 4, 2004 and $38.3 million as of December 28, 2003. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

4. Goodwill, net:

     The following summarizes the changes in our goodwill balances during the three months ended April 4, 2004:

	Human
	Capital	Business	Engineering
	Services	Services	Services	Total
Balance at December 28, 2003	$97,392	$32,232	$—	$129,624
Goodwill recorded during the period	—	3,800	—	3,800
Translation changes	3	(69)	—	(66)

Balance at April 4, 2004	$97,395	$35,963	$—	$133,358

     During the first quarter of fiscal 2004 we recorded a contingent earnout obligation totaling $3.8 million related to a prior year acquisition. Payment of this obligation is pending resolution of a dispute regarding the earnout.

5. Debt:

     Debt is comprised of the following:

	Interest Rates at		Outstanding at
	April 4,	December 28,	April 4,	December 28,
	2004	2003	2004	2003
Senior credit facility	7.50%	8.55%	$—	$297
Senior secured notes, net of unamortized discount	11.00%	11.00%	74,948	74,911
Mezzanine term notes, net of unamortized discount	11.50%	11.50%	24,373	24,325
Fourth lien term notes	10.00%	10.00%	18,288	17,802
Senior subordinated notes	11.375%	11.375%	130,000	130,000
Satiz facility	4.95%	4.67%	10,255	10,519
Other	7.00%	7.00%	2,335	2,407

			260,199	260,261
Less current portion			10,255	10,519

Total long-term debt			$249,944	$249,742

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

6. Series A Preferred Stock:

     Effective December 29, 2003 the company amended its Restated Certificate of Incorporation to modify the redemption provisions of our 12% Series A Cumulative Preferred Stock (the “Preferred Stock”). As a result of the amendment the Preferred Stock is now redeemable to the extent that funds are legally available, on or after December 31, 2008, at the option of the company or the shareholder.

     As of April 4, 2004 and December 28, 2003 there are 359,448 shares of the Preferred Stock outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of April 4, 2004, dividends accrued totaled $48.5 million, however we have not declared or paid any dividends. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in our debt agreements.

7. Comprehensive Loss:

     Our comprehensive loss was:

	Fiscal Quarter Ended
	April 4,	March 30,
	2004	2003
Net income (loss)	$394	$(3,560)
Other comprehensive income (loss) - foreign currency translation adjustments	(1,314)	1,398

Comprehensive loss	$(920)	$(2,162)

8. Income Taxes:

     The company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the quarter ended April 4, 2004 differs from the 35% federal statutory rate primarily because of these valuation allowances. The expense for the period relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Segment Information:

     MSXI is a global provider of technical business services to the automotive and other industries. Our business includes: human capital services, business services and engineering services. Human capital services include a full range of staffing solutions, including direct support of our engineering and business services. Our business services include solutions to quality, and communication related customer needs. Engineering services offers a full range of total product, custom, or single point engineering solutions. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131 due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, common customers, and marketing and sales processes.

     The accounting policies of each of our segments are the same as those for MSXI except that the financial results for each segment are presented using a management approach. We evaluate performance based on earnings before interest, taxes, including the Michigan Single Business Tax and other similar taxes, amortization and non-cash charges, (EBITA). The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs and termination and restructuring costs are not allocated to the segments.

     The following is a summary of selected data for each of our segments:

	Human
	Capital	Business	Engineering
	Services	Services	Services	Other	Total
Quarter Ended April 4, 2004:
Net sales — external	$58,878	$67,891	$40,545	$—	$167,314
Net intercompany sales	2	305	269	(576)	—
Segment EBITA	3,777	6,769	2,882	—	13,428
Quarter Ended March 30, 2003:
Net sales — external	72,223	66,932	44,196	—	183,351
Net intercompany sales	292	1,528	139	(1,959)	—
Segment EBITA	4,723	4,343	(2,476)	—	6,590

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

9. Segment Information: — continued

     A reconciliation of total segment EBITA to consolidated income (loss) before income taxes, minority interests and equity in affiliates is as follows:

	Fiscal Quarter Ended
	April 4,	March 30,
	2004	2003
Total segment EBITA	$13,428	$6,590
Net costs not allocated to segments	(3,348)	(2,673)
Interest expense, net	(7,805)	(6,675)
Michigan single business tax and other similar taxes	(786)	(875)

Consolidated income (loss) before income taxes, minority interests and equity in affiliates	$1,489	$(3,633)

10. Stock-Based Compensation:

     We account for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. In June, 2003 we repriced selected outstanding stock options. In accordance with APB 25 we now account for the options under variable plan accounting. We have not recognized any expense related to employee stock options as the estimated fair value of the stock is below the exercise price of the options as of April 4, 2004. The following table illustrates the effect on net income (loss) for the fiscal quarters ended April 4, 2004 and March 30, 2003 if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal Quarter Ended
	April 4,	March 30,
	2004	2003
Net income (loss) as reported	$394	$(3,560)
Deduct: Total employee stock-based compensation determined under the fair value method, net of taxes	—	(18)

Pro forma net income (loss)	$394	$(3,578)

11. New Accounting Pronouncements:

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities because they embody an obligation of the company. As discussed in Note 6, the redemption provisions of our preferred stock were amended and the adoption of SFAS 150 during the first quarter of fiscal 2004 did not have any impact on the company’s consolidated results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. The adoption of FIN 46 during the first quarter of fiscal 2004 did not have a material impact on the company’s consolidated results of operations or financial position.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.:

     Senior secured notes that are issued by MSX International, Inc. are collateralized by security interests in substantially all of the assets of the company and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes as well as the senior subordinated notes issued by MSX International, Inc. are guaranteed jointly and severally by all domestic subsidiaries of MSX International, Inc.

     The following presents condensed consolidating financial information for:

•	MSXI-the parent company and issuer

•	The guarantor subsidiaries

•	The non-guarantor subsidiaries

•	MSXI on a consolidated basis

     Investments in subsidiaries are accounted for under the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions. Separate financial statements for each of the guarantor and non-guarantor subsidiaries are not presented because management has determined such statements would not provide additional material information to the holders of the senior subordinated or senior secured notes.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of April 4, 2004

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$26,250	$2,367	$12,504	$—	$41,121
Accounts receivable, net	—	88,936	119,459	—	208,395
Inventory	—	6,068	2,944	—	9,012
Prepaid expenses and other assets	—	4,762	3,003	—	7,765
Deferred income taxes, net	—	3,138	6,830	(3,467)	6,501

Total current assets	26,250	105,271	144,740	(3,467)	272,794

Property and equipment, net	—	7,115	9,261	—	16,376
Goodwill, net	—	116,302	17,056	—	133,358
Investment in subsidiaries	92,550	17,441	—	(108,233)	1,758
Other assets	7,138	3,315	805	—	11,258
Deferred income taxes, net	—	1,668	—	(1,668)	—

Total assets	$125,938	$251,112	$171,862	$(113,368)	$435,544

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$10,255	$—	$10,255
Accounts payable and drafts	—	86,206	66,466	—	152,672
Accrued liabilities	5,151	53,282	44,236	—	102,669
Deferred income taxes, net	3,467	—	—	(3,467)	—

Total current liabilities	8,618	139,488	120,957	(3,467)	265,596

Long-term debt	231,066	—	18,878	—	249,944
Intercompany accounts	(21,269)	16,406	4,863	—	—
Long-term deferred compensation and other liabilities	—	2,668	9,271	—	11,939
Deferred income taxes, net	1,340	—	2,210	(1,668)	1,882

Total liabilities	219,755	158,562	156,179	(5,135)	529,361

Series A Preferred Stock	84,477	—	—	—	84,477
Shareholders’ equity (deficit)	(178,294)	92,550	15,683	(108,233)	(178,294)

Total liabilities and shareholders’ equity (deficit)	$125,938	$251,112	$171,862	$(113,368)	$435,544

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 2003

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$390	$17,660	$—	$36,650
Accounts receivable, net	—	95,154	124,065	—	219,219
Inventory	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	4,151	2,067	—	6,218
Deferred income taxes, net	—	3,093	6,896	(3,093)	6,896

Total current assets	18,600	108,423	153,671	(3,093)	277,601

Property and equipment, net	—	8,129	10,351	—	18,480
Goodwill, net	—	112,502	17,122	—	129,624
Investment in subsidiaries	87,423	13,659	—	(99,284)	1,798
Other assets	7,370	3,448	652	—	11,470
Deferred income taxes, net	—	2,286	—	(2,286)	—

Total assets	$113,393	$248,447	$181,796	$(104,663)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	77,525	71,526	—	149,051
Accrued liabilities	9,425	51,147	48,337	—	108,909
Deferred income taxes, net	3,093	—	—	(3,093)	—

Total current liabilities	12,518	128,672	130,382	(3,093)	268,479

Long-term debt	230,566	—	19,176	—	249,742
Intercompany accounts	(39,080)	29,668	9,412	—	—
Long-term deferred compensation and other liabilities	—	2,684	9,347	—	12,031
Deferred income taxes, net	2,286	—	1,618	(2,286)	1,618

Total liabilities	206,290	161,024	169,935	(5,379)	531,870

Series A Preferred Stock	81,812	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	87,423	11,861	(99,284)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$248,447	$181,796	$(104,663)	$438,973

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.- continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended April 4, 2004 and March 30, 2003

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Quarter Ended April 4, 2004:
Net sales	$—	$97,399	$70,491	$(576)	$167,314
Cost of sales	—	87,569	59,720	(576)	146,713

Gross profit	—	9,830	10,771	—	20,601
Selling, general and administrative expenses	—	6,990	4,317	—	11,307

Operating income (loss)	—	2,840	6,454	—	9,294
Interest expense, net	6,667	1,099	39	—	7,805

Income (loss) before income taxes, minority interests, and equity in affiliates	(6,667)	1,741	6,415	—	1,489
Income tax provision (benefit)	(622)	436	1,281	—	1,095
Minority interests and equity in affiliates	6,439	5,134	—	(11,573)	—

Net income (loss)	$394	$6,439	$5,134	$(11,573)	$394

Fiscal Quarter Ended March 30, 2003:
Net sales	$—	$109,031	$76,279	$(1,959)	$183,351
Cost of sales	—	96,710	68,423	(1,959)	163,174

Gross profit	—	12,321	7,856	—	20,177
Selling, general and administrative expenses	—	9,329	6,375	—	15,704
Restructuring and severance costs	—	957	395	—	1,352
Loss on asset impairment and sale	—	55	24	—	79

Operating income (loss)	—	1,980	1,062	—	3,042
Interest expense, net	4,346	2,021	308	—	6,675

Income (loss) before income taxes, minority interests, and equity in affiliates	(4,346)	(41)	754	—	(3,633)
Income tax provision (benefit)	(1,295)	399	997	—	101
Minority interests and equity in affiliates	(509)	(69)	59	693	174

Net income (loss)	$(3,560)	$(509)	$(184)	$693	$(3,560)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended April 4, 2004

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$394	$6,439	$5,134	$(11,573)	$394
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(6,439)	(5,134)	—	11,573	—
Loss on asset impairment and sale	—	—	—	—	—
Depreciation	—	1,212	1,169	—	2,381
Amortization of debt issuance costs and non-cash interest	1,028	—	79	—	1,107
Deferred taxes	(572)	573	658	—	659
(Gain) loss on sale/disposal of property and equipment	—	3	(58)	—	(55)
(Increase) decrease in receivables, net	—	6,218	4,606	—	10,824
(Increase) decrease in inventory	—	(434)	39	—	(395)
(Increase) decrease in prepaid expenses and other assets	—	(610)	(936)	—	(1,546)
Increase (decrease) in current liabilities	(4,276)	10,712	(9,161)	—	(2,725)
Other, net	—	(143)	(139)	—	(282)

Net cash provided by (used for) operating activities	(9,865)	18,836	1,391	—	10,362

Cash flows from investing activities:
Capital expenditures	—	(200)	(142)	—	(342)
Proceeds from sale/disposal of property and equipment	—	2	76	—	78
Other, net	—	294	—	—	294

Net cash provided by (used for) investing activities	—	96	(66)	—	30

Cash flows from financing activities:
Transactions with subsidiaries	17,811	(13,261)	(4,550)	—	—
Debt issuance costs	(296)	—	(17)	—	(313)
Changes in revolving debt, net	—	—	(634)	—	(634)
Changes in book overdrafts, net	—	(3,696)	—	—	(3,696)

Net cash provided by (used for) financing activities	17,515	(16,957)	(5,201)	—	(4,643)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,278)	—	(1,278)

Cash and cash equivalents:
Increase (decrease) for the period	7,650	1,975	(5,154)	—	4,471
Balance, beginning of period	18,600	391	17,659	—	36,650

Balance, end of period	$26,250	$2,366	$12,505	$—	$41,121

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended March 30, 2003

			Non-
	MSXI	Guarantor	Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,560)	$(509)	$(184)	$693	$(3,560)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	509	70	(60)	(693)	(174)
Depreciation	—	2,375	2,384	—	4,759
Amortization of debt issuance costs	513	—	—	—	513
Deferred taxes	—	—	(665)	—	(665)
Loss on sale/disposal of property and equipment	—	60	301	—	361
(Increase) decrease in receivables, net	(6)	(5,988)	(1,636)	—	(7,630)
(Increase) decrease in inventory	—	240	397	—	637
(Increase) decrease in prepaid expenses and other assets	9	(1,620)	167	—	(1,444)
Increase (decrease) in current liabilities	(4,279)	9,068	(3,295)	—	1,494
Other, net	—	(1,098)	(83)	—	(1,181)

Net cash provided by (used for) operating activities	(6,814)	2,598	(2,674)	—	(6,890)

Cash flows from investing activities:
Capital expenditures	—	(1,189)	(1,057)	—	(2,246)
Proceeds from sale/disposal of property and equipment	—	236	—	—	236
Other, net	—	(299)	—	—	(299)

Net cash used for investing activities	—	(1,252)	(1,057)	—	(2,309)

Cash flows from financing activities:
Transactions with subsidiaries	(9,418)	14,110	(4,692)	—	—
Repayment of debt	(1,385)	(9)	—	—	(1,394)
Debt issuance costs	(975)	—	—	—	(975)
Changes in revolving debt, net	18,592	—	127	—	18,719
Changes in book overdrafts, net	—	(15,470)	1,624	—	(13,846)

Net cash provided by (used for) financing activities	6,814	(1,369)	(2,941)	—	2,504

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(354)	—	(354)

Cash and cash equivalents:
Increase (decrease) for the period	—	(23)	(7,026)	—	(7,049)
Balance, beginning of period	—	154	10,781	—	10,935

Balance, end of period	$—	$131	$3,755	$—	$3,886

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited:

     Senior secured notes that are issued by MSXI Limited, an indirect subsidiary of MSX International, Inc., are collateralized by the accounts receivable of MSXI Limited and substantially all of the assets of MSXI and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes issued by MSXI Limited are guaranteed jointly and severally by MSX International, Inc. and all of its domestic subsidiaries. Because of the parent and subsidiary guarantee structure, we present the following condensed consolidating financial information for:

•	MSXI — the parent company

•	MSXI Limited — the issuer

•	The guarantor subsidiaries

•	The non-guarantor subsidiaries

•	MSXI on a consolidated basis

     Investments in subsidiaries are accounted for under the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions. Separate financial statements for each of the guarantor and non-guarantor subsidiaries are not presented because management has determined such statements would not provide additional material information to the holders of the senior secured notes.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited- continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of April 4, 2004

		MSXI		Non-
	MSXI	Limited	Guarantor	Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$26,250	$99	$2,367	$12,405	$—	$41,121
Accounts receivable, net	—	19,860	88,936	99,599	—	208,395
Inventory	—	3	6,068	2,941	—	9,012
Prepaid expenses and other assets	—	785	4,762	2,218	—	7,765
Deferred income taxes, net	—	423	3,138	6,407	(3,467)	6,501

Total current assets	26,250	21,170	105,271	123,570	(3,467)	272,794

Property and equipment, net	—	2,330	7,115	6,931	—	16,376
Goodwill, net	—	104	116,302	16,952	—	133,358
Investment in subsidiaries	92,550	11	17,441	(2,312)	(105,932)	1,758
Other assets	7,138	601	3,315	204	—	11,258
Deferred income taxes, net	—	—	1,668	—	(1,668)	—

Total assets	$125,938	$24,216	$251,112	$145,345	$(111,067)	$435,544

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$10,255	$—	$10,255
Accounts payable and drafts	—	9,545	86,206	56,921	—	152,672
Accrued liabilities	5,151	10,309	53,282	33,927	—	102,669
Deferred income taxes, net	3,467	—	—	—	(3,467)	—

Total current liabilities	8,618	19,854	139,488	101,103	(3,467)	265,596

Long-term debt	231,066	16,542	—	2,336	—	249,944
Intercompany accounts	(21,269)	(10,672)	16,406	15,535	—	—
Long-term deferred compensation and other liabilities	—	254	2,668	9,017	—	11,939
Deferred income taxes, net	1,340	539	—	1,671	(1,668)	1,882

Total liabilities	219,755	26,517	158,562	129,662	(5,135)	529,361

Series A Preferred Stock	84,477	—	—	—	—	84,477
Shareholders’ equity (deficit)	(178,294)	(2,301)	92,550	15,683	(105,932)	(178,294)

Total liabilities and shareholders’ equity (deficit)	$125,938	$24,216	$251,112	$145,345	$(111,067)	$435,544

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 2003

		MSXI		Non-
	MSXI	Limited	Guarantor	Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$5,639	$390	$12,021	$—	$36,650
Accounts receivable, net	—	23,876	95,154	100,189	—	219,219
Inventory	—	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	715	4,151	1,352	—	6,218
Deferred income taxes, net	—	391	3,093	6,506	(3,094)	6,896

Total current assets	18,600	30,621	108,423	123,051	(3,094)	277,601

Property and equipment, net	—	2,614	8,129	7,737	—	18,480
Goodwill, net	—	99	112,502	17,023	—	129,624
Investment in subsidiaries	87,423	10	13,659	(2,638)	(96,656)	1,798
Other assets	7,370	594	3,448	58	—	11,470
Deferred income taxes, net	—	—	2,286	—	(2,286)	—

Total assets	$113,393	$33,938	$248,447	$145,231	$(102,036)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	15,028	77,525	56,498	—	149,051
Accrued liabilities	9,425	13,215	51,147	35,122	—	108,909
Deferred income taxes, net	3,093	—	—	—	(3,093)	—

Total current liabilities	12,518	28,243	128,672	102,139	(3,093)	268,479

Long-term debt	230,566	16,471	—	2,705	—	249,742
Intercompany accounts	(39,080)	(8,779)	29,668	18,191	—	—
Long-term deferred compensation and other liabilities	—	240	2,684	9,107	—	12,031
Deferred income taxes, net	2,286	391	—	1,228	(2,287)	1,618

Total liabilities	206,290	36,566	161,024	133,370	(5,380)	531,870

Series A Preferred Stock	81,812	—	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	(2,628)	87,423	11,861	(96,656)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$33,938	$248,447	$145,231	$(102,036)	$438,973

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended April 4, 2004 and March 30, 2003

		MSXI		Non-
	MSXI	Limited	Guarantor	Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Quarter Ended April 4, 2004
Net sales	$—	$19,000	$97,399	$51,491	$(576)	$167,314
Cost of sales	—	16,554	87,569	43,166	(576)	146,713

Gross profit	—	2,446	9,830	8,325	—	20,601
Selling, general and administrative expenses	—	1,233	6,990	3,084	—	11,307

Operating income	—	1,213	2,840	5,241	—	9,294
Interest expense (income), net	6,667	(178)	1,099	217	—	7,805

Income (loss) before income taxes, minority interests and equity in affiliates	(6,667)	1,391	1,741	5,024	—	1,489
Income tax provision (benefit)	(622)	423	436	858	—	1,095
Minority interests and equity in affiliates	6,439	—	5,134	968	(12,541)	—

Net income (loss)	$394	$968	$6,439	$5,134	$(12,541)	$394

Fiscal Quarter Ended March 30, 2003
Net sales	$—	$22,933	$109,031	$53,346	$(1,959)	$183,351
Cost of sales	—	20,378	96,710	48,045	(1,959)	163,174

Gross profit	—	2,555	12,321	5,301	—	20,177
Selling, general and administrative expenses	—	3,086	9,329	3,289	—	15,704
Restructuring and severance costs	—	370	957	25	—	1,352
(Gain)/loss on asset impairment and sale	—	241	55	(217)	—	79

Operating income (loss)	—	(1,142)	1,980	2,204	—	3,042
Interest expense, net	4,346	262	2,021	46	—	6,675

Income (loss) before income taxes, minority interests and equity in affiliates	(4,346)	(1,404)	(41)	2,158	—	(3,633)
Income tax provision (benefit)	(1,295)	(523)	399	1,520	—	101
Minority interests and equity in affiliates	(509)	—	(69)	(823)	1,575	174

Net income (loss)	$(3,560)	$(881)	$(509)	$(185)	$1,575	$(3,560)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended April 4, 2004

		MSXI		Non-
	MSXI	Limited	Guarantor	Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$394	$968	$6,439	$5,134	$(12,541)	$394
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(6,439)	—	(5,134)	(968)	12,541	—
Depreciation	—	401	1,212	768	—	2,381
Amortization of debt issuance costs and non-cash interest	1,028	79	—	—	—	1,107
Deferred taxes	(572)	116	573	542	—	659
(Gain) loss on sale/disposal of property and equipment	—	(70)	3	12	—	(55)
(Increase) decrease in receivables, net	—	4,016	6,218	590	—	10,824
(Increase) decrease in inventory	—	(3)	(434)	42	—	(395)
(Increase) decrease in prepaid expenses and other assets	—	(70)	(610)	(866)	—	(1,546)
Increase (decrease) in current liabilities	(4,276)	(8,389)	10,712	(772)	—	(2,725)
Other, net	—	49	(143)	(188)	—	(282)

Net cash provided by (used for) operating activities	(9,865)	(2,903)	18,836	4,294	—	10,362

Cash flows from investing activities:
Capital expenditures	—	(51)	(200)	(91)	—	(342)
Proceeds from sale/disposal of property and equipment	—	66	2	10	—	78
Other, net	—	—	294	—	—	294

Net cash provided by (used for) investing activities	—	15	96	(81)	—	30

Cash flows from financing activities:
Transactions with subsidiaries	17,811	(1,894)	(13,261)	(2,656)	—	—
Debt issuance costs	(296)	(17)	—	—	—	(313)
Changes in revolving debt, net	—	—	—	(634)	—	(634)
Changes in book overdrafts, net	—	—	(3,696)	—	—	(3,696)

Net cash provided by (used for) financing activities	17,515	(1,911)	(16,957)	(3,290)	—	(4,643)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(741)	—	(537)	—	(1,278)

Cash and cash equivalents:
Increase (decrease) for the period	7,650	(5,540)	1,975	386	—	4,471
Balance, beginning of period	18,600	5,639	391	12,020	—	36,650

Balance, end of period	$26,250	$99	$2,366	$12,406	$—	$41,121

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended March 30, 2003

		MSXI		Non-
	MSXI	Limited	Guarantor	Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,560)	$(882)	$(509)	$(184)	$1,575	$(3,560)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	509	—	70	822	(1,575)	(174)
Depreciation	—	755	2,375	1,629	—	4,759
Amortization of debt issuance costs	513	—	—	—	—	513
Deferred taxes	—	49	—	(714)	—	(665)
Loss on sale/disposal of property and equipment	—	18	60	283	—	361
(Increase) decrease in receivables, net	(6)	4,274	(5,988)	(5,910)	—	(7,630)
(Increase) decrease in inventory	—	—	240	397	—	637
(Increase) decrease in prepaid expenses and other assets	9	138	(1,620)	29	—	(1,444)
Increase (decrease) in current liabilities	(4,279)	752	9,068	(4,047)	—	1,494
Other, net	—	(12)	(1,098)	(71)	—	(1,181)

Net cash provided by (used for) operating activities	(6,814)	5,092	2,598	(7,766)	—	(6,890)

Cash flows from investing activities:
Capital expenditures	—	(409)	(1,189)	(648)	—	(2,246)
Loss on sale/disposal of property and equipment	—	—	236	—	—	236
Other, net	—	—	(299)	—	—	(299)

Net cash used for investing activities	—	(409)	(1,252)	(648)	—	(2,309)

Cash flows from financing activities:
Transactions with subsidiaries	(9,418)	(4,391)	14,110	(301)	—	—
Repayment of debt	(1,385)	—	(9)	—	—	(1,394)
Debt issuance costs	(975)	—	—	—	—	(975)
Changes in revolving debt, net	18,592	77	—	50	—	18,719
Changes in book overdrafts, net	—	—	(15,470)	1,624	—	(13,846)

Net cash provided by (used for) financing activities	6,814	(4,314)	(1,369)	1,373	—	2,504

Effect of foreign exchange rate changes on cash and cash equivalents	—	(347)	—	(7)	—	(354)

Cash and cash equivalents:
Increase (decrease) for the period	—	22	(23)	(7,048)	—	(7,049)
Balance, beginning of period	—	116	154	10,665	—	10,935

Balance, end of period	$—	$138	$131	$3,617	$—	$3,886

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Outlook

     We are a significant supplier of technical business services and have developed, through internal growth and acquisitions, extensive international service delivery capability. We are executing the following business strategy to leverage our commercial strengths:

•	Capitalize on growing trend toward outsourcing
•	Grow our non-automotive and non-traditional client base
•	Increase market share by delivering integrated services and cross-selling
•	Increase margins through emphasis on higher return service offerings in service segments with higher growth prospects

     Our business segments are affected by differing industry dynamics. As a result of recent industry and economic trends, our overall revenue declined during the past three years. Our revenue remains under pressure from continuing cost containment actions at our major customers. In response to difficult industry conditions we completed a significant restructuring plan in 2003 that reduced our headcount, consolidated underutilized facilities and eliminated unfavorable leases. We believe that automotive OEM budgets will generally remain stable in the next 12 to 24 months as our customers pursue cost reductions on their existing platforms and launch new concepts and products. Economic growth in North America and Europe is also expected to support the continuing development of our business. Operating trends in the first quarter of 2004 appear to support the key assumptions in the Company’s 2004 operating plan.

     We remain focused on building our customized services into standardized and scalable product offerings. We believe that this positioning of our services as integrated solutions will improve our value proposition to existing and prospective customers. Our strategy is to sell high value solutions by leveraging our global organization and existing customer base. As we continue to expand our services with current customers in the automotive industry, an important strategy is to expand our customer relationships to new automotive customers and to other industries. Our targeted markets include transportation, medical products, and financial services, among others. Although we cannot provide assurance about the future, our strategies are expected to enhance profitability on existing business and increase operating efficiencies while we work to expand our customer base.

     Net Sales

     For the first quarter of fiscal 2004, consolidated net sales decreased $16.0 million, or 8.7%, from $183.4 million in the first quarter of fiscal 2003 to $167.3 million during fiscal 2004. Overall, the decline in sales reflects lower demand for automotive engineering and human capital services and reductions from the closure/sale of certain unprofitable operations. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Quarter Ended		Change
	April 4,	March 30,
	2004	2003	$	%
	(dollars in thousands)
Human Capital Services	$58,878	$72,223	$(13,345)	(18.5%)
Business Services	67,891	66,932	959	1.4%
Engineering Services	40,545	44,196	(3,651)	(8.3%)

Total net sales	$167,314	$183,351	$(16,037)	(8.7%)

     The decline in human capital services primarily reflects reduced volumes in our engineering staffing and IT and technical staffing services in North America. Volume reductions reflect year over year declines in development programs and related contract staffing at automotive OEMs and selected non-automotive clients. In addition, our vendor management programs have been impacted by price reductions negotiated with customers to secure contract extensions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The small improvement in sales of business services versus 2003 reflects favorable exchange rate changes affecting our European operations. The net impact of year over year exchange rate changes was to increase sales of business services by about $5.8 million for the first quarter of 2004. Excluding the impact of foreign exchange rate changes, sales of business services for the first quarter of 2004 decreased about $4.8 million, or 7.2% versus 2003. The decrease primarily reflects reduced demand for custom communication services in our Italian operations.

     Sales of engineering services reflect declining volumes in our European operations partially offset by a favorable exchange impact of $1.6 million on sales. After adjusting for the impact of exchange rate variances, our European engineering operations reflect a net decrease of $5.9 million compared to fiscal 2003. Sales from our North and South American engineering operations increased $0.8 million compared to fiscal 2003, reflecting relatively stable demand versus the first quarter of fiscal 2003.

     Operating Profit

     Our consolidated gross profit, selling, general and administrative expenses and operating income for the periods presented were:

	Fiscal Quarter Ended		Change
	April 4,	March 30,
	2004	2003	$	%
	(dollars in thousands)
Gross profit	$20,601	$20,563	$38	0.2%
% of net sales	12.3%	11.2%	n/a	n/a
Selling, general and administrative expenses	$11,307	$16,090	$(4,783)	(29.7%)
% of net sales	6.8%	8.8%	n/a	n/a
Operating income	$9,294	$3,042	$6,252	205.5%
% of net sales	5.6%	1.7%	n/a	n/a

     Overall, gross profit for the first quarter of fiscal 2004 approximately equaled gross profit of the comparable period of fiscal 2003. This was a result of the cost reductions implemented throughout the company during fiscal 2003 offset by volume reductions. Our cost reduction programs have focused primarily on indirect labor and related fringe benefit costs, elimination of unprofitable operations, consolidation of facilities and reductions of other indirect operating costs. These initiatives resulted in savings to our cost of sales of approximately $4.2 million for the first quarter of 2004 and we anticipate total annualized savings of $19.0 million during 2004. The impact of the cost reductions was offset by reduced volumes and pricing pressures, primarily in our human capital and engineering services. Volume reductions resulted in a decrease in gross margins by approximately $4.1 million versus 2003. Gross profit as a percentage of sales improved to 12.4% for the first quarter of 2004 compared to 11.2% for the first quarter of 2003. Our cost reduction program is also expected to result in annualized selling, general and administrative savings of approximately $15.4 million during 2004.

     Interest expense

     Interest expense increased from $6.7 million during the first quarter of 2003 to $7.8 million during the first quarter of 2004, a $1.1 million increase. The increase in interest expense compared to 2003 primarily resulted from increased interest rates on debt outstanding as a result of the senior secured debt refinancing completed August 1, 2003.

     Income taxes

     The company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the quarter ended April 4, 2004 differs from the 35% federal statutory rate primarily because of these valuation allowances. The expense for the period relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Cash Flows

     General. Historically, our principal capital requirements are for working capital, product development initiatives, and capital expenditures for customer programs. These requirements have been met through a combination of senior secured debt, issuance of senior subordinated notes and cash from operations. In response to lower sales volumes and a de-emphasis on capital intensive businesses we have reduced our capital expenditures for existing programs and selected new product development initiatives. We also emphasize disciplined management of working capital. Capital expenditure requirements for current programs have decreased commensurate with reduced demand for selected services and by redeploying underutilized assets. Days sales outstanding, accounts receivable agings, and other working capital metrics are monitored closely to minimize investments in working capital. We believe that such metrics are important to identify opportunities and potential problems, particularly those associated with the automated payment processes of our large automotive customers. Cash balances in excess of amounts required to fund daily operations are used to pay down any amounts outstanding under our credit facility. Thereafter, surplus funds are invested in short term, money market investments.

     We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 30 to 60 day period after the invoice date. However, in connection with certain of our vendor management services, we collect related receivables at approximately the same time we make payment to suppliers.

     Operating Activities. Net cash provided by operating activities was $10.4 million for the first quarter of fiscal 2004 compared to net cash used for operating activities of $6.9 million during fiscal 2003. The increase reflects a $2.3 million increase in earnings before depreciation, amortization and other non-cash charges. The remaining change in net cash is related to changes in our working capital due primarily to the collection of accounts receivable relative to the close of the fiscal period.

     Investing Activities. Net cash provided by investing activities was $30 thousand for the first quarter of 2004 compared to net cash used for investing activities of $2.3 million for the first quarter of 2003. Capital expenditure requirements for current programs decreased commensurate with the current business volumes. Investments in other initiatives declined due to changes in strategic priorities.

     Financing Activities. Net cash used in financing activities was $4.6 million for the first quarter of 2004 compared to net cash provided by financing activities of $2.5 million for the first quarter of 2003. Financing requirements during the first quarter of 2003 increased to fund investments and provide for changes in working capital. Financing activities during 2004 also includes a decrease in book overdrafts, of $10.2 million, compared to 2003 due to the timing of vendor payments.

     Liquidity and Available Financings

     Our total indebtedness as of April 4, 2004 consists of senior secured notes, mezzanine term notes, fourth lien term notes, senior subordinated notes and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contingent commitments related to letters of credit totaling about $4.6 million at April 4, 2004.

     Available borrowings under our credit facility as of April 4, 2004 are subject to accounts receivable balance requirements. As of April 4, 2004 we have $38.9 million available for immediate borrowing based on eligible accounts receivable as determined in accordance with our credit agreement, as amended.

     We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations and debt service requirements through the term of our senior credit facility, which expires in July 2006, although there can be no assurance that will be the case. Financing requirements beyond July 2006 will require additional access to capital markets. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our new credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities because they embody an obligation of the company. As discussed in Note 6 the redemption provisions of our preferred stock were amended and the adoption of SFAS 150 during the first quarter of fiscal 2004 did not have any impact on the company’s consolidated results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. The adoption of FIN 46 during the first quarter of fiscal 2004 did not have a material impact on the company’s consolidated results of operations or financial position.

Forward — Looking Statements

     Certain of the statements made in this report on Form 10-Q, including the success of restructuring activities and other operational improvements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by the use of forward looking terminology such as “believes,” “expects,” “estimates,” “will,” “should,” “plans,” “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are based on current management projections and expectations. They involve significant risks and uncertainties. As such, they are not guarantees of future performance. MSX International disclaims any intent or obligation to update such statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of fiscal 2004 the following matters were ratified and approved by the consent of a majority of our stockholders:

•	An amendment to the Restated Certificate of Incorporation of MSXI to modify the redemption provisions of the company’s 12% Series A Cumulative Preferred Stock.

•	The following persons were elected to the MSX International, Inc. Board of Directors:

Robert Netolicka
Thomas T. Stallkamp
Erwin H. Billig
David E. Cole
Charles E. Corpening
Michael A. Delaney
Richard J. Puricelli

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K:

During the period covered by this report, the following reports were filed on Form 8-K:

•	March 22, 2004 reporting under “Item 12. Results of Operations and Financial Condition” we furnished the press release announcing our financial results for the fiscal year ended December 28, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 7, 2004

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn

Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer
and authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description
3.1(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation

31.2	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes - Oxley Act of 2002