Form 10-Q
period 2004-07-04
MSX INTERNATIONAL INC
filed 2004-08-09
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the Quarterly Period Ended July 4, 2004

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

(248)299-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934).   Yes [  ]    No [X]

At August 5, 2004, 486,350 shares of Class A common stock of the Registrant were outstanding.

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)
as of July 4, 2004 and December 28, 2003

	July 4,	December 28,
	2004	2003
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,117	$36,650
Accounts receivable, net (Note 3)	195,619	219,219
Inventory	9,305	8,618
Prepaid expenses and other assets	7,208	6,218
Deferred income taxes, net	4,014	6,896

Total current assets	248,263	277,601

Property and equipment, net	14,795	18,480
Goodwill, net (Note 4)	133,072	129,624
Other assets	12,704	13,268
Deferred income taxes, net	388	—

Total assets	$409,222	$438,973

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 5)	$10,872	$10,519
Accounts payable and drafts	128,223	149,051
Accrued payroll and benefits	27,389	29,625
Other accrued liabilities	73,758	78,769

Total current liabilities	240,242	267,964

Long-term debt (Note 5)	250,364	249,742
Long-term deferred compensation and other liabilities	12,710	12,546
Deferred income taxes, net	—	1,618

Total liabilities	503,316	531,870

Commitments and contingencies	—	—
Series A Preferred Stock (Note 6)	86,655	81,812
Shareholders’ deficit:
Common Stock, $.01 par value, 5,000,000 aggregate shares of Class A and Class B Common Stock authorized; 486,350 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in-capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss (Note 7)	(4,225)	(2,749)
Accumulated deficit	(152,398)	(147,834)

Total shareholders’ deficit	(180,749)	(174,709)

Total liabilities and shareholders’ deficit	$409,222	$438,973

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal six months ended July 4, 2004 and June 29, 2003

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2004	2003	2004	2003
		(in thousands)
Net sales	$153,901	$185,735	$321,215	$369,086
Cost of sales	135,025	162,248	281,738	325,036

Gross profit	18,876	23,487	39,477	44,050

Selling, general and administrative expenses	10,814	16,108	22,121	32,198
Restructuring and severance costs	—	548	—	1,900
Loss on asset impairment and sale	—	17	—	96

Operating income	8,062	6,814	17,356	9,856

Interest expense, net	8,349	6,633	16,154	13,308

Income (loss) before income taxes, minority interests and equity in affiliates	(287)	181	1,202	(3,452)

Income tax provision (benefit)	(171)	132	924	233
Less minority interests and equity in affiliates, net of taxes	—	(61)	—	(235)

Net income (loss)	(116)	110	278	(3,450)

Accretion for redemption of preferred stock	(2,178)	(2,261)	(4,843)	(4,455)

Net loss available to common shareholders	$(2,294)	$(2,151)	$(4,565)	$(7,905)

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal six months ended July 4, 2004 and June 29, 2003

	Fiscal Six Months Ended
	July 4,	June 29,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$278	$(3,450)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Minority interests and equity in affiliates	—	(235)
Loss on asset impairment and sale	—	96
Depreciation	4,713	9,445
Amortization of debt issuance costs and non-cash interest	2,182	1,072
Deferred taxes	877	(1,435)
(Gain) loss on sale/disposal of property and equipment	(50)	332
(Increase) decrease in receivables, net	23,600	(3,194)
(Increase) decrease in inventory	(688)	(919)
(Increase) decrease in prepaid expenses and other assets	(991)	(1,083)
Increase (decrease) in current liabilities	(19,460)	(1,097)
Other, net	(408)	(979)

Net cash provided by (used for) operating activities	10,053	(1,447)

Cash flows from investing activities:
Capital expenditures	(1,117)	(3,754)
Proceeds from sale/disposal of property and equipment	150	1,291
Other, net	307	(399)

Net cash used for investing activities	(660)	(2,862)

Cash flows from financing activities:
Repayment of debt	—	(6,343)
Debt issuance costs	(406)	(1,008)
Changes in revolving debt, net	(147)	5,540
Changes in book overdrafts, net	(12,417)	(850)

Net cash used for financing activities	(12,970)	(2,661)

Effect of foreign exchange rate changes on cash and cash equivalents	(956)	469

Cash and cash equivalents:
Decrease for the period	(4,533)	(6,501)
Balance, beginning of period	36,650	10,935

Balance, end of period	$32,117	$4,434

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

     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal six months ended July 4, 2004 and June 29, 2003 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

2.	Restructuring and Severance:

     During 2003 we executed several restructuring actions to reduce operating costs and streamline our administrative infrastructure. No significant charges were recorded during the first six months of 2004. These obligations are expected to be substantially paid by the second quarter of fiscal 2005. The following table shows the activity related to restructuring reserves for the fiscal six months ended July 4, 2004:

			Other
	Termination	Facility	Contractual
	Benefits	Consolidation	Costs	Other	Total
Reserve at December 28, 2003	$8,032	$5,954	$3,085	$265	$17,336
Payments and reserve utilization in fiscal 2004	(4,851)	(5,084)	(1,759)	(203)	(11,897)

Reserve at July 4, 2004	$3,181	$870	$1,326	$62	$5,439

3.	Accounts Receivable:

     Accounts receivable include both billed and unbilled receivables. Unbilled receivables amounted to $63.2 million and $59.1 million at July 4, 2004 and December 28, 2003, respectively. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain vendor management programs attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $63.0 million as of July 4, 2004 and $48.7 million as of December 28, 2003. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

4.	Goodwill, net:

     The following summarizes the changes in our goodwill balances during the fiscal six months ended July 4, 2004:

	Human Capital
	Services	Business Services	Engineering Services	Total
Balance at December 28, 2003	$97,392	$32,232	$—	$129,624
Goodwill recorded during the period	—	3,800	—	3,800
Translation changes	2	(354)	—	(352)

Balance at July 4, 2004	$97,394	$35,678	$—	$133,072

     During the first quarter of fiscal 2004 we recorded a contingent earnout obligation totaling $3.8 million related to a prior acquisition. Payment of this obligation is pending resolution of a dispute regarding the earnout.

5.	Debt:

     Debt is comprised of the following:

	Interest Rates at		Outstanding at
	July 4,	December 28,	July 4,	December 28,
	2004	2003	2004	2003
Senior credit facility	7.50%	8.55%	$—	$297
Senior secured notes, net of $.5 million unamortized discount	11.00%	11.00%	74,989	74,911
Mezzanine term notes, net of $.6 million unamortized discount	11.50%	11.50%	24,418	24,325
Fourth lien term notes	10.00%	10.00%	18,750	17,802
Senior subordinated notes	11.375%	11.375%	130,000	130,000
Satiz facilities	4.60%	4.67%	10,871	10,519
Other	7.00%	7.00%	2,208	2,407

			261,236	260,261
Less current portion			10,872	10,519

Total long-term debt			$250,364	$249,742

     The company was notified by its largest finance source in Italy, Fidis S.p.a., of its intent to terminate the current financing arrangement with Satiz S.r.l. in 2004. At July 4, 2004 $9.3 million was drawn on the facility, collateralized by a corresponding amount of accounts receivable from our largest Italian customer. Recently, the company concluded an arrangement with an alternative financing source to replace the majority but not all of the existing arrangement with Fidis. We have also negotiated improved payment terms with the customer. We continue to seek additional financing.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

6.	Series A Preferred Stock:

     Effective December 29, 2003 the company amended its Restated Certificate of Incorporation to modify the redemption provisions of our 12% Series A Cumulative Preferred Stock (the “Preferred Stock”). As a result of the amendment, the Preferred Stock is now redeemable to the extent that funds are legally available, on or after December 31, 2008, at the option of the company or the shareholder.

     As of July 4, 2004 and December 28, 2003 there are 359,448 shares of the Preferred Stock outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of July 4, 2004, dividends accrued totaled $50.2 million, however we have not declared or paid any dividends. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in our debt agreements.

7.	Comprehensive Income (Loss):

     Our comprehensive income (loss) was:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2004	2003	2004	2003
Net income (loss)	$(116)	$110	$278	$(3,450)
Other comprehensive income (loss) - foreign currency translation adjustments	(162)	3,801	(1,476)	5,199

Comprehensive income (loss)	$(278)	$3,911	$(1,198)	$1,749

8.	Income Taxes:

     We currently provide valuation allowances for a significant portion of the company’s deferred tax assets. The effective tax rate for the quarter and six months ended July 4, 2004 differs from the 35% federal statutory rate primarily because of these valuation allowances. The income tax benefit for the quarter ended July 4, 2004 relates primarily to improved performance in a foreign operation, which resulted in a reduction to a valuation allowance previously recorded for this operation. The income tax expense for the fiscal six months ended July 4, 2004 relates primarily to earnings in certain foreign jurisdictions for which valuation allowances are not required.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

9.	Segment Information:

     MSXI is a global provider of technical business services to the automotive and other industries. Our business includes: human capital services, business services and engineering services. Human capital services include a full range of staffing solutions, including direct support of our engineering and business services. Our business services include solutions to our customers product quality, and communication related customer needs. Engineering services offer a full range of total product, custom, or single point engineering solutions. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131 due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, common customers, and marketing and sales processes.

     The accounting policies of each of our segments are the same as those for MSXI except that the financial results for each segment are presented using a management approach. We evaluate performance based on earnings before interest, taxes, amortization and non-cash charges including the Michigan Single Business Tax and other similar taxes (EBITA). The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs and termination and restructuring costs are not allocated to the segments.

     The following is a summary of selected data for each of our segments:

	Human Capital
	Services	Business Services	Engineering Services	Other	Total
Quarter Ended July 4, 2004:
Net sales – external	$55,193	$66,161	$32,547	$—	$153,901
Net intercompany sales	7	610	693	(1,310)	—
Segment EBITA	2,594	7,095	1,443	—	11,132
Quarter Ended June 29, 2003:
Net sales – external	68,936	73,215	43,584	—	185,735
Net intercompany sales	23	2,411	153	(2,587)	—
Segment EBITA	5,342	6,141	(2,321)	—	9,162

	Human Capital
	Services	Business Services	Engineering Services	Other	Total
Six Months Ended July 4, 2004:
Net sales – external	$114,071	$135,329	$71,815	$—	$321,215
Net intercompany sales	9	915	962	(1,886)	—
Segment EBITA	6,371	14,127	4,062	—	24,560
Six Months Ended June 29, 2003:
Net sales – external	141,159	140,147	87,780	—	369,086
Net intercompany sales	315	3,939	291	(4,545)	—
Segment EBITA	10,065	10,486	(4,797)	—	15,754

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

9.	Segment Information: — continued

     A reconciliation of total segment EBITA to consolidated income (loss) before income taxes, minority interests and equity in affiliates is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2004	2003	2004	2003
Total segment EBITA	$11,132	$9,162	$24,560	$15,754
Net costs not allocated to segments	(2,469)	(1,447)	(5,817)	(4,122)
Interest expense, net	(8,349)	(6,633)	(16,154)	(13,308)
Michigan single business tax and other similar taxes	(601)	(901)	(1,387)	(1,776)

Consolidated income (loss) before taxes, minority interests and equity in affiliates	$(287)	$181	$1,202	$(3,452)

10.	Stock-Based Compensation:

     We account for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. In June 2003 we repriced selected outstanding stock options. In accordance with APB 25 we now account for the options under variable plan accounting. We have not recognized any expense related to employee stock options, as the estimated fair value of the stock is below the exercise price of the options as of July 4, 2004. The following table illustrates the effect on net loss for the fiscal quarters and fiscal six months ended July 4, 2004 and June 29, 2003 if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2004	2003	2004	2003
Net income (loss) as reported	$(116)	$110	$278	$(3,450)
Deduct: Total employee stock-based compensation Determined under the fair value method, net of taxes	—	(19)	—	(37)

Pro forma net income (loss)	$(116)	$91	$278	$(3,487)

11.	New Accounting Pronouncements:

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of July 4, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$16,450	$1,092	$14,575	$—	$32,117
Accounts receivable, net	—	89,936	105,683	—	195,619
Inventory	—	6,468	2,837	—	9,305
Prepaid expenses and other assets	—	4,519	2,689	—	7,208
Deferred income taxes, net	—	2,925	3,789	(2,700)	4,014

Total current assets	16,450	104,940	129,573	(2,700)	248,263

Property and equipment, net	—	6,096	8,699	—	14,795
Goodwill, net	—	116,302	16,770	—	133,072
Investment in subsidiaries	97,065	19,806	—	(115,113)	1,758
Other assets	6,764	3,470	712	—	10,946
Deferred income taxes, net	—	946	627	(1,185)	388

Total assets	$120,279	$251,560	$156,381	$(118,998)	$409,222

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$10,872	$—	$10,872
Accounts payable and drafts	—	73,121	55,102	—	128,223
Accrued liabilities	11,336	49,955	39,856	—	101,147
Deferred income taxes, net	2,700	—	—	(2,700)	—

Total current liabilities	14,036	123,076	105,830	(2,700)	240,242

Long-term debt	231,541	—	18,823	—	250,364
Intercompany accounts	(32,389)	28,213	4,176	—	—
Long-term deferred compensation and other liabilities	—	3,207	9,503	—	12,710
Deferred income taxes, net	1,185	—	—	(1,185)	—

Total liabilities	214,373	154,496	138,332	(3,885)	503,316

Series A Preferred Stock	86,655	—	—	—	86,655
Shareholders’ equity (deficit)	(180,749)	97,064	18,049	(115,113)	(180,749)

Total liabilities and shareholders’ equity (deficit)	$120,279	$251,560	$156,381	$(118,998)	$409,222

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$18,600	$390	$17,660	$—	$36,650
Accounts receivable, net	—	95,154	124,065	—	219,219
Inventory	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	4,151	2,067	—	6,218
Deferred income taxes, net	—	3,093	6,896	(3,093)	6,896

Total current assets	18,600	108,423	153,671	(3,093)	277,601

Property and equipment, net	—	8,129	10,351	—	18,480
Goodwill, net	—	112,502	17,122	—	129,624
Investment in subsidiaries	87,423	13,659	—	(99,284)	1,798
Other assets	7,370	3,448	652	—	11,470
Deferred income taxes, net	—	2,286	—	(2,286)	—

Total assets	$113,393	$248,447	$181,796	$(104,663)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	77,525	71,526	—	149,051
Accrued liabilities	9,425	50,632	48,337	—	108,394
Deferred income taxes, net	3,093	—	—	(3,093)	—

Total current liabilities	12,518	128,157	130,382	(3,093)	267,964

Long-term debt	230,566	—	19,176	—	249,742
Intercompany accounts	(39,080)	29,668	9,412	—	—
Long-term deferred compensation and other liabilities	—	3,199	9,347	—	12,546
Deferred income taxes, net	2,286	—	1,618	(2,286)	1,618

Total liabilities	206,290	161,024	169,935	(5,379)	531,870

Series A Preferred Stock	81,812	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	87,423	11,861	(99,284)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$248,447	$181,796	$(104,663)	$438,973

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.- continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended July 4, 2004 and June 29, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Quarter Ended July 4, 2004:

Net sales	$—	$87,016	$68,222	$(1,337)	$153,901
Cost of sales	—	75,838	60,524	(1,337)	135,025

Gross profit	—	11,178	7,698	—	18,876
Selling, general and administrative expenses	—	6,562	4,252	—	10,814

Operating income	—	4,616	3,446	—	8,062
Interest expense, net	6,055	1,163	1,131	—	8,349

Income (loss) before income taxes, minority interests and equity in affiliates	(6,055)	3,453	2,315	—	(287)
Income tax provision (benefit)	(1,262)	1,302	(211)	—	(171)
Minority interests and equity in affiliates	4,677	2,526	—	(7,203)	—

Net income (loss)	$(116)	$4,677	$2,526	$(7,203)	$(116)

Fiscal Quarter Ended June 29, 2003:

Net sales	$—	$108,854	$79,467	$(2,586)	$185,735
Cost of sales	—	92,357	72,166	(2,275)	162,248

Gross profit	—	16,497	7,301	(311)	23,487
Selling, general and administrative expenses	—	8,396	7,712	—	16,108
Restructuring and severance costs	—	—	548	—	548
(Gain) loss on asset impairment and sale	—	(55)	72	—	17

Operating income (loss)	—	8,156	(1,031)	(311)	6,814
Interest expense, net	4,348	2,108	177	—	6,633

Income (loss) before income taxes, minority interests and equity in affiliates	(4,348)	6,048	(1,208)	(311)	181
Income tax provision (benefit)	(148)	467	(187)	—	132
Minority interests and equity in affiliates	4,621	(960)	61	(3,661)	61

Net income (loss)	$421	$4,621	$(960)	$(3,972)	$110

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.- continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal six months ended July 4, 2004 and June 29, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Six Months Ended July 4, 2004:

Net sales	$—	$184,415	$138,713	$(1,913)	$321,215
Cost of sales	—	163,407	120,244	(1,913)	281,738

Gross profit	—	21,008	18,469	—	39,477
Selling, general and administrative expenses	—	13,552	8,569	—	22,121

Operating income	—	7,456	9,900	—	17,356
Interest expense, net	12,722	2,262	1,170	—	16,154

Income (loss) before income taxes, minority interests and equity in affiliates	(12,722)	5,194	8,730	—	1,202
Income tax provision (benefit)	(1,884)	1,738	1,070	—	924
Minority interests and equity in affiliates	11,116	7,660	—	(18,776)	—

Net income (loss)	$278	$11,116	$7,660	$(18,776)	$278

Fiscal Six Months Ended June 29, 2003:

Net sales	$—	$217,885	$155,746	$(4,545)	$369,086
Cost of sales	—	188,682	140,588	(4,234)	325,036

Gross profit	—	29,203	15,158	(311)	44,050
Selling, general and administrative expenses	—	18,109	14,089	—	32,198
Restructuring and severance costs	—	957	943	—	1,900
Loss on asset impairment and sale	—	—	96	—	96

Operating income (loss)	—	10,137	30	(311)	9,856
Interest expense, net	8,694	4,129	485	—	13,308

Income (loss) before income taxes, minority interests and equity in affiliates	(8,694)	6,008	(455)	(311)	(3,452)
Income tax provision (benefit)	(1,443)	866	810	—	233
Minority interests and equity in affiliates	4,112	(1,030)	121	(2,968)	235

Net income (loss)	$(3,139)	$4,112	$(1,144)	$(3,279)	$(3,450)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended July 4, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$278	$11,116	$7,660	$(18,776)	$278
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(11,116)	(7,660)	—	18,776	—
Depreciation	—	2,282	2,431	—	4,713
Amortization of debt issuance costs and non-cash interest	2,018	—	164	—	2,182
Deferred taxes	(1,496)	1,508	865	—	877
(Gain) loss on sale/disposal of property and equipment	—	20	(70)	—	(50)
(Increase) decrease in receivables, net	—	5,219	18,381	—	23,600
(Increase) decrease in inventory	—	(834)	146	—	(688)
(Increase) decrease in prepaid expenses and other assets	—	(369)	(622)	—	(991)
Increase (decrease) in current liabilities	1,910	5,770	(27,140)	—	(19,460)
Other, net	—	(292)	(116)	—	(408)

Net cash provided by (used for) operating activities	(8,406)	16,760	1,699	—	10,053

Cash flows from investing activities:
Capital expenditures	—	(275)	(842)	—	(1,117)
Proceeds from sale/disposal of property and equipment	—	16	134	—	150
Other, net	—	307	—	—	307

Net cash provided by (used for) investing activities	—	48	(708)	—	(660)

Cash flows from financing activities:
Transactions with subsidiaries	6,692	(1,455)	(5,237)	—	—
Debt issuance costs	(436)	—	30	—	(406)
Changes in revolving debt, net	—	—	(147)	—	(147)
Changes in book overdrafts, net	—	(14,652)	2,235	—	(12,417)

Net cash provided by (used for) financing activities	6,256	(16,107)	(3,119)	—	(12,970)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(956)	—	(956)

Cash and cash equivalents:
Increase (decrease) for the period	(2,150)	701	(3,084)	—	(4,533)
Balance, beginning of period	18,600	391	17,659	—	36,650

Balance, end of period	$16,450	$1,092	$14,575	$—	$32,117

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

12.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended June 29, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,139)	$4,112	$(1,144)	$(3,279)	$(3,450)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(4,112)	1,030	(121)	2,968	(235)
Loss on asset impairment and sale	—	—	96	—	96
Depreciation	—	4,630	4,815	—	9,445
Amortization of debt issuance costs	1,072	—	—	—	1,072
Deferred taxes	(1,958)	754	(231)	—	(1,435)
Loss on sale/disposal of property and equipment	—	101	231	—	332
(Increase) decrease in receivables, net	75	(1,725)	(1,544)	—	(3,194)
(Increase) decrease in inventory	—	(110)	(809)	—	(919)
(Increase) decrease in prepaid expenses and other assets	7	(1,133)	43	—	(1,083)
Increase (decrease) in current liabilities	—	1,639	(2,736)	—	(1,097)
Other, net	—	(977)	(2)	—	(979)

Net cash provided by (used for) operating activities	(8,055)	8,321	(1,402)	(311)	(1,447)

Cash flows from investing activities:
Capital expenditures	—	(1,971)	(1,783)	—	(3,754)
Proceeds from sale/disposal of property and equipment	—	672	619	—	1,291
Other, net	—	(399)	—	—	(399)

Net cash used for investing activities	—	(1,698)	(1,164)	—	(2,862)

Cash flows from financing activities:
Transactions with subsidiaries	6,331	(5,753)	(889)	311	—
Repayment of debt	(3,077)	(10)	(3,256)	—	(6,343)
Debt issuance costs	(1,008)	—	—	—	(1,008)
Changes in revolving debt, net	5,809	—	(269)	—	5,540
Changes in book overdrafts, net	—	(845)	(5)	—	(850)

Net cash provided by (used for) financing activities	8,055	(6,608)	(4,419)	311	(2,661)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	469	—	469

Cash and cash equivalents:
Increase (decrease) for the period	—	15	(6,516)	—	(6,501)
Balance, beginning of period	—	154	10,781	—	10,935

Balance, end of period	$—	$169	$4,265	$—	$4,434

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

13.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited:

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

13.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of July 4, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$16,450	$16	$1,092	$14,559	$—	$32,117
Accounts receivable, net	—	19,744	89,936	85,939	—	195,619
Inventory	—	—	6,468	2,837	—	9,305
Prepaid expenses and other assets	—	1,121	4,519	1,568	—	7,208
Deferred income taxes, net	—	518	2,925	3,271	(2,700)	4,014

Total current assets	16,450	21,399	104,940	108,174	(2,700)	248,263

Property and equipment, net	—	1,903	6,096	6,796	—	14,795
Goodwill, net	—	102	116,302	16,668	—	133,072
Investment in subsidiaries	97,065	10	19,806	(2,386)	(112,737)	1,758
Other assets	6,764	547	3,470	165	—	10,946
Deferred income taxes, net	—	—	946	1,145	(1,703)	388

Total assets	$120,279	$23,961	$251,560	$130,562	$(117,140)	$409,222

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$10,872	$—	$10,872
Accounts payable and drafts	—	8,470	73,121	46,632	—	128,223
Accrued liabilities	11,336	9,239	49,955	30,617	—	101,147
Deferred income taxes, net	2,700	—	—	—	(2,700)	—

Total current liabilities	14,036	17,709	123,076	88,121	(2,700)	240,242

Long-term debt	231,541	16,615	—	2,208	—	250,364
Intercompany accounts	(32,389)	(8,773)	28,213	12,949	—	—
Long-term deferred compensation and other liabilities	—	264	3,207	9,239	—	12,710
Deferred income taxes, net	1,185	518	—	—	(1,703)	—

Total liabilities	214,373	26,333	154,496	112,517	(4,403)	503,316

Series A Preferred Stock	86,655	—	—	—	—	86,655
Shareholders’ equity (deficit)	(180,749)	(2,372)	97,064	18,045	(112,737)	(180,749)

Total liabilities and shareholders’ equity (deficit)	$120,279	$23,961	$251,560	$130,562	$(117,140)	$409,222

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

13.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$18,600	$5,639	$390	$12,021	$—	$36,650
Accounts receivable, net	—	23,876	95,154	100,189	—	219,219
Inventory	—	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	715	4,151	1,352	—	6,218
Deferred income taxes, net	—	391	3,093	6,506	(3,094)	6,896

Total current assets	18,600	30,621	108,423	123,051	(3,094)	277,601

Property and equipment, net	—	2,614	8,129	7,737	—	18,480
Goodwill, net	—	99	112,502	17,023	—	129,624
Investment in subsidiaries	87,423	10	13,659	(2,638)	(96,656)	1,798
Other assets	7,370	594	3,448	58	—	11,470
Deferred income taxes, net	—	—	2,286	—	(2,286)	—

Total assets	$113,393	$33,938	$248,447	$145,231	$(102,036)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	15,028	77,525	56,498	—	149,051
Accrued liabilities	9,425	12,700	51,147	35,122	—	108,394
Deferred income taxes, net	3,093	—	—	—	(3,093)	—

Total current liabilities	12,518	27,728	128,672	102,139	(3,093)	267,964

Long-term debt	230,566	16,471	—	2,705	—	249,742
Intercompany accounts	(39,080)	(8,779)	29,668	18,191	—	—
Long-term deferred compensation and other liabilities	—	755	2,684	9,107	—	12,546
Deferred income taxes, net	2,286	391	—	1,228	(2,287)	1,618

Total liabilities	206,290	36,566	161,024	133,370	(5,380)	531,870

Series A Preferred Stock	81,812	—	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	(2,628)	87,423	11,861	(96,656)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$33,938	$248,447	$145,231	$(102,036)	$438,973

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

13.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended July 4, 2004 and June 29, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Quarter Ended July 4, 2004

Net sales	$—	$17,140	$87,016	$51,082	$(1,337)	$153,901
Cost of sales	—	15,402	75,838	45,122	(1,337)	135,025

Gross profit	—	1,738	11,178	5,960	—	18,876
Selling, general and administrative expenses	—	1,352	6,562	2,900	—	10,814

Operating income	—	386	4,616	3,060	—	8,062
Interest expense (income), net	6,055	911	1,163	220	—	8,349

Income (loss) before income taxes, minority interests and equity in affiliates	(6,055)	(525)	3,453	2,840	—	(287)
Income tax provision (benefit)	(1,262)	(355)	1,302	144	—	(171)
Minority interests and equity in affiliates	4,677	—	2,526	(170)	(7,033)	—

Net income (loss)	$(116)	$(170)	$4,677	$2,526	$(7,033)	$(116)

Fiscal Quarter Ended June 29, 2003

Net sales	$—	$21,499	$108,854	$57,968	$(2,586)	$185,735
Cost of sales	—	22,981	92,357	49,185	(2,275)	162,248

Gross profit	—	(1,482)	16,497	8,783	(311)	23,487
Selling, general and administrative expenses	—	585	8,396	7,127	—	16,108
Restructuring and severance costs	—	235	—	313	—	548
(Gain)/loss on asset impairment and sale	—	—	(55)	72	—	17

Operating income (loss)	—	(2,302)	8,156	1,271	(311)	6,814
Interest expense (income), net	4,348	283	2,108	(106)	—	6,633

Income (loss) before income taxes, minority interests and equity in affiliates	(4,348)	(2,585)	6,048	1,377	(311)	181
Income tax provision (benefit)	(148)	(644)	467	457	—	132
Minority interests and equity in affiliates	4,621	—	(960)	(1,880)	(1,720)	61

Net income (loss)	$421	$(1,941)	$4,621	$(960)	$(2,031)	$110

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

13.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal six months ended July 4, 2004 and June 29, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Six Months Ended July 4, 2004

Net sales	$—	$36,140	$184,415	$102,573	$(1,913)	$321,215
Cost of sales	—	31,956	163,407	88,288	(1,913)	281,738

Gross profit	—	4,184	21,008	14,285	—	39,477
Selling, general and administrative expenses	—	2,585	13,552	5,984	—	22,121

Operating income	—	1,599	7,456	8,301	—	17,356
Interest expense (income), net	12,722	733	2,262	437	—	16,154

Income (loss) before income taxes, minority interests and equity in affiliates	(12,722)	866	5,194	7,864	—	1,202
Income tax provision (benefit)	(1,884)	68	1,738	1,002	—	924
Minority interests and equity in affiliates	11,116	—	7,660	798	(19,574)	—

Net income (loss)	$278	$798	$11,116	$7,660	$(19,574)	$278

Fiscal Six Months Ended June 29, 2003

Net sales	$—	$44,432	$217,885	$111,314	$(4,545)	$369,086
Cost of sales	—	43,359	188,682	97,229	(4,234)	325,036

Gross profit	—	1,073	29,203	14,085	(311)	44,050
Selling, general and administrative expenses	—	3,671	18,109	10,418	—	32,198
Restructuring and severance costs	—	605	957	338	—	1,900
(Gain)/loss on asset impairment and sale	—	241	—	(145)	—	96

Operating income (loss)	—	(3,444)	10,137	3,474	(311)	9,856
Interest expense (income), net	8,694	545	4,129	(60)	—	13,308

Income (loss) before income taxes, minority interests and equity in affiliates	(8,694)	(3,989)	6,008	3,534	(311)	(3,452)
Income tax provision (benefit)	(1,443)	(1,167)	866	1,977	—	233
Minority interests and equity in affiliates	4,112	—	(1,030)	(2,702)	(145)	235

Net income (loss)	$(3,139)	$(2,822)	$4,112	$(1,145)	$(456)	$(3,450)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

13.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended July 4, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$278	$798	$11,116	$7,660	$(19,574)	$278
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(11,116)	—	(7,660)	(798)	19,574	—
Depreciation	—	810	2,282	1,621	—	4,713
Amortization of debt issuance costs	2,018	164	—	—	—	2,182
Deferred taxes	(1,496)	—	1,508	865	—	877
(Gain) loss on sale/disposal of property and equipment	—	(70)	20	—	—	(50)
(Increase) decrease in receivables, net	—	4,132	5,219	14,249	—	23,600
(Increase) decrease in inventory	—	—	(834)	146	—	(688)
(Increase) decrease in prepaid expenses and other assets	—	(405)	(369)	(217)	—	(991)
Increase (decrease) in current liabilities	1,910	(12,769)	5,770	(14,371)	—	(19,460)
Other, net	—	63	(292)	(179)	—	(408)

Net cash provided by (used for) operating activities	(8,406)	(7,277)	16,760	8,976	—	10,053

Cash flows from investing activities:
Capital expenditures	—	(106)	(275)	(736)	—	(1,117)
Proceeds from sale/disposal of property and equipment	—	74	16	60	—	150
Other, net	—	—	307	—	—	307

Net cash provided by (used for) investing activities	—	(32)	48	(676)	—	(660)

Cash flows from financing activities:
Transactions with subsidiaries	6,692	6	(1,455)	(5,243)	—	—
Debt issuance costs	(436)	30	—	—	—	(406)
Changes in revolving debt, net	—	(3)	—	(144)	—	(147)
Changes in book overdrafts, net	—	2,235	(14,652)	—	—	(12,417)

Net cash provided by (used for) financing activities	6,256	2,268	(16,107)	(5,387)	—	(12,970)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(582)	—	(374)	—	(956)

Cash and cash equivalents:
Increase (decrease) for the period	(2,150)	(5,623)	701	2,539	—	(4,533)
Balance, beginning of period	18,600	5,639	391	12,020	—	36,650

Balance, end of period	$16,450	$16	$1,092	$14,559	$—	$32,117

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

13.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended June 29, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,139)	$(2,822)	$4,112	$(1,145)	$(456)	$(3,450)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(4,112)	—	1,030	2,702	145	(235)
Loss on asset impairment and sale	—	—	—	96	—	96
Depreciation	—	1,953	4,630	2,862	—	9,445
Amortization of debt issuance costs	1,072	—	—	—	—	1,072
Deferred taxes	(1,958)	(28)	754	(203)	—	(1,435)
Loss on sale/disposal of property and equipment	—	(40)	101	271	—	332
(Increase) decrease in receivables, net	75	(577)	(1,725)	(967)	—	(3,194)
(Increase) decrease in inventory	—	(3)	(110)	(806)	—	(919)
(Increase) decrease in prepaid expenses and other assets	7	143	(1,133)	(100)	—	(1,083)
Increase (decrease) in current liabilities	—	883	1,639	(3,619)	—	(1,097)
Other, net	—	58	(977)	(60)	—	(979)

Net cash provided by (used for) operating activities	(8,055)	(433)	8,321	(969)	(311)	(1,447)

Cash flows from investing activities:
Capital expenditures	—	(585)	(1,971)	(1,198)	—	(3,754)
Proceeds from sale/disposal of equipment and investments	—	479	672	140	—	1,291
Other, net	—	—	(399)	—	—	(399)

Net cash used for investing activities	—	(106)	(1,698)	(1,058)	—	(2,862)

Cash flows from financing activities:
Transactions with subsidiaries	6,331	1,307	(5,753)	(2,196)	311	—
Repayment of debt	(3,077)	—	(10)	(3,256)	—	(6,343)
Debt issuance costs	(1,008)	—	—	—	—	(1,008)
Changes in revolving debt, net	5,809	(240)	—	(29)	—	5,540
Changes in book overdrafts, net	—	—	(845)	(5)	—	(850)

Net cash provided by (used for) financing activities	8,055	1,067	(6,608)	(5,486)	311	(2,661)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(502)	—	971	—	469

Cash and cash equivalents:
Increase (decrease) for the period	—	26	15	(6,542)	—	(6,501)
Balance, beginning of period	—	116	154	10,665	—	10,935

Balance, end of period	$—	$142	$169	$4,123	$—	$4,434

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

     Our business segments are affected by differing industry dynamics. As a result of recent industry and economic trends, our overall revenue declined during the past three years. Our revenue remains under pressure from continuing cost containment actions at our major customers. In response to difficult industry conditions we completed a significant restructuring plan in 2003 that reduced our headcount, consolidated underutilized facilities and eliminated unfavorable leases. General economic trends in North America and Europe appear to support the continuing development of our business and the achievement of the company’s 2004 operating plan.

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

     Net Sales

     For the first six months of fiscal 2004, consolidated net sales decreased $47.9 million, or 13.0%, from $369.1 million in fiscal 2003 to $321.2 million during fiscal 2004. For the second quarter of fiscal 2004, consolidated net sales decreased $31.8 million, or 17.1%, from $185.7 million in fiscal 2003 to $153.9 million during fiscal 2004. Our sales by segment, net of intercompany sales, were as follows:

			Change
	2004	2003	$	%
		(dollars in thousands)
Fiscal Quarter:
Human Capital Services	$55,193	$68,936	$(13,743)	(19.9%)
Business Services	66,161	73,215	(7,054)	(9.6%)
Engineering Services	32,547	43,584	(11,037)	(25.3%)

Total net sales	$153,901	$185,735	$(31,834)	(17.1%)

Fiscal Six Months:
Human Capital Services	$114,071	$141,159	$(27,088)	(19.2%)
Business Services	135,329	140,147	(4,818)	(3.4%)
Engineering Services	71,815	87,780	(15,965)	(18.2%)

Total net sales	$321,215	$369,086	$(47,871)	(13.0%)

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

     Sales of business services declined versus 2003 primarily due to reduced demand for custom communication services in our Italian operations, in part due to commercial challenges confronting our principal customer, Fiat Auto. We recently executed a three year extension of our contract with Fiat Auto covering most services on commercially reasonable terms that include price reductions, but accelerated invoice payment terms. The overall decline in business services was partially offset by favorable exchange rates impacting our European results. The net impact of year over year exchange rate changes was to increase sales of business services by about $2.7 million for the second quarter of 2004 and $8.7 million for the first six months of 2004. Excluding the impact of foreign exchange rate changes, sales of business services for the second quarter and first six months of 2004 decreased about $9.8 million, or 13.4% and $13.5 million or 9.6%, respectively, versus the comparable periods for 2003.

     Sales of engineering services reflect declining volumes partially offset by exchange rate movement totaling $0.8 million and $2.3 million on sales for the second quarter and first six months of 2004, respectively. After adjusting for changes due to exchange rate movements, our engineering operations reflect a net decrease of $11.8 million, or 27.2% and $18.2 million, or 20.8% for the second quarter and for the first six months of 2004, respectively, compared to the comparable periods of fiscal 2003. The sales decline is due primarily to lower customer demand in Europe and the elimination of manufacturing engineering in North America.

     Operating Profit

     Our consolidated gross profit, selling, general and administrative expenses and operating income for the periods presented were:

			Change
	2004	2003	$	%
		(dollars in thousands)
Fiscal Quarter:
Gross profit	$18,876	$23,487	$(4,611)	(19.6%)
% of net sales	12.3%	12.6%	n/a	n/a
Selling, general and administrative expenses	$10,814	$16,108	$(5,294)	(32.9%)
% of net sales	7.0%	8.7%	n/a	n/a
Operating income	$8,062	$6,814	$1,248	18.3%
% of net sales	5.2%	3.7%	n/a	n/a
Fiscal Six Months:
Gross profit	$39,477	$44,050	$(4,573)	(10.4%)
% of net sales	12.3%	11.9%	n/a	n/a
Selling, general and administrative expenses	$22,121	$32,198	$(10,077)	(31.3)
% of net sales	6.9%	8.7%	n/a	n/a
Operating income	$17,356	$9,856	$7,500	76.1%
% of net sales	5.4%	2.7%	n/a	n/a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Overall, gross profit declined year over year as a result of reduced volumes and pricing pressures, combined with settlement of a contractual volume discount related to vendor management services. This rebate was not offset, as expected, during the quarter by a cost benefit sharing arrangement with the customer, however, we have negotiated further revenue expansion opportunities directly benefiting the company. The impact of these factors on gross profit were partially offset by cost reductions implemented throughout the company during fiscal 2003. Our cost reduction programs have focused primarily on indirect labor and related fringe benefit costs, elimination of unprofitable operations, consolidation of facilities and reductions of other indirect operating costs. These initiatives resulted in savings to our cost of sales of approximately $3.5 million for the second quarter of 2004 and $7.6 million for the first six months of 2004. Gross profit as a percentage of sales declined to 12.3% for the second quarter of 2004 compared to 12.6% for the second quarter of 2003. For the first six months of 2004 gross profit as a percentage of net sales improved to 12.3% compared to 11.9% for the corresponding period of 2003. For the first six months of 2004 our cost reduction program has resulted in total savings of $17.7 million in both cost of sales and in selling, general and administrative expenses compared to the first six months of 2003.

     Interest expense

     Interest expense increased from $6.6 million during the second quarter of 2003 to $8.3 million during the second quarter of 2004, a $1.7 million increase. For the first six months of 2004, interest expense increased $2.8 million versus 2003, net of an increase in interest income on invested cash balances. The increase in interest expense compared to 2003 primarily resulted from increased interest rates, an increase in the average debt outstanding and increased debt amortization costs resulting from the senior secured debt refinancing completed August 1, 2003.

     Income taxes

     We currently provide valuation allowances for a significant portion of the company’s deferred tax assets. The effective tax rate for the quarter and six months ended July 4, 2004 differs from the 35% federal statutory rate primarily because of these valuation allowances. The income tax benefit for the quarter ended July 4, 2004 relates primarily to improved performance in a foreign operation, which resulted in a reduction to a valuation allowance previously recorded for this operation. The income tax expense for the fiscal six months ended July 4, 2004 relates primarily to earnings in certain foreign jurisdictions for which valuation allowances are not required.

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

     We typically pay our employees on a weekly basis. In some cases, including in Europe, employees are paid on a monthly or bi-weekly basis. We receive payment from our customers within invoicing terms, which is generally a 30 to 60 day period after the invoice date. However, in connection with certain of our vendor management services, we collect related receivables at approximately the same time we make payment to suppliers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Operating Activities. Net cash provided by operating activities was $10.1 million for the first six months of fiscal 2004 compared to net cash used for operating activities of $1.4 million during fiscal 2003. The increase reflects a $26.8 million change in accounts receivable due primarily to the collection of accounts receivable relative to the close of the fiscal period and a reduction in days sales outstanding. This increase is partially offset by an $18.4 million change in current liabilities due primarily to payments related to 2003 restructuring actions. The remaining $3.1 increase is the result of all other changes in our net income and working capital.

     Investing Activities. Net cash used for investing activities was $0.7 million for the first six months of 2004 compared to net cash used for investing activities of $2.9 million for the comparable period of 2003. Capital expenditure requirements for current programs decreased commensurate with the current business volumes, while discretionary spending is lower due to increased strategic emphasis on low investment, high return services.

     Financing Activities. Net cash used in financing activities was $13.0 million for the first six months of 2004 compared to net cash used in financing activities of $2.7 million for the first six months of 2003. During the first six months of 2004, $12.4 million of the net cash used resulted from the timing of working capital funding. Financing requirements during the first six months of 2003 included repayment of debt of $6.3 million partially offset by a change of $5.6 million in our revolving debt used to provide for changes in our working capital.

     Liquidity and Available Financings

     Our total indebtedness as of July 4, 2004 consists of senior secured notes, mezzanine term notes, fourth lien term notes, senior subordinated notes and borrowings under various short-term arrangements. As of July 4, 2004 there were no drawings pursuant to our senior credit facility. In addition to our total indebtedness, we also have contingent commitments related to letters of credit totaling about $4.6 million at July 4, 2004.

     Available borrowings under our credit facility as of July 4, 2004 are subject to accounts receivable balance requirements. As of July 4, 2004 we have $38.5 million available for immediate borrowing based on eligible accounts receivable as determined in accordance with our credit agreement, as amended.

     The company was notified by its largest finance source in Italy, Fidis S.p.a., of its intent to terminate the current financing arrangement with Satiz S.r.l. in 2004. At July 4, 2004 $9.3 million was drawn on the facility, collateralized by a corresponding amount of accounts receivable from our largest Italian customer. Recently, the company concluded an arrangement with an alternative financing source to replace the majority but not all of the existing arrangement with Fidis. We have also negotiated improved payment terms with the customer. We continue to seek additional financing.

     We believe that our financing arrangements , including expected changes to arrangements in Italy, provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations (See “Part II, Item 1. Legal Proceedings”) through the term of our senior credit facility, although there can be no assurance that will be the case. Financing requirements beyond July 2006 will require additional access to capital markets. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our new credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.

     In connection with our procurement services program, we have agreed with our customer to modify the process by which we receive funds and disburse payments to vendors. The change in process is expected to result in a one-time remittance to the customer in the second half of 2004 totaling about $10.1 million. This amount has been reflected as a current liability in our consolidated balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of MSX International, Inc.’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that no significant deficiencies in the design or operation of internal controls existed which could significantly affect our ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter involves claims and counter claims asserted by both parties in connection with a contingent earnout obligation related to the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. and various other claims by and against two former employees. The parties agreed to terms of settlement with regard to this matter on June 29, 2004. The monetary terms of settlement are consistent in present value with amounts previously reserved by the company, with 40% of the settlement amount expected to be paid in the third quarter of 2004 and the balance paid in equal quarterly installments over three years.

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

ITEM 5. OTHER INFORMATION

     On July 27, 2004, the MSX International, Inc. Board of Directors accepted the resignation of Thomas T. Stallkamp as Chairman of the Board of Directors. Mr. Stallkamp shall continue to serve as a director. Contemporaneously, Mr. Erwin H. Billig was elected as Chairman of the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

     (b) Reports on Form 8-K:

           During the period covered by this report, the following reports were filed on Form 8-K:

•	May 10, 2004 reporting under “Item 12. Results of Operations and Financial Condition” we furnished the press release announcing our financial results for the fiscal quarter ended April 4, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn
Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer
and authorized signatory)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002