Form 10-Q
period 2004-10-03
MSX INTERNATIONAL INC
filed 2004-11-15
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes [ ]  No [X]

At November 15, 2004, 486,350 shares of Class A common stock of the Registrant were outstanding.

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
as of October 3, 2004 and December 28, 2003

	October 3,	December 28,
	2004	2003
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,054	$36,650
Accounts receivable, net (Note 3)	171,180	219,219
Inventory	9,235	8,618
Prepaid expenses and other assets	8,111	6,218
Deferred income taxes, net	3,946	6,896

Total current assets	224,526	277,601

Property and equipment, net	13,543	18,480
Goodwill, net (Note 4)	133,646	129,624
Other assets	11,855	13,268
Deferred income taxes, net	934	—

Total assets	$384,504	$438,973

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 5)	$8,425	$10,519
Accounts payable and drafts	124,008	149,051
Accrued payroll and benefits	29,444	29,625
Other accrued liabilities	50,588	78,769

Total current liabilities	212,465	267,964

Long-term debt (Note 5)	252,879	249,742
Long-term deferred compensation and other liabilities	13,223	12,546
Deferred income taxes, net		1,618

Total liabilities	478,567	531,870

Commitments and contingencies	—	—
Series A Preferred Stock (Note 6)	88,983	81,812
Shareholders’ deficit:
Common Stock, $.01 par value, 5,000,000 aggregate shares of Class A and Class B Common Stock authorized; 486,350 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in-capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss (Note 7)	(3,009)	(2,749)
Accumulated deficit	(155,911)	(147,834)

Total shareholders’ deficit	(183,046)	(174,709)

Total liabilities and shareholders’ deficit	$384,504	$438,973

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal nine months ended October 3, 2004 and September 28, 2003

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
		(in thousands)
Net sales	$147,326	$167,860	$468,541	$536,946
Cost of sales	129,903	149,480	411,641	474,517

Gross profit	17,423	18,380	56,900	62,429

Selling, general and administrative expenses	10,692	15,232	32,812	47,429
Restructuring and severance costs	—	2,002	—	3,902
Loss on asset impairment and sale	—	1,797	—	1,893

Operating income (loss)	6,731	(651)	24,088	9,205

Interest expense, net	8,068	9,406	24,223	22,713

Loss before income taxes, minority interests and equity in affiliates	(1,337)	(10,057)	(135)	(13,508)

Income tax provision (benefit)	(153)	14,764	771	14,998
Less minority interests and equity in affiliates, net of taxes	—	(40)	—	195

Net loss	(1,184)	(24,861)	(906)	(28,311)

Accretion for redemption of preferred stock	(2,329)	(2,329)	(7,171)	(6,784)

Net loss available to common shareholders	$(3,513)	$(27,190)	$(8,077)	$(35,095)

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal nine months ended October 3, 2004 and September 28, 2003

	Fiscal Nine Months Ended
	October 3,	September 28,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(906)	$(28,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests and equity in affiliates	—	(195)
Loss on asset impairment and sale	—	1,893
Depreciation	6,695	13,653
Amortization of debt issuance costs and non-cash interest	3,268	5,260
Deferred taxes	398	(12,188)
(Gain) loss on sale/disposal of property and equipment	(79)	627
(Increase) decrease in receivables, net	48,039	(14,919)
(Increase) decrease in inventory	(618)	(1,642)
(Increase) decrease in prepaid expenses and other assets	(1,893)	(991)
Increase (decrease) in current liabilities	(52,884)	15,229
Other, net	302	(334)

Net cash provided by operating activities	2,322	2,458

Cash flows from investing activities:
Capital expenditures	(1,907)	(4,465)
Proceeds from sale/disposal of property and equipment	304	2,150
Other, net	489	(342)

Net cash used for investing activities	(1,114)	(2,657)

Cash flows from financing activities:
Proceeds from issuance of debt	—	99,854
Repayment of debt	—	(65,798)
Debt issuance costs	(398)	(6,014)
Changes in revolving debt, net	(636)	(15,510)
Changes in book overdrafts, net	(4,322)	(15,241)

Net cash used for financing activities	(5,356)	(2,709)

Effect of foreign exchange rate changes on cash and cash equivalents	(448)	620

Cash and cash equivalents:
Decrease for the period	(4,596)	(2,288)
Balance, beginning of period	36,650	10,935

Balance, end of period	$32,054	$8,647

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

     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal nine months ended October 3, 2004 and September 28, 2003 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

2. Restructuring and Severance:

     During 2003 we executed several restructuring actions to reduce operating costs and streamline our administrative infrastructure. No significant charges were recorded during the first nine months of 2004. These obligations are expected to be substantially paid by the second quarter of fiscal 2005. The following table shows the activity related to restructuring reserves for the fiscal nine months ended October 3, 2004:

			Other
	Termination	Facility	Contractual
	Benefits	Consolidation	Costs	Other	Total
Reserve at December 28, 2003	$8,032	$5,954	$3,085	$265	$17,336
Payments in fiscal 2004	(5,973)	(5,157)	(2,631)	(203)	(13,963)

Reserve at October 3, 2004	$2,059	$797	$454	$62	$3,373

3. Accounts Receivable:

     Accounts receivable are presented net of aggregate allowances for doubtful accounts of $2.8 million and $3.0 million at October 3, 2004 and December 28, 2003, respectively. Accounts receivable include both billed and unbilled receivables. Unbilled receivables amounted to $52.6 million and $59.1 million at October 3, 2004 and December 28, 2003, respectively. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain vendor management programs attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $47.1 million as of October 3, 2004 and $48.7 million as of December 28, 2003. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

4. Goodwill, net:

     The following summarizes changes in goodwill balances during the fiscal nine months ended October 3, 2004:

	Human Capital
	Services	Business Services	Engineering Services	Total
Balance at December 28, 2003	$97,392	$32,232	$—	$129,624
Goodwill recorded during the period	—	3,800	215	4,015
Translation changes	1	6	—	7

Balance at October 3, 2004	$97,393	$36,038	$215	$133,646

     During the first quarter of fiscal 2004 we recorded a contingent earnout obligation totaling $3.8 million related to a prior acquisition. Payment of this obligation is pending resolution of a dispute regarding the earnout.

5. Debt:

     Debt is comprised of the following:

	Interest Rates at		Outstanding at
	October 3,	December 28,	October 3,	December 28,
	2004	2003	2004	2003
Senior credit facility	7.50%	8.55%	$1,758	$297
Senior secured notes, net of $.5 million unamortized discount	11.00%	11.00%	75,028	74,911
Mezzanine term notes, net of $.5 million unamortized discount	11.50%	11.50%	24,462	24,325
Fourth lien term notes	10.00%	10.00%	19,224	17,802
Senior subordinated notes	11.375%	11.375%	130,000	130,000
Satiz facilities	4.98%	4.67%	8,425	10,519
Other	7.00%	7.00%	2,407	2,407

			261,304	260,261
Less current portion			8,425	10,519

Total long-term debt			$252,879	$249,742

     The company was notified by its largest finance source in Italy, Fidis S.p.a., of its intent to terminate the current financing arrangement with Satiz S.r.l. in 2004. At October 3, 2004 $8.3 million was drawn on the facility, collateralized by a corresponding amount of accounts receivable from our largest Italian customer. Recently, the company concluded an arrangement with an alternative financing source to replace the majority but not all of the existing arrangement with Fidis. We have also negotiated improved payment terms with the customer. We continue to seek additional financing.

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

     As of October 3, 2004 and December 28, 2003 there are 359,448 shares of the Preferred Stock outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. As of October 3, 2004, dividends accrued totaled $53 million, however we have not declared or paid any dividends. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in our debt agreements.

7. Comprehensive Income (Loss):

     Our comprehensive income (loss) was:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 3,	Sept. 28,	October 3,	Sept. 28,
	2004	2003	2004	2003
Net loss	$(1,184)	$(24,861)	$(906)	$(28,311)
Other comprehensive income (loss) - foreign currency translation adjustments	1,216	188	(260)	5,387

Comprehensive income (loss)	$32	$(24,673)	$(1,166)	$(22,924)

8. Income Taxes:

     We currently provide valuation allowances for a significant portion of the company’s deferred tax assets. The effective tax rate for the quarter and nine months ended October 3, 2004 differs from the 35% federal statutory rate primarily because of these valuation allowances. The income tax benefit for the quarter ended October 3, 2004 relates primarily to improved performance in a foreign operation, which resulted in a reduction to a valuation allowance previously recorded for this operation totaling $626 thousand. The valuation allowance benefit was partially offset by tax on earnings in certain foreign jurisdictions for which valuation allowances were not previously required. For the fiscal nine months ended October 3, 2004 taxable earnings in certain foreign jurisdictions exceeded benefits recognized from reductions of valuation allowances that totaled $1.6 million.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

9. Segment Information:

     MSXI is a global provider of technical business services to the automotive and other industries. Our business includes: human capital services, business services and engineering services. Human capital services include a full range of staffing solutions, including direct support of our engineering and business services. Our business services include solutions to our customers product quality, aftermarket care, and communication needs. Engineering services offer a full range of total product, custom, or single point engineering solutions. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131 due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, common customers, and marketing and sales processes.

     The accounting policies of each of our segments are the same as those for MSXI except that the financial results for each segment are presented using a management approach. We evaluate performance based on earnings before interest, amortization and non-cash charges, and taxes, including the Michigan Single Business Tax and other similar taxes (EBITA). The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs and termination and restructuring costs are not allocated to the segments.

     The following is a summary of selected data for each of our segments:

	Human Capital
	Services	Business Services	Engineering Services	Other	Total
Quarter Ended October 3, 2004:
Net sales – external	$52,722	$60,862	$33,742	$—	$147,326
Net intercompany sales	—	1,074	(974)	(100)	—
Segment EBITA	2,595	5,257	1,464	—	9,316

Quarter Ended September 28, 2003:
Net sales – external	$62,785	$67,135	$37,940	—	167,860
Net intercompany sales	(53)	1,920	86	(1,953)	—
Segment EBITA	3,261	4,224	(2,381)	—	5,104

	Human Capital
	Services	Business Services	Engineering Services	Other	Total
Nine Months Ended October 3, 2004:
Net sales – external	$166,793	$196,203	$105,545	$—	$468,541
Net intercompany sales	9	1,977	—	(1,986)	—
Segment EBITA	8,966	19,385	5,525	—	33,876

Nine Months Ended September 28, 2003:
Net sales – external	$203,944	$207,282	$125,720	—	$536,946
Net intercompany sales	262	5,859	377	(6,498)	—
Segment EBITA	13,326	14,805	(7,177)	—	20,954

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

9. Segment Information: - continued

     A reconciliation of total segment EBITA to consolidated income (loss) before income taxes, minority interests and equity in affiliates is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
Total segment EBITA	$9,316	$5,104	$33,876	$20,954
Net costs not allocated to segments	(2,054)	(3,233)	(7,870)	(7,357)
Loss on asset impairment and sale	—	(1,797)	—	(1,893)
Interest expense, net	(8,068)	(9,406)	(24,223)	(22,713)
Michigan single business tax and other similar taxes	(531)	(725)	(1,918)	(2,499)

Consolidated loss before taxes, minority interests and equity in affiliates	$(1,337)	$(10,057)	$(135)	$(13,508)

10. Stock-Based Compensation:

     We account for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. In June 2003 we repriced selected outstanding stock options. In accordance with APB 25 we now account for the options under variable plan accounting. We have not recognized any expense related to employee stock options, as the estimated fair value of the stock is below the exercise price of the options as of October 3, 2004. The following table illustrates the effect on net loss for the fiscal quarters and fiscal nine months ended October 3, 2004 and September 28, 2003 if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2004	2003	2004	2003
Net loss as reported	$(1,184)	$(24,861)	$(906)	$(28,311)
Deduct: Total employee stock-based compensation determined under the fair value method, net of taxes	—	(12)	—	(49)

Pro forma net loss	$(1,184)	$(24,873)	$(906)	$(28,360)

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.:

     Senior secured notes that are issued by MSX International, Inc. are collateralized by security interests in substantially all of the assets of the company and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes as well as the senior subordinated notes issued by MSX International, Inc. are guaranteed jointly and severally by all 100% owned domestic subsidiaries of MSX International, Inc.

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of October 3, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,230	$2,162	$12,662	$—	$32,054
Accounts receivable, net	—	81,342	89,838	—	171,180
Inventory	—	6,333	2,902	—	9,235
Prepaid expenses and other assets	—	5,425	2,686	—	8,111
Deferred income taxes, net	—	2,622	3,986	(2,662)	3,946

Total current assets	17,230	97,884	112,074	(2,662)	224,526

Property and equipment, net	—	5,148	8,395	—	13,543
Goodwill, net	—	116,302	17,344	—	133,646
Investment in subsidiaries	102,188	17,916	—	(120,104)	—
Other assets	6,268	4,902	685	—	11,855
Deferred income taxes, net	240	—	934	(240)	934

Total assets	$125,926	$242,152	$139,432	$(123,006)	$384,504

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$8,425	$—	$8,425
Accounts payable and drafts	—	78,087	45,921	—	124,008
Accrued liabilities	5,161	39,296	35,575	—	80,032
Deferred income taxes, net	2,662	—	—	(2,662)	—

Total current liabilities	7,823	117,383	89,921	(2,662)	212,465

Long-term debt	232,026	—	20,853	—	252,879
Intercompany accounts	(19,860)	19,093	767	—	—
Long-term deferred compensation and other liabilities	—	3,248	9,975	—	13,223
Deferred income taxes, net	—	240	—	(240)	—

Total liabilities	219,989	139,964	121,516	(2,902)	478,567

Series A Preferred Stock	88,983	—	—	—	88,983
Shareholders’ equity (deficit)	(183,046)	102,188	17,916	(120,104)	(183,046)

Total liabilities and shareholders’ equity (deficit)	$125,926	$242,152	$139,432	$(123,006)	$384,504

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$390	$17,660	$—	$36,650
Accounts receivable, net	—	95,154	124,065	—	219,219
Inventory	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	4,151	2,067	—	6,218
Deferred income taxes, net	—	3,093	6,896	(3,093)	6,896

Total current assets	18,600	108,423	153,671	(3,093)	277,601

Property and equipment, net	—	8,129	10,351	—	18,480
Goodwill, net	—	112,502	17,122	—	129,624
Investment in subsidiaries	87,423	11,861	—	(99,284)	—
Other assets	7,370	5,246	652	—	13,268
Deferred income taxes, net	—	2,286	—	(2,286)	—

Total assets	$113,393	$248,447	$181,796	$(104,663)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	77,525	71,526	—	149,051
Accrued liabilities	9,425	50,632	48,337	—	108,394
Deferred income taxes, net	3,093	—	—	(3,093)	—

Total current liabilities	12,518	128,157	130,382	(3,093)	267,964

Long-term debt	230,566	—	19,176	—	249,742
Intercompany accounts	(39,080)	29,668	9,412	—	—
Long-term deferred compensation and other liabilities	—	3,199	9,347	—	12,546
Deferred income taxes, net	2,286	—	1,618	(2,286)	1,618

Total liabilities	206,290	161,024	169,935	(5,379)	531,870

Series A Preferred Stock	81,812	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	87,423	11,861	(99,284)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$248,447	$181,796	$(104,663)	$438,973

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.- continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended October 3, 2004 and September 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Quarter Ended October 3, 2004:
Net sales	$—	$82,449	$64,976	$(99)	$147,326
Cost of sales	—	71,028	58,974	(99)	129,903

Gross profit	—	11,421	6,002	—	17,423
Selling, general and administrative expenses	—	6,548	4,144	—	10,692

Operating income	—	4,873	1,858	—	6,731
Interest expense, net	6,272	1,025	771	—	8,068

Income (loss) before income taxes, minority interests and equity in affiliates	(6,272)	3,848	1,087	—	(1,337)
Income tax provision (benefit)	(1,180)	1,277	(250)	—	(153)
Minority interests and equity in affiliates	3,908	1,337	—	(5,245)	—

Net income (loss)	$(1,184)	$3,908	$1,337	$(5,245)	$(1,184)

Fiscal Quarter Ended September 28, 2003:
Net sales	$—	$98,671	$71,142	$(1,953)	$167,860
Cost of sales	—	86,077	65,356	(1,953)	149,480

Gross profit	—	12,594	5,786	—	18,380
Selling, general and administrative expenses	—	9,081	6,151	—	15,232
Restructuring and severance costs	—	1,450	552	—	2,002
(Gain) loss on asset impairment and sale	—	—	1,797	—	1,797

Operating income (loss)	—	2,063	(2,714)	—	(651)
Interest expense, net	7,697	1,581	128	—	9,406

Income (loss) before income taxes, minority interests and equity in affiliates	(7,697)	482	(2,842)	—	(10,057)
Income tax provision (benefit)	12,034	1,561	1,169	—	14,764
Minority interests and equity in affiliates	(4,819)	(3,741)	35	8,485	(40)

Net income (loss)	$(24,550)	$(4,820)	$(3,976)	$8,485	$(24,861)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.- continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine months ended October 3, 2004 and September 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Nine Months Ended October 3, 2004:
Net sales	$—	$266,864	$203,689	$(2,012)	$468,541
Cost of sales	—	234,435	179,218	(2,012)	411,641

Gross profit	—	32,429	24,471	—	56,900
Selling, general and administrative expenses	—	20,100	12,712	—	32,812

Operating income	—	12,329	11,759	—	24,088
Interest expense, net	18,994	3,287	1,942	—	24,223

Income (loss) before income taxes, minority interests and equity in affiliates	(18,994)	9,042	9,817	—	(135)
Income tax provision (benefit)	(3,064)	3,015	820	—	771
Minority interests and equity in affiliates	15,024	8,997	—	(24,021)	—

Net income (loss)	$(906)	$15,024	$8,997	$(24,021)	$(906)

Fiscal Nine Months Ended September 28, 2003:
Net sales	$—	$316,556	$226,888	$(6,498)	$536,946
Cost of sales	—	274,760	205,944	(6,187)	474,517

Gross profit	—	41,796	20,944	(311)	62,429
Selling, general and administrative expenses	—	27,190	20,239	—	47,429
Restructuring and severance costs	—	2,407	1,495	—	3,902
Loss on asset impairment and sale	—	—	1,893	—	1,893

Operating income (loss)	—	12,199	(2,683)	(311)	9,205
Interest expense, net	16,391	5,708	614	—	22,713

Income (loss) before income taxes, minority interests and equity in affiliates	(16,391)	6,491	(3,297)	(311)	(13,508)
Income tax provision (benefit)	10,591	2,428	1,979	—	14,998
Minority interests and equity in affiliates	(1,018)	(5,082)	155	6,140	195

Net income (loss)	$(28,000)	$(1,019)	$(5,121)	$5,829	$(28,311)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended October 3, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(906)	$15,024	$8,997	$(24,021)	$(906)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(15,024)	(8,997)	—	24,021	—
Depreciation	—	3,358	3,337	—	6,695
Amortization of debt issuance costs and non-cash interest	3,024	—	244	—	3,268
Deferred taxes	(2,957)	2,997	358	—	398
(Gain) loss on sale/disposal of property and equipment	—	3	(82)	—	(79)
(Increase) decrease in receivables, net	—	13,812	34,227	—	48,039
(Increase) decrease in inventory	—	(699)	81	—	(618)
(Increase) decrease in prepaid expenses and other assets	—	(1,274)	(619)	—	(1,893)
Increase (decrease) in current liabilities	(4,265)	(10,252)	(38,367)	—	(52,884)
Other, net	—	(103)	405	—	302

Net cash provided by (used for) operating activities	(20,128)	13,869	8,581	—	2,322

Cash flows from investing activities:
Capital expenditures	—	(395)	(1,512)	—	(1,907)
Proceeds from sale/disposal of property and equipment	—	22	282	—	304
Other, net	—	489	—	—	489

Net cash provided by (used for) investing activities	—	116	(1,230)	—	(1,114)

Cash flows from financing activities:
Intercompany	19,220	(10,574)	(8,646)	—	—
Transactions with subsidiaries	—	2,683	(2,683)	—	—
Debt issuance costs	(462)	—	64	—	(398)
Changes in revolving debt, net	—	—	(636)	—	(636)
Changes in book overdrafts, net	—	(4,322)	—	—	(4,322)

Net cash provided by (used for) financing activities	18,758	(12,213)	(11,901)	—	(5,356)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(448)	—	(448)

Cash and cash equivalents:
Increase (decrease) for the period	(1,370)	1,772	(4,998)	—	(4,596)
Balance, beginning of period	18,600	390	17,660	—	36,650

Balance, end of period	$17,230	$2,162	$12,662	$—	$32,054

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     12. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended September 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(28,000)	$(1,018)	$(5,122)	$5,829	$(28,311)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	1,018	5,082	(155)	(6,140)	(195)
Loss on asset impairment and sale	—	—	1,893	—	1,893
Depreciation	—	6,974	6,679	—	13,653
Amortization of debt issuance costs	5,217	—	43	—	5,260
Deferred taxes	10,223	2,631	(666)	—	12,188
Loss on sale/disposal of property and equipment	—	98	529	—	627
(Increase) decrease in receivables, net	135	(3,778)	(11,276)	—	(14,919)
(Increase) decrease in inventory	—	(646)	(996)	—	(1,642)
(Increase) decrease in prepaid expenses and other assets	7	(1,748)	750	—	(991)
Increase (decrease) in current liabilities.	(2,800)	10,690	7,339	—	15,229
Other, net	(55)	(829)	550	—	(334)

Net cash provided by (used for) operating activities	(14,255)	17,456	(432)	(311)	2,458

Cash flows from investing activities:
Capital expenditures	—	(2,438)	(2,027)	—	(4,465)
Proceeds from sale/disposal of property and equipment	—	545	1,605	—	2,150
Other, net	—	(341)	(1)	—	(342)

Net cash used for investing activities	—	(2,234)	(423)	—	(2,657)

Cash flows from financing activities:
Transactions with subsidiaries	11,051	(4,810)	(17,339)	11,098	—
Proceeds from issuance of debt	83,482	—	16,372	—	99,854
Repayment of debt	(65,798)	—	—	—	(65,798)
Debt issuance costs	(5,518)	—	(496)	—	(6,014)
Changes in revolving debt, net	(11,946)	—	(3,564)	—	(15,510)
Changes in book overdrafts, net	—	(15,189)	(52)	—	(15,241)

Net cash provided by (used for) financing activities	11,271	(19,999)	(5,079)	11,098	(2,709)

Effect of foreign exchange rate changes on cash and cash equivalents	5,384	5,381	642	(10,787)	620

Cash and cash equivalents:
Increase (decrease) for the period	2,400	604	(5,292)	—	(2,288)
Balance, beginning of period	—	154	10,781	—	10,935

Balance, end of period	$2,400	$758	$5,489	$—	$8,647

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited:

     Senior secured notes that are issued by MSXI Limited, an indirect subsidiary of MSX International, Inc., are collateralized by the accounts receivable of MSXI Limited and substantially all of the assets of MSXI and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes issued by MSXI Limited are guaranteed jointly and severally by MSX International, Inc. and all of its 100% owned domestic subsidiaries. Because of the parent and subsidiary guarantee structure, we present the following condensed consolidating financial information for:

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of October 3, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,230	$132	$2,162	$12,530	$—	$32,054
Accounts receivable, net	—	17,942	81,342	71,896	—	171,180
Inventory	—	4	6,333	2,898	—	9,235
Prepaid expenses and other assets	—	1,036	5,425	1,650	—	8,111
Deferred income taxes, net	—	496	2,622	3,490	(2,662)	3,946

Total current assets	17,230	19,610	97,884	92,464	(2,662)	224,526

Property and equipment, net	—	1,703	5,148	6,692	—	13,543
Goodwill, net	—	101	116,302	17,243	—	133,646
Investment in subsidiaries	102,188	11	17,916	(2,338)	(117,777)	—
Other assets	6,268	505	4,902	180	—	11,855
Deferred income taxes, net	240	—	—	1,430	(736)	934

Total assets	$125,926	$21,930	$242,152	$115,671	$(121,175)	$384,504

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$8,425	$—	$8,425
Accounts payable and drafts	—	6,892	78,087	39,029	—	124,008
Accrued liabilities	5,161	8,018	39,296	27,557	—	80,032
Deferred income taxes, net	2,662	—	—	—	(2,662)	—

Total current liabilities	7,823	14,910	117,383	75,011	(2,662)	212,465

Long-term debt	232,026	18,414	—	2,439	—	252,879
Intercompany accounts	(19,860)	(9,872)	19,093	10,639	—	—
Long-term deferred compensation and other liabilities	—	309	3,248	9,666	—	13,223
Deferred income taxes, net	—	496	240	—	(736)	—

Total liabilities	219,989	24,257	139,964	97,755	(3,398)	478,567

Series A Preferred Stock	88,983	—	—	—	—	88,983
Shareholders’ equity (deficit)	(183,046)	(2,327)	102,188	17,916	(117,777)	(183,046)

Total liabilities and shareholders’ equity (deficit)	$125,926	$21,930	$242,152	$115,671	$(121,175)	$384,504

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$5,639	$390	$12,021	$—	$36,650
Accounts receivable, net	—	23,876	95,154	100,189	—	219,219
Inventory	—	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	715	4,151	1,352	—	6,218
Deferred income taxes, net	—	391	3,093	6,506	(3,094)	6,896

Total current assets	18,600	30,621	108,423	123,051	(3,094)	277,601

Property and equipment, net	—	2,614	8,129	7,737	—	18,480
Goodwill, net	—	99	112,502	17,023	—	129,624
Investment in subsidiaries	87,423	10	11,861	(2,638)	(96,656)	—
Other assets	7,370	594	5,246	58	—	13,268
Deferred income taxes, net	—	—	2,286	—	(2,286)	—

Total assets	$113,393	$33,938	$248,447	$145,231	$(102,036)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	15,028	77,525	56,498	—	149,051
Accrued liabilities	9,425	12,700	51,147	35,122	—	108,394
Deferred income taxes, net	3,093	—	—	—	(3,093)	—

Total current liabilities	12,518	27,728	128,672	102,139	(3,093)	267,964

Long-term debt	230,566	16,471	—	2,705	—	249,742
Intercompany accounts	(39,080)	(8,779)	29,668	18,191	—	—
Long-term deferred compensation and other liabilities	—	755	2,684	9,107	—	12,546
Deferred income taxes, net	2,286	391	—	1,228	(2,287)	1,618

Total liabilities	206,290	36,566	161,024	133,370	(5,380)	531,870

Series A Preferred Stock	81,812	—	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	(2,628)	87,423	11,861	(96,656)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$33,938	$248,447	$145,231	$(102,036)	$438,973

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended October 3, 2004 and September 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Quarter Ended October 3, 2004
Net sales	$—	$16,871	$82,449	$48,105	$(1,337)	$147,326
Cost of sales	—	15,205	71,028	43,769	(1,337)	129,903

Gross profit	—	1,666	11,421	4,336	—	17,423
Selling, general and administrative expenses	—	1,194	6,548	2,950	—	10,692

Operating income	—	472	4,873	1,386	—	6,731
Interest expense (income), net	(6,272)	670	1,025	101	—	8,068

Income (loss) before income taxes, minority interests and equity in affiliates	(6,272)	(198)	3,848	1,285	—	(1,337)
Income tax provision (benefit)	(1,180)	—	1,277	(250)	—	(153)
Minority interests and equity in affiliates	3,908	—	1,337	(198)	(5,047)	—

Net income (loss)	$(1,184)	$(198)	$3,908	$1,337	$(5,047)	$(1,184)

Fiscal Quarter Ended September 28, 2003
Net sales	$—	$19,777	$98,671	$51,365	$(1,953)	$167,860
Cost of sales	—	18,285	86,077	47,071	(1,953)	149,480

Gross profit	—	1,492	12,594	4,294	—	18,380
Selling, general and administrative expenses	—	1,604	9,081	4,547	—	15,232
Restructuring and severance costs	—	58	1,450	494	—	2,002
(Gain)/loss on asset impairment and sale	—	787		1,010	—	1,797

Operating income (loss)	—	(957)	2,063	(1,757)	—	(651)
Interest expense (income), net	7,697	53	1,581	75	—	9,406

Income (loss) before income taxes, minority interests and equity in affiliates	(7,697)	(1,010)	482	(1,832)	—	(10,057)
Income tax provision (benefit)	12,034	296	1,561	873	—	14,764
Minority interests and equity in affiliates	(4,819)	—	(3,741)	(1,271)	9,791	(40)

Net income (loss)	$(24,550)	$(1,306)	$(4,820)	$(3,976)	$9,791	$(24,861)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine months ended October 3, 2004 and September 28, 2003

		MSXI		Non-
	MSXI	Limited	Guarantor	Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Fiscal Nine Months Ended October 3, 2004
Net sales	$—	$53,011	$266,864	$150,678	$(2,012)	$468,541
Cost of sales	—	47,161	234,435	132,057	(2,012)	411,641

Gross profit	—	5,850	32,429	18,621	—	56,900
Selling, general and administrative expenses	—	3,779	20,100	8,933	—	32,812

Operating income	—	2,071	12,329	9,688	—	24,088
Interest expense (income), net	18,994	1,403	3,287	539	—	24,223

Income (loss) before income taxes, minority interests and equity in affiliates	(18,994)	668	9,042	9,149	—	(135)
Income tax provision (benefit)	(3,064)	68	3,015	752	—	771
Minority interests and equity in affiliates	15,024	—	8,997	600	(24,621)	—

Net income (loss)	$(906)	$600	$15,024	$8,997	$(24,621)	$(906)

Fiscal Nine Months Ended September 28, 2003
Net sales	$—	$64,209	$316,556	$162,679	$(6,498)	$536,946
Cost of sales	—	61,579	274,760	144,365	(6,187)	474,517

Gross profit	—	2,630	41,796	18,314	(311)	62,429
Selling, general and administrative expenses	—	5,452	27,190	14,787	—	47,429
Restructuring and severance costs	—	792	2,407	703	—	3,902
(Gain)/loss on asset impairment and sale	—	787	—	1,106	—	1,893

Operating income (loss)	—	(4,401)	12,199	1,718	(311)	9,205
Interest expense (income), net	16,391	598	5,708	16	—	22,713

Income (loss) before income taxes, minority interests and equity in affiliates	(16,391)	(4,999)	6,491	1,702	(311)	(13,508)
Income tax provision (benefit)	10,591	(871)	2,428	2,850	—	14,998
Minority interests and equity in affiliates	(1,018)	—	(5,081)	(3,974)	10,268	195

Net income (loss)	$(28,000)	$(4,128)	$(1,018)	$(5,122)	$9,957	$(28,311)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended October 3, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(906)	$600	$15,024	$8,997	$(24,621)	$(906)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(15,024)	—	(8,997)	(600)	24,621	—
Depreciation	—	1,177	3,358	2,160	—	6,695
Amortization of debt issuance costs	3,024	244	—	—	—	3,268
Deferred taxes	(2,957)	—	2,997	358	—	398
(Gain) loss on sale/disposal of property and equipment	—	(95)	3	13	—	(79)
(Increase) decrease in receivables, net	—	5,934	13,812	28,293	—	48,039
(Increase) decrease in inventory	—	(4)	(699)	85	—	(618)
(Increase) decrease in prepaid expenses and other assets	—	(321)	(1,274)	(298)	—	(1,893)
Increase (decrease) in current liabilities	(4,265)	(13,333)	(10,252)	(25,034)	—	(52,884)
Other, net	—	80	(103)	325	—	302

Net cash provided by (used for) operating activities	(20,128)	(5,718)	13,869	14,299	—	2,322

Cash flows from investing activities:
Capital expenditures	—	(260)	(395)	(1,252)	—	(1,907)
Proceeds from sale/disposal of property and equipment	—	99	22	183	—	304
Other, net	—	—	489	—	—	489

Net cash provided by (used for) investing activities	—	(161)	116	(1,069)	—	(1,114)

Cash flows from financing activities:
Intercompany	19,220	(1,094)	(10,574)	(7,552)
Transactions with subsidiaries			2,683	(2,683)	—	—
Debt issuance costs	(462)	64	—	—	—	(398)
Changes in revolving debt, net	—	1,724	—	(2,360)	—	(636)
Changes in book overdrafts, net	—		(4,322)	—	—	(4,322)

Net cash provided by (used for) financing activities	18,758	694	(12,213)	(12,595)	—	(5,356)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(322)	—	(126)	—	(448)

Cash and cash equivalents:
Increase (decrease) for the period	(1,370)	(5,507)	1,772	509	—	(4,596)
Balance, beginning of period	18,600	5,639	390	12,021	—	36,650

Balance, end of period	$17,230	$132	$2,162	$12,530	$—	$32,054

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)

     13. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended September 28, 2003

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
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Outlook

     We are a significant supplier of technical business services and have developed, through internal growth and acquisition, extensive international service delivery capability. We are executing the following business strategy to leverage our commercial strengths:

•	Capitalize on the growing trend toward outsourcing

•	Grow our non-automotive and non-traditional client base

•	Increase market share by delivering integrated services and cross-selling

•	Increase margins through emphasis on higher return service offerings in service segments with higher growth prospects

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

     We remain focused on building our customized services into standardized and scalable product offerings. Specific areas of emphasis include non-automotive technical staffing and warranty- and aftermarket-related business services. We believe that this positioning of our services as integrated solutions will improve our value proposition to existing and prospective customers. Our strategy is to sell high value solutions by leveraging our global organization and existing customer base. As we continue to expand our services with current customers in the automotive industry, an important strategy is to expand our customer relationships to new automotive customers and to other industries. Our targeted markets include transportation, medical products, and financial services, among others. Although we cannot provide assurance about the future, our actions are expected to enhance profitability on existing business and increase operating efficiencies while we work to expand our customer base.

     Net Sales

     For the first nine months of fiscal 2004, consolidated net sales decreased $68.4 million, or 12.7%, from $536.9 million in fiscal 2003 to $468.5 million during fiscal 2004. For the third quarter of fiscal 2004, consolidated net sales decreased $20.5 million, or 12.2%, from $167.9 million in fiscal 2003 to $147.3 million during fiscal 2004. Our sales by segment, net of intercompany sales, were as follows:

			Change
	2004	2003	$	%
		(dollars in thousands)
Fiscal Quarter:
Human Capital Services	$52,722	$62,785	$(10,063)	(16.0%)
Business Services	60,862	67,135	(6,273)	(9.3%)
Engineering Services	33,742	37,940	(4,198)	(11.1%)

Total net sales	$147,326	$167,860	$(20,534)	(12.2%)

Fiscal Nine Months:
Human Capital Services	$166,793	$203,944	$(37,151)	(18.2%)
Business Services	196,203	207,282	(11,079)	(5.3%)
Engineering Services	105,545	125,720	(20,175)	(16.0%)

Total net sales	$468,541	$536,946	$(68,405)	(12.7%)

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

     Sales of business services declined versus 2003 primarily due to reduced demand for custom communication services in our Italian operations, in part due to commercial challenges confronting our principal customer, Fiat Auto. We executed a three year extension of our contract with Fiat Auto covering most services on commercially reasonable terms that include price reductions, but accelerated invoice payment terms. The overall decline in business services was partially offset by favorable exchange rates impacting our European results. The net impact of year over year exchange rate changes was to increase sales of business services by about $3.1 million for the third quarter of 2004 and $11.6 million for the first nine months of 2004. Excluding the impact of foreign exchange rate changes, sales of business services for the third quarter and first nine months of 2004 decreased about $9.3 million, or 13.9% and $22.7 million or 10.9%, respectively, versus the comparable periods for 2003.

     Sales of engineering services reflect declining volumes partially offset by exchange rate movement totaling $0.9 million and $3.3 million on sales for the third quarter and first nine months of 2004, respectively. After adjusting for changes due to exchange rate movements, our engineering operations reflect a net decrease of $5.1 million, or 13.5% and $23.5 million, or 18.7% for the third quarter and for the first nine months of 2004, respectively, compared to the comparable periods of fiscal 2003. The sales decline is due primarily to lower customer demand in Europe and reductions in manufacturing engineering and specialty vehicle programs.

     Operating Profit

     Our consolidated gross profit, selling, general and administrative expenses and operating income for the periods presented were:

			Change
	2004	2003	$	%
		(dollars in thousands)
Fiscal Quarter:
Gross profit	$17,423	$18,380	$(957)	(5.2%)
% of net sales	11.8%	10.9%	n/a	n/a
Selling, general and administrative expenses	$10,692	$15,232	$(4,540)	(29.8%)
% of net sales	7.3%	9.1%	n/a	n/a
Operating income	$6,731	$(651)	$7,382	—
% of net sales	4.6%	(0.4%)	n/a	n/a
Fiscal Nine Months:
Gross profit	$56,900	$62,429	$(5,529)	(8.8%)
% of net sales	12.1%	11.6%	n/a	n/a
Selling, general and administrative expenses	$32,812	$47,429	$(14,617)	(30.8%)
% of net sales	7.0%	8.8%	n/a	n/a
Operating income	$24,088	$9,205	$14,883	161.7%
% of net sales	5.1%	1.7%	n/a	n/a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Overall, gross profit declined year over year as a result of reduced volumes and pricing pressures. Reductions in program volumes resulted in a decrease in gross margin of $2.2 million and $9.0 million for the third quarter and first nine months of 2004, respectively. The impact of these factors on gross profit were partially offset by cost reductions implemented throughout the company during fiscal 2003. Our cost reduction programs have focused primarily on indirect labor and related fringe benefit costs, elimination of unprofitable operations, consolidation of facilities and reductions of other indirect operating costs. These initiatives resulted in savings to our cost of sales of approximately $3.8 million for the third quarter of 2004 and $11.4 million for the first nine months of 2004. Gross profit as a percentage of sales increased to 11.8% for the third quarter of 2004 compared to 10.9% for the third quarter of 2003. For the first nine months of 2004 gross profit as a percentage of net sales improved to 12.1% compared to 11.6% for the corresponding period of 2003. For the first nine months of 2004 our cost reduction program has resulted in total savings of $26.0 million in both cost of sales and in selling, general and administrative expenses compared to the first nine months of 2003.

     Interest expense

     Interest expense decreased to $8.1 million during the third quarter of 2004 from $9.4 million during the third quarter of 2003, a $1.3 million reduction. For the first nine months of 2004, interest expense net of interest income on invested cash balances increased $1.5 million versus 2003. Interest expense for both the quarter and first nine months of 2003 included charges totaling $2.4 million related to the refinancing of our bank debt outstanding as of August 1, 2003. The increase in interest expense compared to 2003, after adjusting for the $2.4 million charge, primarily resulted from increased interest rates on fixed-rate debt and an increase in average debt outstanding after the senior secured debt refinancing.

     Income taxes

     We currently provide valuation allowances for a significant portion of the company’s deferred tax assets. The effective tax rate for the quarter and nine months ended October 3, 2004 differs from the 35% federal statutory rate primarily because of these valuation allowances. The income tax benefit for the quarter ended October 3, 2004 relates primarily to improved performance in a foreign operation, which resulted in a reduction to a valuation allowance previously recorded for this operation totaling $626 thousand. The valuation allowance benefit was partially offset by tax on earnings in certain foreign jurisdictions for which valuation allowances were not previously required. For the fiscal nine months ended October 3, 2004 taxable earnings in certain foreign jurisdictions exceeded benefits recognized from reductions of valuation allowances that totaled $1.6 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Operating Activities. Net cash provided by operating activities was $2.3 million for the first nine months of fiscal 2004 compared to net cash provided by operating activities of $2.5 million during fiscal 2003. The modest overall change reflects a $48.0 million decrease in receivables resulting from the timing of accounts receivable collections relative to the close of the fiscal period, lower days sales outstanding, and lower sales volume. Lower investment in accounts receivable was offset by a $52.9 million reduction in current liabilities in the nine months ended October 3, 2004. Disbursements included $14.0 million in payments related to our 2003 cost reduction program and a $10.0 million one-time remittance, which was previously recorded, to a customer related to a process change in our procurement services program. All other changes in our net income and working capital contributed $7.2 million of net cash provided by operating activities during the first nine months of 2004.

     Investing Activities. Net cash used for investing activities was $1.1 million for the first nine months of 2004 compared to net cash used for investing activities of $2.7 million for the comparable period of 2003. Capital expenditure requirements for current programs decreased commensurate with the current business volumes, while discretionary spending is lower due to increased strategic emphasis on high return services with lower capital investment requirements.

     Financing Activities. Net cash used for financing activities was $5.4 million for the first nine months of 2004 compared to net cash used for financing activities of $2.7 million for the first nine months of 2003. During the first nine months of 2004, net cash used for financing activities included a $4.3 impact related to the timing of working capital funding requirements. The comparable impact of timing on funding of disbursements for the first nine months of 2003 was $15.2 million, which was substantially offset by the net proceeds of our August 2003 refinancing.

     Liquidity and Available Financings

     Our total indebtedness as of October 3, 2004 consists of senior secured notes, mezzanine term notes, fourth lien term notes, senior subordinated notes and borrowings under various short-term arrangements. As of October 3, 2004 there was approximately $1.8 million drawn pursuant to our multiple-country senior credit facility. In addition to our total indebtedness, we also have contingent commitments related to letters of credit totaling about $4.3 million at October 3, 2004.

     Available borrowings under our credit facility as of October 3, 2004 are subject to accounts receivable balance requirements. As of October 3, 2004 we have $38.2 million available for immediate borrowing based on eligible accounts receivable as determined in accordance with our credit agreement, as amended.

     The company was notified by its largest finance source in Italy, Fidis S.p.a., of its intent to terminate the current financing arrangement with Satiz S.r.l. in 2004. At October 3, 2004 $8.3 million was drawn on the facility, collateralized by a corresponding amount of accounts receivable from our largest Italian customer. Recently, the company concluded an arrangement with an alternative financing source to replace the majority but not all of the existing arrangement with Fidis. We have also negotiated improved payment terms with the customer. We continue to seek additional financing.

     We believe that our financing arrangements, including further expected changes to arrangements in Italy, provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations (See “Part II, Item 1. Legal Proceedings”) through the term of our senior credit facility, although there can be no assurance that will be the case. Financing requirements beyond July 2006 will require additional access to capital markets. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our new credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.

     In connection with a procurement services program, we agreed with our customer to modify the process by which we receive funds and disburse payments to vendors. The process change resulted in a one-time remittance to the customer in the third quarter totaling $10.0 million. The $10 million obligation was previously recorded on our balance sheet and had no impact on results of operation during the third quarter or first nine months of 2004.

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

     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

     There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 3, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter involves claims and counter claims asserted by both parties in connection with a contingent earnout obligation related to the acquisition of Lexstra International, Inc. and Lexus Temporaries, Inc. and various other claims by and against two former employees. The parties agreed to terms of settlement with regard to this matter on June 29, 2004. The monetary terms of settlement are consistent in present value with amounts previously reserved by the company, with 40% of the settlement amount expected to be paid in the fourth quarter of 2004 and the balance paid in equal quarterly installments over three years.

     Another such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. On October 4, 2004, the state court granted MSXI’s motion to vacate the arbitration award and subsequently ordered that the matter be re-arbitrated in its entirety before a new arbitrator. The opposing party may file an appeal. Litigation is subject to significant uncertainty and any final result could be greater or less than what management anticipates. However, we believe that none of the legal proceedings will have a material adverse effect on our financial condition, results of operation or long-term cash flows.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

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

Date: November 15, 2004

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer and authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

EX-31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

EX-32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002