Form 10-K
period 2005-01-02
MSX INTERNATIONAL INC
filed 2005-04-01
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2005

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

Number of shares outstanding of each of the registrant’s classes of common stock at March 31, 2005:

486,354 shares of Class A Common Stock, $0.01 par value.

GLOSSARY

Certain terms used in the text and financial statements are defined below.

APB	Accounting Principles Board
APB Opinion No. 25	APB Opinion No. 25, “Accounting for Stock Issued to Employees”
Cadform	Cadform — MSX Engineering GmbH
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CVC	Citicorp Venture Capital Ltd.
DaimlerChrysler	DaimlerChrysler AG
Draupner	Draupner Associates AB
EITF	Emerging Issues Task Force
EITF Issue No. 94-03	EITF Issue No. 94-03, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)
FASB	Financial Accounting Standards Board
Fiat	Fiat S.p.A.
FIN 46	FASB Interpretation No. 46 — “Consolidation of Variable Interest Entities”
FIN 46-R	FASB Interpretation No. 46 — Revision
Ford	Ford Motor Company
General Motors	General Motors Corporation
MSXI	MSX International, Inc.
ISO	International Organization for Standardization
MSXI Limited	MSX International Limited
MTE	MTE Groups LLC
OEM	Original Equipment Manufacturer
Preferred Stock	12% Series A Cumulative Mandatorily Redeemable Preferred Stock
Satiz	Satiz S.r.l.
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS No. 123	SFAS No. 123, “Accounting for Stock-Based Compensation”
SFAS No. 131	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”
SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 146	SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”
SFAS. No. 150	SFAS No. 150, “Accounting for Certain FinancialInstruments with Characteristcs of Both Liabilities and Equity”
Stock Option Plan	MSX International, Inc. 2000 Stock Option Plan
U.K.	United Kingdom
U.S.	United States
WACC	Weighted Average Cost of Capital

PART I

Item 1. Business.

     General

     We are a global provider of outsourced technical business services. Our broad range of technical services improves the business performance of our customers by enhancing operating effectiveness, improving quality, and reducing costs. Our customers value our in-depth knowledge of their business requirements and systems, our international delivery capability, and our proprietary processes and unique technical skills. We currently have over 5,700 employees providing technical services to more than 400 clients in 19 countries.

     Several benefits which drive outsourcing include reduced operating costs, lower capital investment, and management focus on core activities. Outsourcing also improves operating flexibility by increasing the variability of a company’s cost structure. While our services provide these benefits to our customers, we also focus on delivering higher value outsourcing services by providing our customers access to unique expertise and technologies. This expertise and these proprietary technologies enhance the value of outsourcing to our customers and provide greater profit margin opportunities for our company.

     Technical Service Offerings

     Our business is organized into three segments: business services, human capital services, and engineering services. The following table shows a summary of our net sales by segment, net of intercompany sales, for the three fiscal years ended January 2, 2005, after adjusting for discontinued operations. For additional information on discontinued operations see Note 4 of our consolidated financial statements included under Item 8. of this report. Additional information on our operating results by segment appears in Note 16 of our consolidated financial statements included under Item 8. of this report.

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
	(in thousands)
Business Services	$269,672	$281,669	$262,647
Human Capital Services	189,181	231,907	304,565
Engineering Services	97,752	105,772	112,459

Total net sales	$556,605	$619,348	$679,671

     Our scalable solutions and customized offerings are adapted to customer needs that have emerged in recent years due to the convergence of digital communication technologies and business process improvement initiatives. Our net sales are based principally on fees charged for resources provided to support development, manufacturing and distribution of customer products and services.

     The domestic and foreign markets for our services are highly competitive. In some cases, our competitors include a number of other well-established vendors, as well as customers with their own internal capabilities. Although a number of companies of varying size compete with us, no single competitor is substantially in competition with respect to all of our services. The following summarizes the services offered by each of our segments.

     Business Services

     We deliver a range of technology-based business services to meet the outsourcing requirements of our customers. Our business services segment give our customers the actionable product, market and customer information they need to improve product quality, reduce costs and improve customer loyalty and satisfaction. We also offer communication solutions that facilitate our customer’s communication strategies by creating, maintaining and delivering information. Our service offerings include:

•	Warranty support programs – warranty process improvement consulting, claims assessment and analysis, contract administration of extended warranty programs, and management and operation of parts return centers

•	Product quality improvement programs – supplier quality assurance, technical call centers, and quality training and consulting programs

•	Retail support programs – process improvement consulting, customer satisfaction program management, and training programs

•	Technical and consumer publishing – assists our customers in reducing cost and cycle time by facilitating the reuse and repurposing of content in technical writing, translation, print and distribution

•	Integrated marketing support and research services – supports the development and implementation of personalized marketing programs including copy and design, translation, printing and distribution

•	Integrated document management – assists our customers in facilitating the internal development and distribution of knowledge across their organizations. Our services include document imaging and on-site document centers

•	Outsourced purchasing services – management of the procurement process from initial requisition to supplier payment.

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

     Human Capital Services

     We provide a broad range of services to help maximize the effectiveness, flow and utilization of human capital in technology-oriented environments. Staffing solutions include:

•	Contingent staffing—traditional temporary and/or permanent staffing for information technology, engineering or other professional staff needs. Our staffing capabilities include design and production engineers, computer operators, database specialists, network administrators and specialists, PC support staff, software engineers, systems analysts and administrators, and technical support specialists

•	Vendor management programs—management of the entire contract staffing procurement and deployment process on a regional, national or global basis utilizing web enabled supporting technologies and custom processes

•	Specialized training—training programs and virtual training courseware

     Our competitors in human capital services include Adecco International, CDI, Keane, kforce, Manpower, Kelly Services Technical, Olsten, Randstad (in Europe only), TechAid, Volt, and numerous regional information technology-staffing firms. Other indirect competitors include Monster.com (a subsidiary of Monster Worldwide) and other internet-based staffing resource providers.

     Engineering Services

     We provide a complete range of engineering services, including consultancy, product and process development and full program management. Our customer base is primarily concentrated in the automotive industry. Our services are delivered through all phases of the product development cycle. Service offerings include:

•	Technical consultancy – consultancy that supports complete engineering and niche vehicle development and support programs and the application of processes and technology tools to achieve best in class product quality, timing and cost

•	Technology applications – we apply technology and CAE tools to execute projects, including virtual engineering (digital design, predictive analysis, dimensional management, CAD engineering and manufacturing simulation). This reduces development process cycle time and minimizes requirements for physical prototypes and testing

•	Engineering services – we provide general engineering services required to deliver successful products. These include studio services, product engineering (body structures, chassis and trim), system integration in powertrain and electronics, prototype vehicle and system development and build, process and manufacturing engineering, and low volume vehicle build.

     In North America, Magna, Porsche, Roush Industries, and Wagon Inc., among others, deliver similar engineering services. Substantially all of our Eurpoean engineering operations are presented as discontinued as of January 2, 2005.

     Significant Customers and Supply Relationships

     Our customers include the major U.S. and European automotive OEMs and automotive suppliers. Although we have more than 400 customers, Ford, DaimlerChrysler, General Motors, and Fiat, including their automotive subsidiaries, together accounted for 65.2% of our net sales for the fiscal year ended January 2, 2005, excluding discontinued operations.

     A substantial portion of our sales to selected large customers are sales of services that we or our predecessor companies have provided to these customers for numerous years. We often deliver these services on a preferred or sole supplier basis, frequently in several countries or to multiple customer subsidiaries. Often we are integrated with or utilize our customers’ systems and processes. In many instances, we are co-located in our customers’ facilities. We believe our services are an integral part of our customers’ day-to-day operations. Such relationships permit a degree of forward revenue visibility. They also give us the opportunity to expand existing customer relationships by cross-selling our other technical business services.

     A significant portion of our $48.0 million in sales to Fiat during 2004 were made pursuant to purchase orders with Fiat’s principal manufacturing companies, including Fiat Auto and Iveco. These purchase orders were modified and extended when we acquired Satiz in December 1999. These agreements were extended to five-year terms and include exclusivity provisions for selected services, which are subject to agreed quality benchmarking procedures. Our services to Fiat are subject to annual price reductions based on the volume of sales.

     During fiscal 2004, our Fiat Auto contract was renewed for three years (2005-2007) for the exclusive supply of editorial services, preparation of documentation as well as other related services. Our Iveco contract was renewed for three years (2004-2006) with an option for the fourth year for the exclusive supply of editorial services, preparation of documentation as well as other related activities.

     We believe we have developed strong relationships with our customers. We have a reputation for quality, reliability and service that has been recognized through Ford’s Q1 award, among others. In addition, most of our operations comply with ISO quality standards. Certification to ISO standards requires a determination by an independent assessor that the operation is in compliance with a documented quality management system. Quality certificates are site specific and are based upon the individual needs of our customers.

     Our services, especially to automotive customers, are frequently delivered pursuant to annual or multi-year purchase orders that establish commercial terms, but which may vary in actual demand. Except as otherwise noted above, no material portion of our business is dependent upon any one customer or is subject to contractual renegotiation of prices. In general, equipment and technologies required to support our service offerings are obtainable from various sources in the quantities desired.

     Global Capabilities

     We believe our international presence is an advantage in winning and retaining new business, particularly for our warranty insight and dealership consultancy services. We currently provide services in 19 countries and we believe we are the only company currently providing such a broad range of services to the automotive industry on a worldwide basis. Foreign operations are subject to political, monetary, economic, and other risks associated with international businesses. Additional information about market risks is included under Item 7A. of this report. For the fiscal year ended January 2, 2005, 38% of our net sales were generated outside of the U.S. after adjusting for discontinued operations.

     Additional financial information concerning our geographic coverage is set forth in Note 16 to our consolidated financial statements included under Item 8. of this report.

     Employees

     Our future success is substantially dependent upon our ability to attract, retain and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the needs of our customers. Competition for individuals with proven technical or professional skills is intense. We compete with other technical service companies, as well as customers and other employers for qualified personnel.

     As of January 2, 2005, we had the following number of employees, broken out by geographic locations:

Number of
Region	Employees
North America	3,428
United Kingdom	490
Italy	454
Germany	417
Rest of Europe	446
Other	498

Total	5,733

     A small portion of our employees in the U.S. are members of unions. We believe that our current relations with our employees are good. There are no significant issues arising under a collective bargaining agreement, which would have a material adverse effect on our financial condition, results of operations or long term cash flows.

     Seasonality of our Business

     The number of billing days in a fixed period and the seasonality of our customers’ businesses affect our operating results. Demand for some of our services has historically been lower during automotive shutdown periods including both summer and year-end holidays.

     Environmental

     Due to the nature of our service offerings, compliance with foreign, federal, state, and local environmental protection laws and regulations is not expected to result in material capital expenditures or have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.

     Patents and Trademarks

     We hold a number of U.S. and foreign patents, licenses, copyrights, tradenames and trademarks. Although we consider our intellectual property valuable, we do not believe that there is any reasonable likelihood of the loss of any rights that would have a material effect on our operating units, services or present business as a whole.

Item 2. Properties.

     We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and projected operating needs. The number of facilities in any region is dictated by the local demographics and requirements to support our customers’ needs. Our facilities are utilized to provide all or any combination of our service offerings across all of our segments. The following table sets forth the current number of facilities we operate by region:

Number of
Region	Facilities
North America	30
United Kingdom	4
Italy	15
Germany	9
Rest of Europe	4
Other	3

Total	65

     All of our facilities are leased with the exception of one facility in Europe. We believe that the termination of any one lease would not have a material adverse affect on our business.

Item 3. Legal Proceedings.

     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. In October 2004, the state court granted MSXI’s motion to vacate the arbitration award and ordered that the matter be re-arbitrated before a new arbitrator. The opposing party has filed an appeal with the Michigan Court of Appeals. In addition, we and our subsidiaries are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial condition, results of operation or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     MSXI is privately owned and there is no current public trading market for our equity securities. See “Item 12. Security Ownership of Certain Beneficial Owners and Management”. For further information related to ownership aspects of our common stock, see the discussion under “Amended and Restated Stockholders’ Agreement” contained under “Item 13. Certain Relationships and Related Transactions”. There were approximately 40 record holders of our common stock as of March 31, 2005.

     During 1999 and 2003, we completed offers to exchange senior subordinated notes and senior secured notes, respectively, that had been registered under the Securities Act of 1933 for similar notes that had not been registered.

     We may not declare or pay any dividends or other distributions with respect to any common stock or other class or series of stock ranking junior to our Series A Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. See Note 13 to our consolidated financial statements included under Item 8. of this report.

Item 6. Selected Financial Data.

     The selected historical consolidated financial data (other than EBITDA from continuing operations, as defined) as of and for the five fiscal years ended January 2, 2005 have been derived from the audited historical financial statements of MSXI. The results of operations for the periods presented include the results of operations of acquired companies from the effective date of their acquisition. Results of operations classified as discontinued are shown separately. For additional information on discontinued operations see Note 4 of our consolidated financial statements included under Item 8. of this report. The selected financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended
	January 2,	December 28,	December 29,	December 30,	December 31,
	2005	2003	2002	2001	2000
Operations Data:
Net Sales	$556,605	$619,348	$679,671	$804,551	$900,874
Cost of Sales	481,052	536,328	587,454	690,701	772,270

Gross profit	75,553	83,020	92,217	113,850	128,604
Selling, general and administrative expenses	40,698	54,828	67,480	72,601	72,617
Amortization of goodwill and intangibles	—	—	—	5,963	5,389
Goodwill impairment charges	—	—	4,265	—	—
Restructuring and severance costs	1,662	20,323	6,054	1,272	—
Loss on asset impairment and sale	—	1,652	4,356	—	—

Income from continuing operations before interest, income taxes, and equity in net losses of affiliates	33,193	6,217	10,062	34,014	50,598
Interest expense, net	31,109	28,828	24,293	25,802	27,888

Income (loss) from continuing operatings before income taxes, minority interests and equity in net losses of affiliates, net of taxes	2,084	(22,611)	(14,231)	8,212	22,710
Income tax provision (benefit)	1,715	18,670	(2,637)	3,021	10,024
Less minority interests and equity in affiliates, net of taxes	—	(40)	2,941	1,943	766

Income (loss) from continuing operations before cumulative effect of accounting change for goodwill impairment	369	(41,241)	(14,535)	3,248	11,920
Income (loss) from discontinued operations	1,213	(22,772)	(9,957)	(2,745)	2,971

Net income (loss) before cumulative effect of accounting change for goodwill impairment	1,582	(64,013)	(24,492)	503	14,891
Cumulative effect of accounting change for goodwill impairment	—	—	(38,102)	—	—

Net income (loss)	$1,582	$(64,013)	$(62,594)	$503	$14,891

Balance Sheet Data:
Cash and cash equivalents	$34,377	$36,650	$10,935	$4,924	$4,686
Total assets	385,744	438,973	432,542	514,382	577,029
Total senior secured debt	130,864	130,261	104,674	116,654	136,846
Total debt	260,864	260,261	234,674	246,654	266,846
Redeemable preferred stock	91,312	81,812	72,629	64,574	57,325
Shareholders’ deficit	(180,772)	(174,709)	(108,817)	(44,061)	(36,787)
Other Data:
EBITDA from continuing operations, as defined (A)	$43,749	$31,603	$37,283	$59,191	$75,323
Capital expenditures	3,031	5,250	9,003	19,243	18,168

(A)	EBITDA is not a measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States. We have included EBITDA because we believe it is an indicative measure of operating performance and is used by investors and analysts to evaluate companies with our capital structure. As presented by us, EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for, operating income, income (loss) from continuing operations, cash flows and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

EBITDA for each period is presented as defined in our senior secured note indenture and is calculated as income (loss) before the cumulative effect of accounting changes, plus (i) income tax expense/(benefit), (ii) Michigan single business and similar taxes, (iii) minority interests and equity in affiliates, (iv) net interest expense, (v) loss on asset impairment and sale, (vi) depreciation and amortization and (vii) goodwill impairment charges. Losses on asset impairment and sale and goodwill impairment charges have been added back for EBITDA purposes as these represent charges that will not require cash settlement at any future date. Michigan single business and similar taxes are treated like other income based taxes for purposes of EBITDA calculations.

     The following table reconciles income (loss) from continuing operations before the cumulative effect of an accounting change to EBITDA from continuing operations, as defined:

	Fiscal Year Ended
	January 2,	December 28,	December 29,	December 30,	December 31,
	2005	2003	2002	2001	2000
	(in thousands)
Income (loss) from continuing operations before cumulative effect of accounting change	$369	$(41,241)	$(14,535)	$3,248	$11,920
Income tax provision (benefit)	1,715	18,670	(2,637)	3,021	10,024
Michigan single business and similar taxes	2,821	3,179	3,744	4,695	5,669
Minority interests and equity in affiliates, net of taxes	—	(40)	2,941	1,943	766
Interest expense, net	31,109	28,828	24,293	25,802	27,888
Loss on asset impairment and sale	—	1,652	4,356	—	—
Depreciation	7,735	20,555	14,856	20,482	19,056
Goodwill impairment charges	—	—	4,265	—	—

EBITDA from continuing operations, as defined	$43,749	$31,603	$37,283	$59,191	$75,323

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

     We are a significant supplier of technical business services and have developed, through internal growth and acquisition, extensive outsourcing service delivery capability. We are executing the following business strategy to leverage our commercial strengths:

•	Increase margins through emphasis on higher return service offerings – We are committed to developing and delivering higher value-added business solutions to address the complex and evolving outsourcing needs of our customers. We believe this will both enhance profitability and solidify our position as a one-stop outsourced business service provider. Specific areas of growth and development include non-automotive technical staffing, product quality, warranty, and aftermarket-related business services.

•	Capitalize on growing trend toward outsourcing – In many instances, our principal competition is our customers’ in-house operations. These internal resources often have other operational priorities, or they have become relatively costly or non-responsive to organizational requirements. We believe our customers are implementing outsourcing strategies in order to reduce costs, increase flexibility, and gain access to unique expertise or technologies.

•	Increase market share – Based on our significant experience delivering complex technical services to the automotive industry, we possess the credibility and technical expertise to serve other industries with similar outsourcing requirements. Our goal is to expand and diversify our client base by cross-selling our capabilities to existing customers and providing our customers with an integrated portfolio of technical business services.

     Our business segments are affected by differing industry dynamics. As a result of recent trends, we have experienced an overall revenue decline during the past several years. Our revenue remains under pressure from continuing cost containment actions at our major customers. We believe that automotive OEM budgets will continue to be challenged due to declining market share and pressure to reduce costs.

     We remain focused on building our customized services into standardized and scalable product offerings. We believe that this positioning of our services as integrated solutions will improve our value proposition to existing and prospective customers. Our strategy is to sell high value solutions by leveraging our global organization and existing customer base. As we continue to expand our services with current and new customers in the automotive industry, an important strategy is to expand our customer relationships to other industries. Our targeted markets include transportation, medical products, and financial services, among others. Although we cannot provide assurance about the future, our actions are expected to enhance profitability on existing business and increase operating efficiencies while we work to expand our customer base.

     We are continually enhancing our overall business strategy by evaluating the rate of return on our portfolio of service offerings. During the fourth quarter of fiscal 2004, we determined we would seek to divest substantially all of our engineering and staffing businesses in Europe. Management will continue to explore and evaluate additional development alternatives to focus the company on business units with excellent growth prospects, particularly in the areas of warranty and dealership consulting.

     The following analysis of our results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and the related notes included under Item 8. of this report. The results of operations for the periods presented include the results of operations of acquired companies from the effective date of their acquisition. Where necessary, prior year information has been modified to conform to the current year presentation. Operations classified as discontinued at January 2, 2005 have been excluded from the discussion of continuing operations and are discussed separately under the heading “Discontinued Operations”.

Results of Operations

     Fiscal Year Ended January 2, 2005 Compared with the Fiscal Year Ended December 28, 2003

     Net Sales. Overall, the decline in sales reflects program reductions in our historical automotive and technical service businesses partially offset by new programs sold during fiscal 2004. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Year Ended		(Dec) vs. 2003
	2004	2003	$	%
	(dollars in thousands)
Business Services	$269,672	$281,669	$(11,997)	(4.3%)
Human Capital Services	189,181	231,907	(42,726)	(18.4%)
Engineering Services	97,752	105,772	(8,020)	(7.6%)

Total net sales	$556,605	$619,348	$(62,743)	(10.1%)

     Sales of business services were favorably impacted by exchange rate variances versus 2003. The net impact of year over year exchange rate changes was to increase sales of business services by approximately $13.9 million. After adjusting for exchange rate variances, sales of our business services during fiscal 2004 declined $25.9 million, or 9.2%, from fiscal 2003. The decline in business services is primarily due to reduced demand for custom communication services in our Italian operations, in part due to commercial challenges confronting our principal customer, Fiat Auto as well as reduced demand services with specific customers in the U.S. We are currently focused on diversifying our customer base in the U.S. to offset these declines. We recently executed a three-year extension of our contract with Fiat Auto covering most services on commercially reasonable terms that include price reductions, but accelerated invoice payment terms.

     The decline in human capital services is primarily due to reduced volumes in our engineering staffing and IT and technical staffing services. Volume reductions reflect a 25.1% decline in automotive contract staffing volumes while other human capital services volumes decreased 7.9% versus fiscal 2003. The decline in automotive staffing volumes reflect continued pressures from auto clients to reduce costs in response to lower sales volumes.

     The decline in engineering services is primarily due to the shutdown of manufacturing engineering operations in North America. Demand for engineering services remained relatively stable during 2004.

     Operating Income. Our consolidated gross profit and operating income for the periods presented were as follows:

	Fiscal Year Ended		Inc / (Dec) vs. 2003
	2004	2003	$	%
	(dollars in thousands)
Gross profit	$75,553	$83,020	$(7,467)	(9.0%)
% of net sales	13.6%	13.4%	n/a	n/a
Operating income	$33,193	$6,217	$26,976	433.9%
% of net sales	6.0%	1.0%	n/a	n/a

     Overall gross profits from continuing operations decreased from 2003 due to both reduced sales volumes and price changes. Volume reductions resulted in a decrease in gross profit of over $18.5 million. Price changes included customer mandated reductions, changes agreed with customers to secure longer-term contracts, and changes to our mix of services. Gross profit, as a percent of sales, improved from 2003 due to cost reductions implemented during 2003 and continued initiatives during 2004. We have realigned our variable cost structure to current levels of business by reducing indirect labor and operating costs, facility consolidations, and elimination of unprofitable operations that are not strategic to our long-term growth. Such initiatives generated savings of over $18.4 million during 2004. We will continue to rationalize our cost structure for selected programs while working to expand more profitable lines of business.

     Selling, general and administrative expenses decreased $14.1 million compared to fiscal 2003. Selling, general and administrative expenses, as a percentage of net sales, were 7.3% during fiscal 2004 compared to 8.9% during fiscal 2003. The decrease is primarily due to ongoing cost reductions. Cost reductions were implemented across our operations in response to sales declines. Reductions were achieved through staff reductions, operational streamlining and simplification of our support and backroom activities. We will continue to evaluate our selling, general and administrative expenses relative to current levels of business.

     Operating results during 2004 reflect a $1.7 million charge substantially due to continued restructuring and cost reduction actions at our Italian subsidiary, Satiz. Fiscal year 2003 results include a loss on our investment in Prototipo Holdings BV, which amounted to $1.6 million. Operating results during 2003 include various restructuring charges totaling $20.3 million. For a detailed analysis and explanation of these costs refer to “Restructuring Initiatives” below.

     Interest Expense. Interest expense increased $2.3 million, from $28.8 million during fiscal 2003 to $31.1 million during fiscal 2004. Interest expense during fiscal 2003 included the write-off of deferred financing costs totaling $2.4 million, which resulted from the refinancing of our senior bank debt on August 1, 2003. The refinancing was treated as a debt extinguishment requiring recognition of these costs due to the extent of changes in terms and conditions of our outstanding debt. Interest expense during 2004, reflects a significant increase in interest rates on debt outstanding versus our prior arrangements due to the revised terms and conditions associated with our 2003 refinancing. Average debt outstanding also increased nominally versus 2003 due to the conversion from variable to fixed debt outstanding for much of our financing.

     Income taxes. Our provision for income taxes was $1.7 million during fiscal 2004 compared to $18.7 million during fiscal 2003. The income tax expense in 2004 is primarily due to earnings from selected operations where valuation allowances have not been recorded in previous years. During fiscal 2003 we recorded a non-cash tax charge of $34.8 million to establish valuation allowances against a substantial portion of our deferred tax assets. Valuation allowances were required due to cumulative operating losses generated by certain operations. In accordance with SFAS No. 109, when negative evidence such as cumulative losses exists management must place considerable weight on historical results and less weight on future projections when evaluating the realizability of deferred tax assets. As a result, management determined that the likelihood of realizing certain deferred tax assets was not sufficient to allow for continued recognition of assets.

     Discontinued Operations. In the fourth quarter of fiscal 2004, management determined that it would seek to divest substantially all engineering and staffing businesses in Europe. Due to changing competitive requirements and customer demands for automotive engineering and staffing in Europe, combined with management’s focus on businesses with higher growth and return prospects, the Company determined these businesses are no longer core to its strategies. A process for selling the businesses was initiated and prospective purchasers have been identified the sale is expected to occur during 2005. In accordance with SFAS No. 144, discontinued operations have been eliminated from the on-going operations of MSXI.

     The following table represents the income statement of those entities, which are in the disposal process:

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
	(in thousands)
Net sales	$73,494	$86,044	$127,762
Cost of sales	69,022	91,043	119,148

Gross profit (loss)	4,472	(4,999)	8,614
Selling, general and administrative expense	2,867	4,495	11,634
Amortization of goodwill and intangibles	—	—	4,461
Restructuring and severance costs	—	11,166	1,992
Loss on asset impairment and sale	—	241	—

Operating income (loss)	1,605	(20,901)	(9,473)
Interest expense, net	545	980	1,638

Income before taxes, net	1,060	(21,881)	(11,111)
Income tax provision (benefit)	(153)	1,070	(851)
Minority interests and equity losses of affiliates	—	(179)	(303)

Income (loss) from discontinued operations	$1,213	$(22,772)	$(9,957)

     Restructuring Initiatives

     During fiscal 2004, we continued to implement our overall business strategy following the execution of a comprehensive cost reduction plan in late 2003. Our 2004 actions included steps to reduce employment costs in selected business units through reductions in staffing levels. In particular, we are restructuring Satiz to meet current customer demand for its services. In the first quarter of 2005, we concluded an agreement with various trade union organizations that represent Satiz employees. The agreement establishes a program for permanent employment reductions affecting 124 personnel. We estimate that the program is likely to reduce Satiz’ employment costs by approximately $5.7 million annually. We believe that affected employees are most likely to take advantage of the program in the latter half of 2005, at an estimated cost of approximately $4.2 million.

     We completed significant restructuring programs in prior years that were implemented in response to lower demand for information technology staffing solutions, cost containment actions at major customers and deferrals of product development initiatives in the automotive industry. Such actions affecting our business have included extended seasonal shutdowns beyond normal seasonal variances, contract staffing reductions, and fee reductions that enabled us to secure long term contract renewals for our vendor management programs.

     Management implemented a comprehensive cost reduction plan in late 2003 to optimize the Company’s cost structure and align resources with the Company’s growth strategy. The incremental costs of these programs have been reported during these years as restructuring and related charges and all initiatives to date have been initiated at the end of fiscal 2004. The table below details the restructuring charges for the last three fiscal years:

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
	(in thousands)
Employee termination costs	$1,662	$7,180	$5,447
Facility consolidation costs	—	4,837	500
Other contractual costs	—	2,096	107
Asset impairments	—	6,037	—
Other	—	173	—

Total restructuring charges	$1,662	$20,323	$6,054

     Employee termination costs

     Fiscal year 2004 costs associated with employee terminations are substantially related to headcount reduction initiatives at our Italian subsidiary, Satiz. Employee terminations resulting from our 2003 cost reduction plan affected approximately 320 indirect employees, (including discontinued operations), throughout the U.S. and Europe. The costs associated with employee terminations consist of severance pay, placement services, and legal and related fees. In accordance with SFAS No. 146 these charges were recorded at the time it was communicated to the employees that they were being involuntarily terminated. Prior to 2003 the headcount reductions affected primarily indirect and administrative staff positions throughout the U.S. and Europe.

     Facility consolidation costs

     We continually analyze our operating facilities based on profitability, lease terms and geographic and program requirements. In response to the reductions in our business we have reduced the number of facilities we operate from 102 as of December 30, 2001 to 65 as of January 2, 2005. As a result of these facility consolidations, a $4.8 million charge was recorded in the fourth quarter of 2003 as a result of these consolidations. Facility consolidation costs include rental expense, property taxes, commissions, moving expenses and legal fees associated with the vacating of facilities.

     Other contractual costs

     As part of our 2003 cost savings initiatives, we also analyzed our operating leases and determined that selected leases no longer provided economic benefit to the company. In accordance with SFAS No. 146 we recorded a liability for these leases equal to their fair values based on the remaining lease obligations in 2003. These costs include the termination of operating leases for computer software and equipment and certain other leases.

     Asset impairment charges

     During 2003 the company recorded non-cash asset impairment charges totaling $6.0 million. The charges were based on an assessment of the recoverability of our long-lived assets in light of the challenging environment in which we operate. Assets are considered impaired if the book value exceeds the undiscounted cash flows expected from the use of the asset. The 2003 charges also included leasehold improvements that were abandoned as a result of our facility consolidations.

     Fiscal Year Ended December 28, 2003 Compared with the Fiscal Year Ended December 29, 2002

     Net Sales. Overall, the decline in sales reflects lower demand for automotive engineering and human capital services. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Year Ended		Inc / (Dec) vs. 2002
	2003	2002	$	%
	(dollars in thousands)
Business Services	$281,669	$262,647	$19,022	7.2%
Human Capital Services	231,907	304,565	(72,658)	(23.9%)
Engineering Services	105,772	112,459	(6,687)	(5.9%)

Total net sales	$619,348	$679,671	$(60,323)	(8.9%)

     Sales of business services improved versus 2002 as a result of favorable exchange rate changes affecting our European operations. The net impact of year over year exchange rate changes was to increase sales of business services by approximately $30.0 million. Excluding the favorable impact of foreign exchange rate changes and a reduction in revenue of $2.1 million due to the sale of an unprofitable operation, sales of business services for fiscal 2003 decreased about $8.9 million, or 3.3% versus fiscal 2002. The decrease primarily reflects reduced demand for technical and consumer publishing services in Italy due to program delays by our automotive customers and lower volumes in North America.

     The decline in human capital services reflects reduced volumes in our engineering staffing and reduced volumes of information technology and technical staffing services in our regional U.S. markets. The decrease in human capital services revenue during fiscal 2003 includes $25.1 million of reductions as a result of the closure/sale of certain unprofitable operations as part of the cost reduction plan. In addition, our vendor management programs have been impacted by price reductions negotiated with customers to secure contract extensions.

     Sales from our engineering operations reflect $3.6 million of reduced volume due to the closure of certain unprofitable operations. After adjusting for businesses closed, sales declined $3.1 million compared to fiscal 2002, reflecting reduced demand from automotive clients. Our engineering operations have been challenged by cost reduction programs and reduced product development activities at key automotive customers.

     Operating Income. Our consolidated gross profit and operating income for the periods presented were as follows:

	Fiscal Year Ended		Inc / (Dec) vs. 2002
	2003	2002	$	%
	(dollars in thousands)
Gross profit	$83,020	$92,217	$(9,197)	(10.0%)
% of net sales	13.4%	13.6%	n/a	n/a
Operating income (loss)	$6,217	$10,062	$(3,845)	(38.2%)
% of net sales	1.0%	1.5%	n/a	n/a

     Overall, gross profit declined year over year as a result of reduced volumes and pricing pressures, primarily in our engineering services and human capital services. Volume reductions resulted in a decrease in gross margins of approximately $17.5 million versus 2002. The impact of reduced volumes and pricing pressures was partially offset by cost reductions implemented throughout the company. Our cost reduction programs have focused primarily on indirect labor and related fringe benefit costs, elimination of unprofitable operations, consolidation of facilities and reductions of other indirect operating costs. These initiatives resulted in overall indirect cost savings in excess of $8.0 million during fiscal 2003. Gross profit as a percentage of sales declined to 13.4% for 2003 compared to 13.6% for 2002. The decrease as a percent of sales reflects pricing pressures affecting our business, and unfavorable absorption of certain fixed costs, including underutilized facilities.

     Selling, general and administrative expenses decreased $12.7 million compared to fiscal 2002. Selling, general and administrative expenses, as a percentage of sales, were 8.9% during fiscal 2003 compared to 9.9% during fiscal 2002. The decrease reflects cost reduction programs implemented across the company throughout 2003 and 2002

     Operating results during 2003 and 2002 include various restructuring charges totaling $20.3 million and $6.1 million, respectively. Additional information on restructuring can be found under the heading “Restructuring Initiatives”. Results for 2002 also include a goodwill impairment charge totaling $4.3 million. In accordance with SFAS No. 142, the 2002 charge was calculated based on a fair value impairment analysis. An equivalent analysis was performed during 2003 resulting in no impairment charge. Fair value improvements during 2003 reflect the impact of restructuring actions taken and improvements in market assumptions and related forecasted results.

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

     During the fourth quarter of 2002 we sold our human capital operations in Italy and recognized a loss on our investment in Prototipo Holding BV. The sale of Quandoccorre Interinale and QR Quandoccorre, our Italian staffing operations, was completed as part of our restructuring efforts in response to current and forecasted operating losses resulting from developments in the staffing markets these businesses competed in. The sale proceeds totaled approximately $1.0 million, resulting in a non-cash loss on the sale of $2.7 million during the fourth quarter of 2002. The operations, which were acquired in a series of transactions beginning in 1999, had reported operating losses of approximately $1.0 million through November of 2002. The loss on our investment in Prototipo Holding BV amounted to $1.6 million and reflected a reduction in the market value of the business due to their weakened economic performance.

     Interest Expense. Interest expense increased $4.5 million, from $24.3 million during fiscal 2002 to $28.8 million during fiscal 2003. Interest expense during 2003 includes the write-off of deferred financing costs totaling $2.4 million which resulted from the refinancing of our senior bank debt on August 1, 2003. The refinancing of debt outstanding on that date was treated as a debt extinguishment, requiring recognition of these costs, due to the extent of changes in terms and conditions of our outstanding debt. The remaining increase in interest expense compared to 2002 primarily resulted from increased interest rates on debt outstanding as a result of the refinancing.

     Income taxes. Our provision for income taxes was $18.7 million during fiscal 2003. This compares to an income tax benefit of $2.6 million during fiscal 2002. During fiscal 2003 we recorded a non-cash tax charge of $34.8 million to establish valuation allowances against a substantial portion of our deferred tax assets. Valuation of allowances were required due to cumulative operating losses generated by certain operations. In accordance with SFAS No. 109, when negative evidence such as cumulative losses exists management must place considerable weight on historical results and less weight on future projections when evaluating the realizability of deferred tax assets. As a result, management determined that the likelihood of realizing certain deferred tax assets was not sufficient to allow for continued recognition of assets.

     Minority interests and equity in net losses of affiliates. Minority interests and equity losses resulted in income of $0.4 million during fiscal 2003, an improvement from expense of $2.9 million during the fiscal 2002. Minority interest and equity losses during 2002 include $2.6 million in losses related to MTE, a minority-certified tooling and business services company in which we owned an equity investment. During 2002, MTE experienced serious market challenges from key customers that ultimately impaired its financial performance, resulting in significant liquidity problems. As a result of their performance and the lack of liquidity that emerged in the fourth quarter of 2002, the remaining value of our investment was written-off during the fourth quarter of 2002.

Liquidity and Capital Resources

     Cash Flows

     General. Historically, our principal capital requirements are for working capital, product development initiatives, and capital expenditures for customer programs. These requirements have been met through a combination of senior secured debt, senior subordinated notes and cash from operations. In response to lower sales volumes and a de-emphasis on capital intensive businesses we have reduced our capital expenditures for existing programs and selected new product development initiatives. Capital expenditure requirements for current programs have decreased commensurate with reduced demand for selected services and by redeploying underutilized assets. We also emphasize disciplined management of working capital. Days sales outstanding, accounts receivable agings, and other working capital metrics are monitored closely to minimize investments in working capital. We believe that such metrics are important to identify opportunities and potential problems, particularly those associated with the automated payment processes of our large automotive customers. Cash balances in excess of amounts required to fund daily operations are used to pay down any amounts outstanding under our credit facility.

     We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 30 to 60 day period after the invoice date. However, in connection with certain of our vendor management services, we collect related receivables at approximately the same time we make payment to suppliers.

     Operating Activities. Net cash provided by operating activities totaled $15.8 million in fiscal 2004, a $1.3 million increase from $14.5 million in fiscal 2003. The overall changes in net working capital during fiscal 2004 had minimal impact on cash generated from operations. The net decrease in receivables was $48.4 million resulting from the timing of accounts receivable collections relative to the close of the fiscal period, lower days sales outstanding, and decreased sales volume and a $15.1 million reduction in pass-through balances. The decrease in accounts receivables was offset by a $47.6 million reduction in current liabilities in the fiscal year ending January 2, 2005. As of January 2, 2005, $14.4 million of cash balances were held on behalf of a minority-certified vendor management solutions partner. Subsequent to year end, $12.2 million of such balances were paid to the minority partner. Disbursements during fiscal 2004 included $12.8 million of repayments to customers in connection with procurement services programs. During fiscal 2003, we agreed to modify the process by which we receive funds and disburse payments to vendors. The process change resulted in a one-time remittance to the customers during fiscal 2004. In fiscal 2003, the $12.8 million obligation was included in current liabilities and the payment in fiscal 2004 had no impact on results of operations during the fiscal year ended January 2, 2005.

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

     Investing Activities. Net cash used for investing activities increased $1.5 million from $3.3 million during fiscal 2003 to $4.8 million during fiscal 2004. The increase relates to a reduction in capital expenditure requirements offset by a $4.0 million payment related to the settlement of a contingent earnout obligation. Capital expenditure requirements decreased due to lower discretionary spending and increased emphasis on higher return services with lower capital investment requirements. We believe that this level of capital spending is sustainable for the next several years at current levels of business.

     Net cash used for investing activities decreased to $3.3 million during fiscal 2003, from $12.8 million during fiscal 2002. The decrease includes a reduction in capital expenditures totaling $3.7 million compared to the prior year. Cash used to acquire businesses during 2002 included funding of the acquisition of Draupner and the remaining outstanding common stock of Cadform. Proceeds from the sale/disposal of property and equipment resulted from the disposal of idle or obsolete equipment and the disposition of selected assets of our translation management business. Other cash from investing activities during fiscal 2002 primarily represents the refund of escrow funds related to an investment in MTE as a result of their non-attainment of earnings targets.

     Financing Activities Net cash used in financing activities was $12.8 million during fiscal 2004 compared to cash provided by financing activities of $13.2 million during fiscal 2003. During fiscal 2004, net cash used for financing activities included a $10.7 million use of cash related to bank overdrafts, which are impacted by the settlement timing of vendor payments. During the third quarter of 2003 we completed a private offering of senior notes and used the proceeds to repay all outstanding debt under our existing credit facility and to repay our outstanding revolving debt.

     Net cash provided by financing activities was $13.2 million during fiscal 2003 compared to net cash used of $9.1 million in 2002, an increase of $22.3 million. Cash generated from operations in excess of investing requirements was utilized to reduce revolving debt and make scheduled term loan payments.

     Debt Arrangements

     Senior Secured Notes and Mezzanine Term Notes. On August 1, 2003 we completed private offerings of senior secured notes totaling $100.5 million that mature on October 15, 2007. Effective December 19, 2003 the notes were exchanged for notes that were registered under the Securities Act of 1933. The transactions included the issuance of $75.5 million aggregate principal amount of 11% senior secured notes, priced to yield 11.25%, and $25.0 million aggregate principal amount of 11.5% mezzanine term notes. The notes were issued by both MSXI and MSXI Limited, a wholly-owned subsidiary in the U.K. The $25.0 million of mezzanine term notes were issued to Citicorp Mezzanine III, L.P. Proceeds from the combined offering totaled $95.5 million, net of related expenses and discounts and were used to repay all debt outstanding under our existing credit facility. These transactions refinanced our debt obligations over a longer term and removed certain restrictive covenants in place under prior arrangements.

     Senior Subordinated Notes. At January 2, 2005, we have $130 million of 11-3/8% unsecured senior subordinated notes outstanding, which are registered under the Securities Act of 1933. The notes mature on January 15, 2008 with interest payable semi-annually.

     Credit Facility and Fourth Lien Term Notes. Upon consummation of the private offering of senior secured notes, our second secured term note was amended and restated into a $14.7 million note issued by MSXI and a $2.4 million note issued by MSXI Limited. The amendments to the note also included extending the maturity from June 7, 2007 to January 15, 2008, and resetting the covenants in the notes so that they are equivalent to the senior notes sold on August 1, 2003. The amended and restated notes are referred to as the “fourth lien term notes”.

     Concurrent with the offerings during 2003, we entered into an amended and restated credit facility with JPMorgan Chase. Terms of the amendment allow for revolving advances up to $40.0 million on a secured basis through July 2006 plus an additional $5.0 million available exclusively for the issuance of letters of credit. Available borrowings are subject to accounts receivable collateral requirements and certain customary covenants.

     Satiz Facility. Satiz, a subsidiary based in Italy, has local financing arrangements that provide for borrowings against selected eligible accounts receivable. As of January 2, 2005, borrowings under the arrangements bear interest at the average rate of 4.46%, and are collateralized by the underlying accounts receivable. The agreements are generally renewed annually unless terminated by either party.

     The company was notified that Fidis S.p.a., one of its principal local financing sources, intended to terminate its financing arrangement with Satiz in 2004. At January 2, 2005, $1.0 million was drawn on the Fidis facility, collateralized by a corresponding amount of accounts receivable from our largest Italian customer. Satiz concluded an arrangement with GE Capital to replace most but not all of the existing Fidis facility and at January 2, 2005, $4.9 million was outstanding pursuant to the GE Capital arrangement. We have also negotiated improved payment terms with the customer and we continue to seek additional financing to meet local requirements.

     Additional information regarding these obligations is set forth in Note 10 to our consolidated financial statements included under Item 8. of this report.

     Liquidity and Available Financing

     Our total indebtedness as of January 2, 2005 consists of senior secured notes, mezzanine term notes, senior subordinated notes, our fourth lien term notes, borrowings under our credit facilities and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contractual and other commitments under various arrangements as discussed below.

     Available borrowings under our credit facility as of January 2, 2005 are subject to adequate accounts receivable collateral requirements. As of January 2, 2005 we have $36.4 million available for immediate borrowing based on eligible accounts receivable as determined in accordance with our amended credit agreement.

     We believe that our financing arrangements, including further expected changes to arrangements in Italy, provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations (“See Part I, Item 3. Legal Proceedings”) through the term of our senior credit facility, although there can be no assurance that will be the case. We expect to obtain a suitable extension to our amended and restated credit facility on or before its expiration. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our new credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.

     Contractual Obligations and Off-Balance Sheet Arrangements

     Our material obligations under firm contractual and other arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations as of January 2, 2005 are summarized below.

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Total debt	$260,864	$10,995	$100,159	$149,710	$—
Operating leases	35,716	15,683	11,357	4,826	3,850
Earnout/settlement obligation	7,250	2,417	4,833	—	—

Total	$303,830	$29,095	$116,349	$154,536	$3,850

     The settlement is related to a contingent earnout obligation pursuant to a prior acquisition. The monetary terms of the settlement are consistent in present value with amounts previously reserved by the company, with the balance paid in equal quarterly installments over three year. In addition to our total indebtedness, we also have contingent commitments under letters of credit totaling about $5.0 million, without duplication. Except for our letters of credit, we have no other existing off-balance sheet financing arrangements.

     In addition to the above contractual obligations, at January 2, 2005, we have accruals totaling $3.8 million related to contingent earnout obligations related to the acquisition of Management Resources, Inc. For a discussion of this and other pending cases refer to “Legal Proceedings”. It is impossible to determine the final outcome of all outstanding litigation or the impact on the company. If final liabilities related to litigation are significantly more than our current accrual, funding of such obligations could have a material adverse impact on our liquidity and capital resources.

Critical Accounting Policies

     Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain accounting policies applied require management’s judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information. Significant accounting policies include:

•	Valuation of accounts receivable — Periodically, we review accounts receivable to reassess our estimates of collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, we provide valuation reserves for estimates of aged receivables that may be written off, based upon historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our customer’s liquidity and credit quality, other factors negatively impacting our customer’s ability to pay their obligations as they come due and the quality of our collection efforts.

•	Valuation of goodwill and long-lived assets — During the fourth quarter of each fiscal year we review the carrying value of our goodwill and long-lived assets for impairment based on projections of anticipated discounted cash flows. Determining market values based on discounted cash flows requires management to make significant estimates and assumptions including, but not limited to, long-term projections of cash flows, investment requirements, market conditions, and appropriate discount rates. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information including, in the case of discount rates, cost of capital data compiled by third parties. During the first quarter of 2002, we recorded a cumulative charge upon adoption of SFAS No. 142 as described in our results of operations. During the fourth quarter of 2002 an additional charge of $4.2 million was recorded based on updated analysis. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a larger or smaller charge to earnings. In completing our analysis in 2004 we used a discount rate of 10.51%, which represents the median WACC for the staffing industry per Ibbotson Associates, in our cash flow calculations. A 1% change in the discount rate results in a $13.0 million change in the calculated fair value assuming all other assumptions are unchanged.

•	Deferred income taxes — At January 2, 2005 our consolidated balance sheet includes net deferred tax assets of $4.3 million. As of January 2, 2005, valuation allowances totaling $45.1 million have been established against a substantial portion of our deferred tax assets. Valuation allowances were required due to cumulative operating losses generated by certain operations. In accordance with SFAS No. 109, when negative evidence such as cumulative losses exists management must place considerable weight on historical results and less weight on future projections when evaluating the realizability of deferred tax assets. As a result, management determined that the likelihood of realizing certain deferred tax assets was not sufficient to allow for continued recognition of assets.

•	Valuation of common stock purchase warrants -. In connection with the issuance of mezzanine term notes during 2003, we granted to Citicorp Mezzanine III, L.P. the right to purchase 16,666 shares of our Class A common stock. The purchase warrants are exercisable at a price of $0.01 per share, subject to certain anti-dilution adjustments, through July 31, 2013. To determine the fair value of the warrants we completed a discounted cash flow analysis, which requires management to make significant estimates and assumptions including, but not limited to, long-term projections of cash flows, market conditions, and appropriate discount rates. During the third quarter of 2003, we recorded common stock purchase warrants at a fair value of $750,000. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a different fair market value assigned to the warrants.

Inflation

     Although we cannot anticipate future inflation, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations. Our contracts typically do not include automatic adjustments for inflation.

Seasonality

     The number of billing days in the period and the seasonality of our customers’ businesses primarily affect our quarterly operating results. Historically, demand for our services has been lower during automotive shutdown periods, including the year-end holidays.

Recently Issued Accounting Pronouncements

     SFAS No. 123-R,: Accounting for Stock-Based Compensation- Revised: Issued by the FASB in December 2004, this standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new Statement is now effective for public companies for interim and annual periods beginning after June 15, 2005. Public companies with calendar year-ends will be required to adopt SFAS No. 123-R in the third quarter of 2005. MSXI is in the process of studying this statement, and has yet to determine the effects, if any, on its consolidated financial statements.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: Issued by the FASB in May 2003, this standard established how companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities because they embody an obligation of the company. As discussed in Note 13, the redemption provisions of our preferred stock were amended and the adoption of SFAS No. 150 during the first quarter of fiscal 2004 did not have any impact on the company’s consolidated results of operations or financial position.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. The adoption of this interpretation during the first fiscal quarter of 2004 did not have a material impact on the company’s consolidated results of operations or financial position.

Change in Independent Registered Public Accounting Firm

     On November 17, 2004, PricewaterhouseCoopers LLP (“PwC”) was dismissed as the independent registered public accounting firm of MSX International, Inc. The decision to change public accounting firms and the appointment of the new public registered public accounting firm was made by the Audit Committee of MSX International’s Board of Directors. The reports of PwC on MSX International’s financial statements as of and for the years ended December 28, 2003 and December 29, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle.

     MSX International has engaged Grant Thornton LLP as its independent registered public accounting firm, effective November 17, 2004.

Forward Looking Statements

     Certain of the statements made in this report on Form 10-K, including those concerning restructuring activities and other operational improvements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by the use of forward looking terminology such as “believes,” “expects,” “estimates,” “will,” “should,” “plans,” “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are based on current management projections and expectations. They involve significant risks and uncertainties. As such, they are not guarantees of future performance. MSXI disclaims any intent or obligation to update such statements.

     Actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. These important factors include: our leverage and related exposure to changes in interest rates; our reliance on major customers in the automotive industry and the timing of their product development and other initiatives; the market demand for our business services in general; our ability to recruit and place qualified personnel; delays or unexpected costs associated with cost reduction efforts; risks associated with operating internationally, including economic, political and currency risks; and risks associated with our acquisition strategy. Additional information concerning these and other factors are discussed in MSXI’s Registration Statement on Form S-4 (dated November 19, 2003) and in other filings with the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     We are exposed to certain market risks, including interest rate and currency exchange rate risks. Risk exposures relating to these market risks are summarized below. This information should be read in connection with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

     Currency Rate Management

     For fiscal 2004, 38% of our net sales, excluding discontinued operations, were from markets outside of the U.S. To date, the majority of our exposure to foreign exchange fluctuations has been naturally hedged since our foreign operation’s revenues and operating costs are typically denominated in the same currency. We may periodically hedge specific transactions or obligations in non-functional currencies in order to mitigate any additional risk. However, we do not enter into financial instruments for trading or speculative purposes. For the fiscal years ended January 2, 2005 and December 28, 2003, adjustments from the translation of the financial results of our foreign operations increased equity by about $1.9 million and $6.6 million, respectively.

     Interest Rate Management

     We manage interest cost using a combination of fixed and variable rate debt. We have $75.5 million of senior secured notes outstanding at a fixed interest rate of 11% and $25.0 million of mezzanine term notes at a fixed interest rate of 11.5%. Both notes mature on October 15, 2007. In addition, under our new senior credit facility, we have a $40 million revolver with variable interest rates. As of January 2, 2005, we had $130 million of senior subordinated notes outstanding at a fixed interest rate of 11-3/8% with a remaining duration of five years. As of January 2, 2005, the fair value of the senior subordinated notes was $102.2 million, compared to its carrying value of $130 million.

     Sales to Major Markets/Customers

     Our current business is heavily reliant on the domestic and foreign automotive industries. Ford, DaimlerChrysler, Fiat, and GM, including their automotive subsidiaries, accounted for approximately 35.9%, 13.3%, 8.7%, and 7.3% respectively, of our consolidated net sales for fiscal 2004, excluding discontinued operations. Significant future price or volume reductions from these customers could adversely affect our earnings and financial condition. We believe we can expand our services to other less cyclical industries and have had some success in doing so. However, there can be no assurance that our diversification efforts will fully offset the impact of any further declines in our current automotive markets.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of MSX International, Inc.

We have audited the accompanying consolidated balance sheet of MSX International, Inc. (a Delaware corporation) and subsidiaries as of January 2, 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSX International, Inc. and subsidiaries as of January 2, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the fiscal 2005 basic consolidated financial statements taken as a whole. Schedule II has been subjected to the auditing procedures applied in the audit of the fiscal 2005 basic consolidated financial statements and, in our opinion, is fairly stated, when considered in relation to the fiscal 2005 basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP

Southfield, Michigan
March 18, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of MSX International, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholders’ deficit present fairly, in all material respects, the financial position of MSX International, Inc. and its subsidiaries at December 28, 2003, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the fiscal 2003 and 2002 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective December 31, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
March 12, 2004, except for discontinued operations discussed in Note 4 for which the date is March 30, 2005

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
as of January 2, 2005 and December 28, 2003

	January 2,	December 28,
	2005	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,377	$36,650
Accounts receivable, net (Note 6 and 2)	158,640	219,219
Inventory	12,160	8,618
Prepaid expenses and other assets	3,402	6,218
Assets held for sale (Note 4)	13,453	—
Deferred income taxes, net (Note 15)	5,341	6,896

Total current assets	227,373	277,601
Property and equipment, net (Note 7)	11,195	18,480
Goodwill, net (Note 8)	135,095	129,624
Assets held for sale (Note 4)	2,618	—
Other assets	9,463	13,268

Total assets	$385,744	$438,973

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 10)	$10,995	$10,519
Accounts payable and drafts (Note 11)	117,251	149,051
Accrued payroll and benefits	22,442	30,140
Liabilities held for sale (Note 4)	10,133	—
Other accrued liabilities (Note 9)	45,002	78,769

Total current liabilities	205,823	268,479
Long-term debt	249,869	249,742
Long-term deferred compensation liabilities and other (Note 14)	18,496	12,031
Deferred income taxes, net (Note 15)	1,016	1,618

Total liabilities	475,204	531,870
Commitments and contingencies (Note 12)	—	—
Redeemable Series A Preferred Stock (Note 13)	91,312	81,812
Shareholders’ deficit
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 486,354 and 486,354 shares of Class A Common Stock issued and outstanding, respectively	5	5
Additional paid-in capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(894)	(2,749)
Retained deficit	(155,752)	(147,834)

Total shareholders’ deficit	(180,772)	(174,709)

Total liabilities and shareholders’ deficit	$385,744	$438,973

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three fiscal years ended January 2, 2005

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
	(in thousands)
Net sales	$556,605	$619,348	$679,671
Cost of sales	481,052	536,328	587,454

Gross profit	75,553	83,020	92,217
Selling, general and administrative expenses	40,698	54,828	67,480
Goodwill impairment charges	—	—	4,265
Restructuring and severance costs	1,662	20,323	6,054
Loss on asset impairment and sale	—	1,652	4,356

Income (loss) from continuing operations before interest, income taxes, and equity in net losses of affiliates	33,193	6,217	10,062
Interest expense, net	31,109	28,828	24,293

Income (loss) from continuing operations before income taxes, minority interests and equity in net losses of affiliates	2,084	(22,611)	(14,231)
Income tax provision (benefit)	1,715	18,670	(2,637)
Less minority interests and equity in affiliates, net of taxes	—	(40)	2,941

Income (loss) from continuing operations before cumulative effect of accounting change for goodwill impairment	369	(41,241)	(14,535)
Income (loss) from discontinued operations, net of taxes of ($153), $1,070 and ($851), respectively	1,213	(22,772)	(9,957)

Net income (loss) before cumulative effect of accounting change for goodwill impairment	1,582	(64,013)	(24,492)
Cumulative effect of accounting change for goodwill impairment, net of taxes of $9,745	—	—	(38,102)

Net income (loss)	1,582	(64,013)	(62,594)
Accretion for redemption of preferred stock	(9,500)	(9,183)	(8,110)

Net loss available to common shareholders	$(7,918)	$(73,196)	$(70,704)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three fiscal years ended January 2, 2005

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,582	$(64,013)	$(62,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change for goodwill impairment	—	—	38,102
Loss on asset impairment and sale	—	1,893	4,356
Minority interests and equity in affiliates	—	(219)	2,638
Depreciation	8,543	25,523	18,355
Goodwill impairment charges	—	—	8,726
Amortization of debt issuance costs	4,345	6,574	1,737
Deferred income taxes (benefits)	953	14,099	(3,251)
Loss on sale/disposal of property and equipment	61	701	571
(Increase) decrease in receivables, net	48,439	(7,833)	42,821
(Increase) decrease in inventory	(3,543)	(3,792)	(344)
(Increase) decrease in prepaid expenses and other assets	1,502	1,008	(152)
Increase (decrease) in current liabilities	(47,627)	40,108	(24,293)
Other, net	1,564	486	(82)

Net cash provided by operating activities	15,819	14,535	26,590

Cash flows from investing activities:
Capital expenditures	(3,031)	(5,250)	(9,003)
Payments for contingent consideration and minority interests	(4,354)	—	—
Acquisition of businesses, net of cash acquired	—	—	(6,765)
Proceeds from sale/disposal of equipment and investments	324	2,152	1,219
Other, net	2,269	(229)	1,735

Net cash used for investing activities	(4,792)	(3,327)	(12,814)

Cash flows from financing activities:
Proceeds from issuance of debt	—	99,854	15,450
Repayment of debt	—	(65,808)	(30,134)
Debt issuance costs	(419)	(6,426)	(1,629)
Changes in revolving debt, net	(1,621)	(9,910)	(1,932)
Changes in book overdrafts, net	(10,721)	(4,530)	9,335
Repurchase of Common and Preferred Stock	—	—	(209)

Net cash provided by (used for) financing activities	(12,761)	13,180	(9,119)

Effect of foreign exchange rate changes on cash and cash equivalents	(539)	1,327	1,354

Cash and cash equivalents:
Increase (decrease) for the period	(2,273)	25,715	6,011
Balance, beginning of period	36,650	10,935	4,924

Balance, end of period	$34,377	$36,650	$10,935

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,735	$20,099	$23,106
Cash paid (refunds received) for income taxes, net	3,166	(206)	(1,135)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
for the three fiscal years ended January 2, 2005

			Common		Accumulated	Retained
			Stock	Note	Other	Earnings	Total
	Common	Additional	Purchase	Receivable	Comprehensive	(Accumulated	Shareholders'
	Stock	Paid-In-Capital	Warrants	From Officer	Loss	Deficit)	Deficit
Balance at December 30, 2001	$201	$(21,769)	$—	$(3,000)	$(15,603)	$(3,890)	$(44,061)
Comprehensive income:
Net income						(62,594)	(62,594)
Foreign currency translation					6,300		6,300

Total comprehensive income							(56,294)
Accretion for redemption of preferred stock						(8,110)	(8,110)
Increase in note receivable				(198)			(198)
Repurchase of common stock and preferred stock		(110)				(44)	(154)

Balance at December 29, 2002	201	(21,879)	—	(3,198)	(9,303)	(74,638)	(108,817)
Comprehensive income:
Net loss						(64,013)	(64,013)
Foreign currency translation					6,554		6,554

Total comprehensive loss							(57,459)
Accretion for redemption of preferred stock						(9,183)	(9,183)
Issuance of common stock purchase warrants			750				750
Redemption of note receivable	(6)	(3,192)		3,198			—
Reverse stock split	(190)	190					—

Balance at December 28, 2003	5	(24,881)	750	—	(2,749)	(147,834)	(174,709)
Comprehensive income:
Net income						1,582	1,582
Foreign currency translation					1,855		1,855

Total comprehensive income							3,437
Accretion for redemption of preferred stock						(9,500)	(9,500)

Balance at January 2, 2005	$5	$(24,881)	$750	$—	$(894)	$(155,752)	$(180,772)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

1. Organization and Basis of Presentation:

     The accompanying financial statements present the assets, liabilities and results of operations of MSX International, Inc. and its consolidated subsidiaries. MSXI is a holding company owned by Citicorp and affiliates and certain members of management. Since our formation we have completed numerous acquisitions, the most recent of which are disclosed in Note 3. The results of operations for the periods presented include the results of operations of acquired companies from the effective date of their acquisition. Where necessary, prior year information has been modified to conform to the current year presentation. Operations classified as discontinued at January 2, 2005 have been excluded from the discussion of continuing operations and are discussed separately in Note 4.

     We are principally engaged in providing technical business services to automobile manufacturers and suppliers and other industries primarily in North America and Europe.

2. Significant Accounting Policies:

     a. Principles of Consolidation. The accompanying financial statements include the accounts of MSX International, Inc. and all majority owned subsidiaries. Significant intercompany transactions have been eliminated. Companies that are 20 to 50 percent owned by MSXI or its wholly owned subsidiaries are accounted for by the equity method of accounting. We use a 52-53 week fiscal year that ends on the Sunday nearest December 31.

     b. Cash and Cash Equivalents. All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     c. Receivables. Receivables are presented net of aggregate allowances for doubtful accounts of $1.5 million and $3.0 million at January 2, 2005 and December 28, 2003, respectively.

     d. Inventory. Inventory is comprised primarily of raw materials, parts and supplies, which are stated at the lower of cost, or net realizable value, with cost determined using the first-in, first-out method.

     e. Property and Equipment. Property and equipment, including significant betterments to leased facilities, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

     Under the provisions of Statement of Position 98-1, costs associated with software developed or obtained for internal use are capitalized when both the preliminary project stage is complete and management has authorized funding of the development program. Such costs are included in computers, peripherals and software. Capitalized costs include both external costs of software and consulting as well as payroll and payroll related costs of MSXI personnel working directly on the development project. Internal costs capitalized are not material to the consolidated balance sheet at January 2, 2005 and December 28, 2003.

     f. Goodwill and Other Intangibles. Management evaluates the carrying value of goodwill when events or circumstances warrant such a review, and in any case, annually during the fourth quarter of each year. The goodwill balances are reported in Note 8.

     g. Fair Value of Financial Instruments. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate their carrying amounts. The estimated fair value and carrying amounts of long-term debt borrowings are reported in Note 10.

     h. Stock Based Compensation. We account for stock options in accordance with APB Opinion No. 25. In June 2003 we repriced selected outstanding stock options and in accordance with APB Opinion No. 25. We are now required to account for the stock options under variable plan accounting. Under APB Opinion No. 25, we recognize no compensation expense related to non-repriced stock options issued as no options have been granted at a price below the estimated market price on the day of grant. The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Net income (loss) as reported	$1,582	$(64,013)	$(62,594)
Deduct: Total employee stock-based compensation determined under the fair value method, net of taxes	—	(37)	(71)

Pro forma net income (loss)	$1,582	$(64,050)	$(62,665)

     i. Foreign Currency Translation and Transactions. Net assets of operations outside of the U.S. are translated into U.S. dollars using current exchange rates with the effects of translation adjustments included in shareholders’ deficit as a separate component of comprehensive income. Revenues and expenses of operations outside of the U.S. are translated at the average rates of exchange during the period. Gains and losses arising from transactions denominated in currencies other than the functional currency of a particular entity are included in income. Net transaction gains and losses was an expense of $0.7 million, income of $0.4 million, and expense of $0.3 million for the fiscal years ended 2004, 2003, and 2002, respectively.

     j. Revenue Recognition. Our revenue is primarily comprised of revenue from time and material contracts and fixed price contracts. Revenues from time and material contracts are recognized in the period in which services are provided based on contractual billing rates. Revenues from certain master vendor and supply chain management programs are recorded, net of billings from sub-suppliers, at the completion of each individual service. Revenues from fixed price engineering service contracts are recognized using the percentage of completion method, measured by comparing the percentage of labor costs incurred to date to the estimated total labor costs for each contract.

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

     k. Depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets as follows:

Useful Lives
In Years
Buildings and leasehold improvements	5-39
Machinery and equipment	3-12
Computers, peripherals and software	2-5
Automobiles and trucks	3-5

     Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the term of the lease, whichever is shorter.

     l. Income Taxes. Deferred income taxes are recorded to reflect the differences between the tax basis and financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     m. Foreign Currency Contracts. MSXI has significant operations outside of the U.S. that are subject to foreign currency exchange risk. We may periodically hedge transactions or obligations in non-functional currencies in order to mitigate this risk. No such contracts were entered into during the last three fiscal years.

     n. Reclassifications. Certain prior year amounts have been reclassified to conform to the presentation adopted during fiscal 2004.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     o. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from such estimates and assumptions.

     p. Recently Issued Accounting Pronouncement. SFAS No. 123-R,: Accounting for Stock-Based Compensation- Revised: Issued by the FASB in December 2004, this standard establishes fair value accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new Statement is effective for public companies for interim and annual periods beginning after June 15, 2005. Public companies with calendar year-ends will be required to adopt SFAS No. 123-R in the third quarter of 2005. MSXI is in the process of studying this statement, and has yet to determine the effects, if any, on its consolidated financial statements.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: Issued by the FASB in May 2003, this standard established how companies classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify certain financial instruments as liabilities because they embody an obligation of the company. As discussed in Note 13, the redemption provisions of our preferred stock were amended and the adoption of SFAS No. 150 during the first quarter of fiscal 2004 did not have a material impact on the company’s consolidated results of operations or financial position.

     FASB Interpretation No. 46-R, Consolidation of Variable Interest Entities: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. The adoption of this interpretation during the first fiscal quarter of 2004 did not have a material impact on the company’s consolidated results of operations or financial position.

3. Acquisitions and Disposition of Businesses and Investments:

     Acquisition of Businesses and Investments

     Effective January 1, 2002, we completed the acquisition of selected assets and liabilities of Draupner in Gottenberg, Sweden for a total purchase price at closing of about $2.4 million, before acquisition related costs, with an additional amount payable contingent on the achievement of an annual earnings target. Draupner’s principal business is digital documentation and translation services for the automotive and related industries. Upon completion, the Draupner business was integrated with our technical and consumer publishing service offerings. Refer to “asset impairments and sale” for additional information on the disposition of this investment.

     Also effective January 1, 2002, we acquired the remaining 51% of the outstanding common stock of Cadform-MSX Engineering GmbH through a series of transactions that were contemplated at the time of our previous investment in Cadform. Specifically, we exercised our option to acquire an additional 16% of the common stock of Cadform for about $0.3 million. The remaining 35% of their common stock was acquired in exchange for a 7.8% interest in our existing German engineering business. Prior to these transactions, we owned 49% of the outstanding common stock of Cadform. The transactions were accounted for under the purchase method of accounting resulting in goodwill of $8.3 million. During the fourth quarter of fiscal 2004 we purchased the remaining minority interests in our Germany engineering business, representing 7.8% of the shares outstanding for a total purchase price of approximately $0.4 million.

     Effective in December 2002 we acquired the remaining 25% of the outstanding common stock of Satiz from Fiat. The transaction had been contemplated as part of the original acquisition of 75% of the outstanding common stock of Satiz in December of 1999. The total purchase price was about $3.5 million based on formulas established at the time of the original 75% acquisition. The transaction was accounted for under the purchase method of accounting resulting in additional goodwill of $2.4 million. Satiz specializes in commercial and technical publishing in Europe and derives a significant portion of its sales from Fiat and related subsidiaries.

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

     Asset impairments and sale

     Effective September 1, 2003, we completed the sale of selected assets of Draupner in Europe for approximately $0.5 million. This transaction resulted in a loss on the sale of $1.1 million and was consummated as part of our restructuring efforts in response to forecasted operating losses generated by this business. As a result of the sale we also recorded a charge against goodwill associated with these assets totaling $0.7 million. The proforma effects of the above transactions would not be materially different from reported results for the periods presented.

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

     Also during the fourth quarter of 2002, we recognized losses on our investments in Prototipo Holding BV and MTE Groups LLC totaling $1.6 million and $2.4 million, respectively, reflecting reductions in the market value of our investments. The investment in Prototipo Holding BV, representing a 2% interest, was acquired in November of 2000 and was accounted for under the cost method. The investment in MTE, representing a 49% interest, was acquired in 2001 and had been accounted for under the equity method. The write-down of MTE comprised the balance of our investment and $0.7 million of receivables for certain services provided to MTE. The charges were determined based upon an evaluation of the financial stability of these businesses and the best available market information.

4. Discontinued Operations:

     In accordance with SFAS No. 144, discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the ongoing operations of MSXI. In the fourth quarter of fiscal 2004, management determined that it would seek to divest selected engineering and staffing businesses in Europe. Due to changing competitive requirements and customer demands for automotive engineering and staffing in Europe, combined with management’s focus on businesses with higher growth and return prospects, the Company determined these businesses are no longer core to its strategies. A process for selling the businesses was initiated and prospective purchasers have been identified. The sale of such businesses is expected to close during fiscal 2005.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     The following summary results of operations information is derived from the businesses that are in the disposal process:

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
	(in thousands)
Net sales	$73,494	$86,044	$127,762
Cost of sales	69,022	91,043	119,148

Gross profit (loss)	4,472	(4,999)	8,614
Selling, general and administrative expense	2,867	4,495	11,634
Amortization of goodwill and intangibles	—	—	4,461
Restructuring and severance costs	—	11,166	1,992
Loss on asset impairment and sale	—	241	—

Operating income (loss)	1,605	(20,901)	(9,473)
Interest expense, net	545	980	1,638

Income before taxes, net	1,060	(21,881)	(11,111)
Income tax provision (benefit)	(153)	1,070	(851)
Minority interests and equity losses of affiliates	—	(179)	(303)

Income (loss) from discontinued operations	$1,213	$(22,772)	$(9,957)

     The summary balance sheet information is derived from the businesses that are in the disposal process, which management believes is representative of the net assets of the businesses held for disposal. The net proceeds received from the prospective disposal may be subject to limitations in the Company’s senior credit facility. When such net proceeds amount become known and available, management anticipates applying them to reduce outstanding indebtedness.

At January 2,
2005
(in thousands)
Assets:
Trade receivables	$10,421
Unbilled receivables	1,719
Other debtors / prepayments	1,313

Total current assets held for sale	13,453
Fixed assets	2,259
Goodwill	359

Total assets held for sale	$16,071

Liabilities:
Accounts payable — trade	$2,880
Payroll & other payables	4,642
Other	2,611

Total current liabilities held for sale	$10,133

5. Restructuring and Severance:

     During fiscal 2004, we continued to implement our overall business strategy following the execution of a comprehensive cost reduction plan in late 2003. Our 2004 actions included steps to reduce employment costs in selected business units through reductions in staffing levels. In particular, we are restructuring Satiz to meet current customer demand for its services.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

In the first quarter of 2005, we concluded an agreement with various trade union organizations that represent Satiz employees. The agreement establishes a program for permanent employment reductions affecting 124 personnel. We estimate that the program is likely to reduce Satiz’ employment costs by approximately $5.7 million annually. We believe that affected employees are most likely to take advantage of the program in the latter half of 2005, at an estimated cost of approximately $4.2 million.

     We experienced declining revenue over the last several years due to the unstable economic environment, volatile demand for engineering and staffing services, and challenges posed by key customers. In response to declines in revenue and reduced margins due to pricing pressure, we implemented programs in recent years to maintain liquidity and reduce costs. Such actions included the following:

•	On August 1, 2003 we completed a private offering of senior secured notes totaling $100.5 million that mature October 15, 2007. Net proceeds of $95.5 million were used to payoff our existing senior credit facility, including $62.7 million of term debt. The transaction served to extend into future years debt repayment obligations under the existing facility, which was scheduled to expire December 7, 2004. Concurrently with the notes offering, we amended our senior credit facility to include a $40 million revolving facility and an additional $5 million exclusively for the issuance of letters of credit.

•	Management implemented a comprehensive cost reduction plan in late 2003 to optimize the Company’s cost structure and align resources with the Company’s growth strategy. The incremental costs of this and a prior year program were reported during each year as restructuring charges. All initiatives were fully implemented at the end of fiscal 2003. Restructuring charges incurred in 2003 were accounted for in accordance with SFAS No. 146. Restructuring charges incurred prior to 2003 were accounted for in accordance with EITF Issue No. 94-3. The table below details the restructuring charges for the last three fiscal years net of discontinued operations:

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
	(in thousands)
Employee termination costs	$1,662	$7,180	$5,447
Facility consolidation costs	—	4,837	500
Other contractual costs	—	2,096	107
Asset impairments	—	6,037	—
Other	—	173	—

Total restructuring charges	$1,662	$20,323	$6,054

     Employee termination costs

     Fiscal year 2004 costs associated with employee terminations are substantially related to headcount reduction initiatives at our Italian subsidiary, Satiz. Employee terminations resulting from our 2003 cost reduction plan affected approximately 320 indirect employees, (including discontinued operations), throughout the U.S. and Europe. The costs associated with employee terminations consist of severance pay, placement services, and legal and related fees. In accordance with SFAS No. 146, these charges were recorded at the time it was communicated to the employees that they were being involuntarily terminated. Prior to 2003 the headcount reductions targeted primarily indirect and administrative staff positions throughout the U.S. and Europe.

     Facility consolidation costs

     We continually analyze our operating facilities based on profitability, lease terms and geographic and program requirements. In response to the reductions in our business we have reduced the number of facilities we operate from 102 as of December 30, 2001 to 65 as of January 2, 2005. As a result of these facility consolidations, a $4.8 million charge was recorded in the fourth quarter of 2003. This charge was recorded at the time we discontinued the use of selected facilities.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

Facility consolidation costs include rental expense, property taxes, commissions, moving expenses and legal fees associated with the vacating of facilities.

     Other contractual costs

     As part of our 2003 cost savings initiatives we analyzed our operating leases and determined that selected leases no longer provided economic benefit to the company. In accordance with SFAS No. 146 we recorded a liability for these leases equal to their fair values based on the remaining lease obligations in 2003. These costs include the termination of operating leases for computer software and equipment and certain other leases.

     Asset impairment charges

     During 2003 the company recorded non-cash asset impairment charges totaling $6.0 million. The charges were based on an assessment of the recoverability of our long-lived assets in light of the challenging environment in which we operate. It was also based on the decision to discontinue service offerings related to certain software solutions. Assets are considered impaired if the book value exceeds the undiscounted cash flows expected from the use of the asset. The 2003 charges included leasehold improvements that were abandoned as a result of our facility consolidations.

     The following table provides the activity and ending balances for our restructuring charges for the last three fiscal years:

			Other
	Termination	Facility	Contractual	Asset
	Benefits	Consolidation	Costs	Impairments	Other	Total
Reserve at December 30, 2001	$66	$—	$—	$—	$—	$66
Charges from continuing operations in fiscal 2002	5,447	500	107	—	—	6,054
Charges from discontinued operations in fiscal 2002	1,992	—	—	—	—	1,992
Payments and reserve utilization in fiscal 2002	3,830	500	107	—	—	4,437

Reserve at December 29, 2002	3,675	—	—	—	—	3,675
Charges from continuing operations in fiscal 2003	7,180	4,837	2,096	6,037	173	20,323
Charges from discontinued operations in fiscal 2003	5,054	2,474	1,228	2,193	217	11,166
Payments and reserve utilization in fiscal 2003	7,877	1,357	239	8,230	125	17,828

Reserve at December 28, 2003	8,032	5,954	3,085	—	265	17,336
Charges from continuing operations in fiscal 2004	1,662	—	—	—	—	1,662
Payments and reserve utilization in fiscal 2004	9,121	5,392	2,895	—	256	17,664

Reserve at January 2, 2005	$573	$562	$190	$—	$9	$1,334

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

6. Accounts Receivable, Net:

     A significant portion of our revenues are delivered to manufacturers in the automotive and transportation related industries. Sales, generated from all segments, to significant automotive customers, including their automotive subsidiaries, as a percent of total net sales after excluding discontinued operations were:

	Percent of Total Sales
Sales to:	2004	2003	2002
Ford	35.9%	36.5%	36.4%
DaimlerChrysler	13.3%	12.1%	10.2%
Fiat	8.7%	8.6%	9.5%
General Motors	7.3%	9.0%	9.3%

Total	65.2%	66.2%	65.4%

     At January 2, 2005 and December 28, 2003 the foregoing four customers and their subsidiaries accounted for approximately 34% and 57%, respectively, of our billed accounts receivable balance.

     Accounts receivable includes both billed and unbilled receivables. Amounts are billed periodically in accordance with contract terms. Unbilled receivables amounted to $46.5 million and $59.1 million at January 2, 2005 and December 28, 2003, respectively, excluding assets held for sale. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $23.2 million as of January 2, 2005 and $38.3 million as of December 28, 2003. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the related receivables are recorded. Included in such liability at January 2, 2005 was $14.4 million of liabilities related to a minority-certified vendor management solution partner. At such date, our cash and cash equivalents included $14.4 million as an offset to this liability.

7. Property and Equipment, Net:

     Property and equipment, net includes the following:

	At January 2,	At December 28,
	2005	2003
Cost:
Buildings and leasehold improvements	$5,505	$11,922
Machinery and equipment	42,425	43,368
Computers, peripherals and software	36,111	60,009
Automobiles and trucks	1,627	1,664

	85,668	116,963
Less accumulated depreciation	(74,473)	(98,483)

Property and equipment, net	$11,195	$18,480

     Depreciation amounted to $7.7 million, $20.6 million, and $14.9 million for the fiscal years ended 2004, 2003, and 2002, respectively, excluding discontinued operations.

8. Goodwill and Intangible Assets:

     Effective January 1, 2002, we adopted the provisions of SFAS No. 142. Under the standard, goodwill is no longer amortized but is tested periodically for impairment. Additionally, SFAS No. 142 changes the methodology of assessing goodwill impairment. Under the standard, goodwill is considered impaired if the book value of an operating unit exceeds its estimated fair value. Upon adoption of SFAS No. 142 we recorded a one-time, non-cash charge of $47.8 million, before related taxes, to reduce the carrying value of goodwill. The initial charge is reflected as a cumulative effect of an accounting change in our consolidated results of operations. During the fourth quarter of 2002, 2003, and 2004 we updated our annual goodwill valuation analysis and recorded an additional pre-tax charge of $4.2 million in 2002. Based on our valuation analysis we determined there was no additional goodwill impairment in 2004 and 2003. In calculating the impairment

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

charges, the fair value of the operating units underlying our business was estimated using a discounted cash flow methodology.

     The following summarizes the changes in our goodwill balances by segment, net of assets held for sale during the fiscal years ended January 2, 2005 and December 28, 2003:

		Human
	Business	Capital	Engineering
	Services	Services	Services	Total
Balance at December 29, 2002	$29,651	$97,603	$—	$127,254
Goodwill related to asset disposition	(700)	—	—	(700)
Other, primarily translation changes	3,281	(211)	—	3,070

Balance at December 28, 2003	32,232	97,392	—	129,624
Accrual for contingent earnout	3,800	—	—	3,800
Other, primarily translation changes	1,671	—	—	1,671

Balance at January 2, 2005	$37,703	$97,392	$—	$135,095

Goodwill impairment from the sale of assets during fiscal 2003 was generated from the sale of selected assets of our translation management business in Europe, as disclosed in Note 3.

9. Other Accrued Liabilities:

     Other accrued liabilities include the following, net of liabilities held for sale:

	At January 2,	At December 28,
	2005	2003
Income and other taxes (including VAT taxes)	$6,534	$10,807
Deferred income/advance payments	8,695	25,920
Contingent consideration liability	6,217	10,470
Interest	11,373	11,578
Restructuring charges	857	9,580
Other	11,326	10,414

Total	$45,002	$78,769

     Deferred income/advance payments represent both payments from customers received in advance of revenues recognized and payments received in advance of billings from sub-contract vendors.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

10. Debt:

     Debt is comprised of the following:

	Interest Rates at
	January 2,	January 2,	December 28,
	2005	2005	2003
Outstanding Debt:
Senior credit facility	5.50%	$590	$297
Senior secured notes, net of unamortized discount	11.00%	75,063	74,911
Mezzanine term notes, net of unamortized discount	11.50%	24,506	24,325
Fourth lien term notes	10.00%	19,710	17,802
Senior subordinated notes	11.375%	130,000	130,000
Satiz facility	4.455%	8,065	10,519
Other	7.00%	2,930	2,407

		260,864	260,261
Less current portion		10,995	10,519

Total long-term debt		$249,869	$249,742

     The aggregate maturities of borrowings outstanding at January 2, 2005 are as follows:

Fiscal Year	Amount
2005	$10,995
2006	590
2007	99,569
2008	149,710
2009 and thereafter	—

Total	$260,864

Senior Secured Notes and Mezzanine Term Notes

     During 2003 we completed a private offering and subsequent exchange offer of senior secured notes totaling $100.5 million that mature October 15, 2007. The transactions included the issuance of $75.5 million aggregate principal amount of 11% senior secured notes, priced to yield 11.25%, and $25.0 million aggregate principal amount of 11.5% mezzanine term notes. The notes were issued by both MSXI and MSXI Limited, a wholly-owned subsidiary in the U.K. Interest on the notes are payable semi-annually and commenced on February 1, 2004. The $25.0 million of mezzanine term notes were issued to Citicorp Mezzanine III, L.P. Proceeds from the combined offerings totaled $95.5 million, net of related expenses and discount, and were used to repay all debt outstanding under our prior senior credit facility.

     The senior secured notes and senior subordinated notes issued by MSXI are collateralized by security interests in substantially all of the assets of the company and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes and senior subordinated notes issued by MSXI are guaranteed jointly and severally by all domestic subsidiaries of MSXI. The notes contain covenants, which among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

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

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

Senior Credit Facility

     Concurrently with the consummation of the note offerings in August 2003, we entered into a new three-year, senior secured revolving credit facility with JPMorgan Chase, as agent. Of the $40 million revolving facility, up to $7 million of the revolver is available under a swingline facility and up to $5 million of the revolver is available for the issuance of commercial and standby letters of credit. In addition to the $40 million revolving facility we have $5 million available exclusively for the issuance of letters of credit.

     The senior credit facility is secured by a first priority lien on substantially all of the current and future assets of MSXI and each subsidiary guarantor, as well as a pledge of 100% of the shares of capital stock of our domestic subsidiaries and a pledge of 65% of the shares of capital stock of our foreign subsidiaries and 100% of the non-voting shares of capital stock of our foreign subsidiaries. Additionally, as further collateral for all borrowings by each of our foreign subsidiary borrowers, such foreign subsidiary borrowers and their parent companies and subsidiaries may grant a lien on all or certain of their assets. In addition, each domestic subsidiary of MSXI guarantees the obligations of MSXI and all foreign subsidiary borrowers and certain of their parent companies and subsidiaries and MSXI and each domestic subsidiary guarantees the obligations of each foreign subsidiary borrower.

     The senior credit facility bears interest based on a pricing schedule. As of January 2, 2005, the facility bears interest at either a variable rate based on a fluctuating rate of interest equal to the higher of (i) the prime rate announced by Bank One or its parent and (ii) the sum of .50% per annum and the federal funds effective rate most recently determined by Bank One, plus .25% per annum, or a eurocurrency rate based on the applicable British Bankers’ Association London interbank offered rate for deposits in the particular agreed currency as reported by any generally recognized financial information reporting service, plus 3.25% per annum.

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

Fourth Lien Term Notes

     Upon consummation of the note offerings during 2003, our second secured term note was amended and restated into a $14.7 million note issued by MSXI and a $2.4 million note issued by MSXI Limited. The amendments to the note also include extending the maturity from June 7, 2007 to January 15, 2008, and resetting the covenants in the notes so that they are equivalent to the senior notes sold on August 1, 2003. Interest on the notes will continue to accrue at a rate of 10% per annum and is not payable until January 15, 2008. The amended and restated notes are referred to as the “fourth lien term notes”.

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

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

Satiz Credit Facility

     Satiz Facility. Satiz, a subsidiary based in Italy, has local financing arrangements that provide for borrowings against selected eligible accounts receivable. As of January 2, 2005, borrowings under the arrangements bear interest at the average rate of 4.455%, and are collateralized by the underlying accounts receivable. The agreements are generally renewed annually unless terminated by either party.

     The company was notified that Fidis S.p.a., one of its principal local financing sources, intended to terminate its financing arrangement with Satiz in 2004. At January 2, 2005, $1.0 million was drawn on the Fidis facility, collateralized by a corresponding amount of accounts receivable from our largest Italian customer. Satiz concluded an arrangement with GE Capital to replace most but not all of the existing Fidis facility and at January 2, 2005, $4.9 million was outstanding pursuant to the GE Capital arrangement. We have also negotiated improved payment terms and we continue to seek additional financing to meet local requirements.

     Other Debt

     Certain of our foreign subsidiaries maintain lines of credit with local banks to provide backup liquidity or to finance operational cash flows as needed. In general, interest accrues on the lines of credit at floating rates, as determined by the applicable bank, with amounts outstanding payable on demand.

     Fair Value of Debt

     The estimated fair values and carrying amounts of debt outstanding are as follows:

	At January 2, 2005		At December 28, 2003
	Fair Value	Book Value	Fair Value	Book Value
Senior secured notes	$75,063	$75,063	$74,911	$74,911
Mezzanine term notes	24,506	24,506	24,325	24,325
Fourth lien term notes	19,710	19,710	17,802	17,802
Senior subordinated notes	102,213	130,000	71,013	130,000
Credit facilities	11,585	11,585	13,223	13,223

Total	$233,077	$260,864	$201,274	$260,261

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

11. Book Overdrafts:

     Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to our banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. There were aggregate book overdrafts of $11.7 million and $22.4 million at January 2, 2005 and December 28, 2003, respectively. Such balances are included in accounts payable and drafts in the consolidated balance sheets.

12. Commitments and Contingencies:

     MSXI is from time to time subject to various legal actions and claims incidental to our business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. At January 2, 2005, accruals totaling $3.8 million related to a contingent earnout obligation which is the subject of continuing legal proceedings. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. On October 4, 2004, the state court granted MSXI’s motion to vacate the arbitration award and subsequently ordered that the matter be re-arbitrated in its entirety before a new arbitrator. Theopposing party has filed an appeal in the Michigan Court of Appeals.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

During fiscal 2004, there was a settlement related to a contingent earnout obligation pursuant to a prior acquisition. The monetary terms of the settlement are consistent in present value with amounts previously reserved by the company, with the balance paid in equal quarterly installments over three years. In addition, we and our subsidiaries are parties to various legal proceeding arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company’s consolidated financial condition, results of operation or cash flows.

     In conjunction with certain transactions and in the ordinary course of business, MSXI occasionally provides routine indemnifications relating to the enforceability of trademarks, coverage for legal and environmental issues, as well as provisions for other items. Currently, MSXI has several such agreements in place with various expiration dates. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded. MSXI has standby letter of credit agreements securing certain obligations totaling approximately $5.0 million. Except for our letters of credit, we have no other existing off-balance sheet financing arrangements.

     MSXI and its subsidiaries have leases for real estate and equipment utilized in its business. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rental payments required under leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

Total
Fiscal year ended:
2005	$15,683
2006	7,347
2007	4,010
2008	2,574
2009	2,252
2010 and thereafter	3,850

Total	$35,716

     Rental expense approximated $16.7 million, $29.3 million, and $20.7 million, net of rental reimbursements, in each of fiscal 2004, 2003 and 2002, respectively.

13. Redeemable Series A Preferred Stock:

     As of January 2, 2005 and December 28, 2003 there are 359,448 shares of Preferred Stock outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01.

     Dividends on the Preferred Stock are payable in cash at a rate per annum equal to 12% of the stated value plus an amount equal to any accumulated and unpaid dividends. The Preferred Stock is redeemable to the extent that funds are legally available, on or after December 31, 2008, at the option of the company or the shareholder. In both instances, the redemption price shall be the sum of $100 plus an amount equal to all accrued and unpaid dividends. We may also elect to acquire shares of the Preferred Stock from time to time without redeeming or otherwise acquiring all or any other issued shares of the Preferred Stock pursuant to the terms of the Amended and Restated Stockholders’ Agreement. Upon liquidation, dissolution or winding up, holders of preferred stock are entitled to receive out of MSXI’s legally available assets, before any amount is paid to holders of common stock, an amount equal to $100 per share of preferred stock, plus all accrued and unpaid dividends to the date of final distribution. If available assets are insufficient to pay the holders of the outstanding shares of preferred stock in full, the assets, or proceeds from the sale of the assets, will be distributed ratably among the holders of the preferred stock.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     As of January 2, 2005, we have not declared or paid any dividends. However, due to the redemption features of the preferred stock, dividends accrued totaled $55.4 million as of January 2, 2005. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in credit agreements as discussed in Note 10.

14. Employee Benefit Plans:

     We maintain a qualified cash or deferred compensation plan under Section 401(k) of the Internal Revenue Code. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Under the plan, employees may elect to defer up to 20 percent of their annual wages, subject to the limitations of the Internal Revenue Code. Effective December 1, 2001, substantially all matching contributions were suspended until a future date to be determined by MSXI. The annual cost to administer the plan and fund matching contributions was $0.1 million in fiscal 2004, $0.1 million in fiscal 2003, and $0.1 million in fiscal 2002.

     Contributions to union-sponsored, multi-employer pension plans were approximately $0.7 million in fiscal 2004, $0.2 million in fiscal 2003, and $0.3 million in fiscal 2002. These plans are not administered by MSXI and contributions are determined in accordance with provisions of negotiated labor contracts. Effective in August 2001, we withdrew our participation in these multi-employer pension plans. The pension liability of $0.8 million assigned to MSXI upon withdrawal is being funded on a quarterly basis over a period of 5 years.

     We also have an unfunded deferred compensation plan for certain salaried employees. Individual participants make pre-tax contributions to the plan and MSXI matches up to 5 percent of the individual’s annual salary at the company’s discretion. MSXI contributions vest over a period of time. Individuals may elect to receive a lump sum or defined payments of vested balances upon retirement or termination. The deferred compensation plan liability was $1.9 million and $2.1 million at January 2, 2005, and December 28, 2003, respectively. This deferred compensation plan liability is an unfunded and unsecured obligation of MSXI.

     Included in deferred compensation liabilities at January 2, 2005 and December 28, 2003 is $9.9 million and $8.4 million, respectively, of deferred employee termination indemnities. The accrued indemnities are primarily obligations of Satiz, a subsidiary based in Italy. Under Italian labor laws and regulations all employees are entitled to an indemnity upon termination of their employment relationship. The benefit accrues to the employees on a pro-rata basis during their employment period and is based upon individual salaries. The vested benefit payable accrues interest, and employees can receive advances thereof, in certain specified situations, all defined in the applicable labor contract regulations. The liability at January 2, 2005 and December 28, 2003 reflects the total amount of the indemnities on an undiscounted basis, net of any advances taken, that applicable employees would be entitled to receive if termination were to occur as of that date.

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

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

15. Income Taxes:

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Income (loss) from continuing operations before income taxes, minority interests and equity in net losses of affiliates for U.S. and foreign operations was:
Domestic	$(11,651)	$(26,020)	$(13,919)
Foreign	13,735	3,409	(312)

	$2,084	$(22,611)	$(14,231)

The provision (benefit) for income taxes was:
Currently payable:
Federal	$(167)	$273	$(3,981)
Foreign	997	1,830	1,633
State	(271)	(44)	216
Deferred:
Federal	—	13,236	382
Foreign	1,156	3,375	(887)

	$1,715	$18,670	$(2,637)

Deferred tax assets (liabilities) included:
Deductible goodwill	$(5,719)	$(1,414)	$5,603
Accrued interest expense	214	184	106
Accrued liabilities and deferred compensation	3,151	6,125	2,363
Net operating losses	50,396	39,501	18,375
Depreciation	605	1,493	(702)
Accounts receivable	—	—	(458)
Valuation allowance	(45,099)	(40,831)	(6,078)
Unrealized foreign exchange gain/(loss)	(266)	(487)	30
Other, net	1,043	707	138

Net deferred tax asset	$4,325	$5,278	$19,377

     At January 2, 2005 we have U.S. federal tax loss carryforwards totaling $71.1 million, which expire in varying amounts between 2022 and 2024. In addition, we have tax loss carryforwards related to certain foreign operations totaling $71.8 million. Of the $71.8 million of foreign tax losses, $49.8 million can be carried forward indefinitely, with the balance expiring in varying amounts between 2005 and 2018.

     Realization of deferred tax assets is dependent on various limitations as provided within current tax laws, including generation of sufficient taxable income within specific tax jurisdictions. At January 2, 2005, a $45.1 million valuation allowance has been provided for specific items where management has determined that the likelihood of realization was not sufficient to allow for recognition of the asset, primarily related to net operating loss carryovers. Although realization is not assured, management believes that it is more likely than not, that the remaining net deferred tax assets will be realized as of January 2, 2005. Additionally, we intend to utilize tax planning strategies, where possible, to ensure utilization of tax assets that are available.

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     The following is a reconciliation of taxes at the U.S. federal statutory rate to the provision for income taxes:

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
U.S. statutory rate	35%	35%	35%

Tax at U.S. statutory rate	$729	$(7,914)	$(4,981)
Valuation allowance	4,371	26,025	3,040
Effect of foreign tax rates	(1,300)	11	612
State and local taxes	(176)	(29)	141
Loss on sale of business	—	—	(4,500)
Goodwill	—	—	3,196
Other, net	(1,909)	577	(145)

	$1,715	$18,670	$(2,637)

     For the three fiscal years ended January 2, 2005, a provision has not been made for U.S. or additional foreign taxes on accumulated undistributed tax earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. There are no net undistributed earnings on a cumulative basis as of January 2, 2005. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings are considered permanently reinvested in the foreign subsidiaries and therefore recognition of a deferred tax liability is not required.

16. Segment Information:

     MSXI is global provider of technical business services to the automotive and other industries. Our business includes: business services, human capital services, and engineering services. Our business services include solutions to quality, and communication related customer needs. Human capital services include a full range of staffing solutions, including direct support of our engineering and business services. Engineering services offers a full range of total product, custom, or single point engineering solutions. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131 due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, customers, and marketing and sales processes.

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

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     The following is a summary of selected data for each of our segments, excluding discontinued operations, where applicable:

		Human
	Business	Capital	Engineering
	Services	Services	Services	Other	Total
Fiscal 2004:
Net sales — external	$269,672	$189,181	$97,752	$—	$556,605
Net intercompany sales	149	6	2	(157)	—
EBITA	27,841	11,115	8,339	—	47,295
Depreciation	3,045	991	1,418	2,281	7,735
Amortization of goodwill and intangibles	—	—	—	—	—
Capital expenditures	2,387	127	379	138	3,031
Accounts receivable	81,169	59,138	17,928	405	158,640

Fiscal 2003:
Net sales — external	$281,669	$231,907	$105,772	$—	$619,348
Net intercompany sales	7,279	288	377	(7,944)	—
EBITA	20,805	14,392	17	—	35,214
Depreciation	7,742	1,582	8,784	2,447	20,555
Amortization of goodwill and intangibles	—	—	—	—	—
Capital expenditures	2,742	813	1,155	540	5,250
Accounts receivable	136,975	32,318	49,276	650	219,219

Fiscal 2002:
Net sales — external	$262,647	$304,565	$112,459	$—	$679,671
Net intercompany sales	8,133	1,998	2,050	(12,181)	—
EBITA	18,024	15,042	1,097	—	34,163
Depreciation	5,978	889	3,750	4,239	14,856
Amortization of goodwill and intangibles	—	4,265	—	—	4,265
Capital expenditures	4,772	1,879	1,429	923	9,003
Accounts receivable	107,353	39,922	59,771	4,911	211,957

     A reconciliation of total segment EBITA to consolidated income (loss) from continuing operations before income taxes, minority interests and equity in affiliates is as follows:

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Total segment EBITA before minority interests and equity in net losses of affiliates	$47,295	$35,214	$34,163
Net costs not allocated to segments	(11,281)	(24,166)	(11,736)
Goodwill impairment charges	—	—	(4,265)
Loss on asset impairment and sale	—	(1,652)	(4,356)
Interest expense	(31,109)	(28,828)	(24,293)
Michigan single business tax and other similar taxes	(2,821)	(3,179)	(3,744)

Consolidated income (loss) from continuing operations before taxes, minority interests and equity in affiliates	$2,084	$(22,611)	$(14,231)

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     Net sales are attributed to geographic areas based upon billings to third party customers. Geographic sales are presented net of sales between divisions of MSXI. Sales and long-lived asset information by geographic area, excluding assets held for sale are as follows:

	Sales			Long-Lived Assets
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 2,	December 28,	December 29,	January 2,	December 28,	December 29,
	2005	2003	2002	2005	2003	2002
United States	$344,530	$400,179	$460,646	$115,470	$120,295	$129,314
Europe	188,156	197,066	189,418	42,385	40,615	47,836
All other	23,919	22,103	29,607	516	462	1,022

Total	$556,605	$619,348	$679,671	$158,371	$161,372	$178,172

17. Stock Based Compensation:

     During the fourth quarter of fiscal 2000, the board of directors approved the Stock Option Plan. Under the terms of the Stock Option Plan, officers, directors and certain employees may be granted both incentive and non-qualified options to purchase our common stock. Incentive stock options may not be issued at less than 100% of the estimated market price on the date the option is granted. Options generally vest over a five-year period and have a maximum term of ten years. Also during fiscal 2000, we approved a one-time grant of 10,000 non-qualified stock options to an officer of MSXI. The 10,000 non-qualified stock options were not issued under the MSXI 2000 Stock Option Plan. During the second quarter of fiscal 2003, the company increased the maximum number of shares that may be granted under the Stock Option Plan to 40,000 shares.

     We account for stock options under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. During fiscal 2003 we repriced selected outstanding stock options. In accordance with APB No. 25 we are now required to account for the options under variable plan accounting. To date, we have not recognized any expense related to employee stock options as the estimated fair value of the stock has remained below the exercise price of the options.

     The following summarizes stock option activity during the three most recent fiscal years:

			Weighted
			average
	Number of	Weighted	remaining
	Stock	average exercise	contractual life
	Options	price	in years
Outstanding at December 20, 2001	21,125	$70.53	9.0
Granted	9,650	62.22	—
Forfeited	(750)	80.00	—

Outstanding at December 29, 2002	30,025	68.91	8.4
Granted	19,250	64.42	—
Forfeited	(8,750)	80.00	—

Outstanding at December 28, 2003	40,525	64.38	8.6
Granted	2,500	80.00	—
Forfeited	(2,375)	80.00	—

Outstanding at January 2, 2005	40,650	$64.43	7.6

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

     Stock options exercisable as of the last three fiscal years are as follows:

			Weighted
		Number of	Average
Fiscal Year		Stock	exercise price
Ended	Exercise Price	Options	per share
2004	60.00 - 80.00 per share	17,450	$60.92
2003	60.00 - 80.00 per share	10,275	$63.16
2002	60.00 - 80.00 per share	9,050	$67.51

     The weighted average fair value of options granted was $0.00, $0.01, and $0.42 during 2004, 2003, and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.70%	3.10%	4.90%
Expected option lives	7 years	7 years	7 years
Expected volatility	0.0%	0.0%	0.0%

MSX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.:

     The senior secured notes and senior subordinated notes issued by MSXI are collateralized by security interests in substantially all of the assets of the company and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes and senior subordinated notes issued by MSXI are guaranteed jointly and severally by all domestic subsidiaries of MSXI.

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

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,650	$11,570	$17,157	$—	$34,377
Accounts receivable, net	—	68,099	90,541	—	158,640
Inventory	—	9,121	3,039	—	12,160
Prepaid expenses and other assets	—	2,736	666	—	3,402
Assets held for sale	—	—	13,453	—	13,453
Deferred income taxes, net	—	2,569	5,341	(2,569)	5,341

Total current assets	5,650	94,095	130,197	(2,569)	227,373
Property and equipment, net	—	4,367	6,828	—	11,195
Goodwill, net	—	116,302	18,793	—	135,095
Investment in subsidiaries	110,993	23,829	—	(134,822)	—
Assets held for sale	—	—	2,618	—	2,618
Other assets	5,767	3,032	664	—	9,463
Deferred income taxes, net	1,257	—	—	(1,257)	—

Total assets	$123,667	$241,625	$159,100	$(138,648)	$385,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$10,995	$—	$10,995
Accounts payable and drafts	—	62,594	54,657	—	117,251
Accrued liabilities	10,998	27,447	28,999	—	67,444
Liabilities held for sale	—	—	10,133	—	10,133
Deferred income taxes, net	2,569	—	—	(2,569)	—

Total current liabilities	13,567	90,041	104,784	(2,569)	205,823
Long-term debt	232,521	—	17,348	—	249,869
Intercompany accounts	(32,963)	31,929	1,034	—	—
Long-term deferred compensation and other liabilities	—	7,405	11,091	—	18,496
Deferred income taxes, net	—	1,257	1,016	(1,257)	1,016

Total liabilities	213,125	130,632	135,273	(3,826)	475,204
Redeemable Series A Preferred Stock	91,312	—	—	—	91,312
Shareholders’ equity (deficit)	(180,770)	110,993	23,827	(134,822)	(180,772)

Total liabilities and shareholders’ equity (deficit)	$123,667	$241,625	$159,100	$(138,648)	$385,744

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$390	$17,660	$—	$36,650
Accounts receivable, net	—	95,154	124,065	—	219,219
Inventory	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	4,151	2,067	—	6,218
Deferred income taxes, net	—	3,093	6,896	(3,093)	6,896

Total current assets	18,600	108,423	153,671	(3,093)	277,601
Property and equipment, net	—	8,129	10,351	—	18,480
Goodwill, net	—	112,502	17,122	—	129,624
Investment in subsidiaries	87,423	11,861	—	(99,284)	—
Other assets	7,370	5,246	652	—	13,268
Deferred income taxes, net	—	2,286	—	(2,286)	—

Total assets	$113,393	$248,447	$181,796	$(104,663)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	77,525	71,526	—	149,051
Accrued liabilities	9,425	51,147	48,337	—	108,909
Deferred income taxes, net	3,093	—	—	(3,093)	—

Total current liabilities	12,518	128,672	130,382	(3,093)	268,479
Long-term debt	230,566	—	19,176	—	249,742
Intercompany accounts	(39,080)	29,668	9,412	—	—
Long-term deferred compensation and other liabilities	—	2,684	9,347	—	12,031
Deferred income taxes, net	2,286	—	1,618	(2,286)	1,618

Total liabilities	206,290	161,024	169,935	(5,379)	531,870
Redeemable Series A Preferred Stock	81,812	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	87,423	11,861	(99,284)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$248,447	$181,796	$(104,663)	$438,973

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended January 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Year Ended January 2, 2005
Net sales	$—	$344,714	$212,074	$(183)	$556,605
Cost of sales	—	299,825	181,410	(183)	481,052

Gross profit	—	44,889	30,664	—	75,553
Selling, general and administrative expenses	—	26,690	14,008	—	40,698
Amortization and goodwill and intangibles	—	—	—	—	—
Restructuring and severance costs	—	209	1,453	—	1,662

Income from continuing operations before interest, income taxes, and equity in net losses of affiliates	—	17,990	15,203	—	33,193
Interest expense, net	25,267	4,375	1,467	—	31,109

Income (loss) from continuing operations before income taxes, minority interests and equity in net losses of affiliates	(25,267)	13,615	13,736	—	2,084
Income tax provision (benefit)	(5,135)	4,696	2,154	—	1,715
Minority interest and equity in affiliates, net of taxes	20,501	11,582	—	(32,083)	—

Income (loss) from continuing operations	369	20,501	11,582	(32,083)	369
Income from discontinued operations, net	1,213	1,213	1,213	(2,426)	1,213

Net income (loss)	$1,582	$21,714	$12,795	$(34,509)	$1,582

Fiscal Year Ended December 28, 2003
Net sales	$—	$408,123	$219,169	$(7,944)	$619,348
Cost of sales	—	355,960	188,001	(7,633)	536,328

Gross profit	—	52,163	31,168	(311)	83,020
Selling, general and administrative expenses	—	32,720	22,108	—	54,828
Restructuring and severance costs	—	16,136	4,187	—	20,323
Loss on asset impairment and sale	—	—	1,652	—	1,652

Income from continuing operations before interest, income taxes, and equity in net losses of affiliates	—	3,307	3,221	(311)	6,217
Interest expense, net	22,271	7,052	(495)	—	28,828

Income from continuing operations before income taxes, minority interests and equity in net losses of affiliates	(22,271)	(3,745)	3,716	(311)	(22,611)
Income tax provision (benefit)	14,109	(643)	5,204	—	18,670
Minority interests and equity in affiliates, net of taxes	(4,549)	(1,447)	(1)	6,037	40

Income from continuing operations	(40,929)	(4,549)	(1,489)	5,726	(41,241)
Income from discontinued operations, net	(22,772)	(22,772)	(22,772)	45,544	(22,772)

Net income (loss)	$(63,701)	$(27,321)	$(24,261)	$51,270	$(64,013)

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended January 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Year Ended December 29, 2002
Net sales	$—	$472,827	$219,026	$(12,182)	$679,671
Cost of sales	—	408,084	191,552	(12,182)	587,454

Gross profit	—	64,743	27,474	—	92,217
Selling, general and administrative expenses	—	46,738	20,742	—	67,480
Goodwill impairment charges	—	4,265	—	—	4,265
Restructuring and severance costs	—	2,751	3,303	—	6,054
Loss on asset impairment and sale	—	532	3,824	—	4,356

Income (loss) from continuing operations before interest, income taxes, and equity in net losses of affiliates	—	10,457	(395)	—	10,062
Interest expense, net	13,991	10,399	(97)	—	24,293

Income (loss) from continuing operations before income taxes, minority interests and equity in net losses of affiliates	(13,991)	58	(298)	—	(14,231)
Income tax provision (benefit)	(4,758)	1,375	746	—	(2,637)
Minority interests and equity in affiliates, net of taxes	(5,302)	(3,985)	(350)	6,696	(2,941)

Income (loss) from continuing operations before cumulative effect of accounting change for goodwill impairment	(14,535)	(5,302)	(1,394)	6,696	(14,535)
Income from discontinued operations, net	(9,957)	(9,957)	(9,957)	19,914	(9,957)

Net income (loss) before cumulative effect of accounting change for goodwill impairment	(24,492)	(15,259)	(11,351)	26,610	(24,492)
Cumulative effect of accounting change for goodwill impairment, net of taxes	(38,102)	(38,102)	(20,004)	58,106	(38,102)

Net income (loss)	$(62,594)	$(53,361)	$(31,355)	$84,716	$(62,594)

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the three fiscal years ended January 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,582	$21,714	$12,795	$(34,509)	$1,582
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in affiliates	(21,714)	(12,795)	—	34,509	—
Depreciation	—	4,222	4,321	—	8,543
Amortization of debt issuance costs	4,040	—	305	—	4,345
Deferred taxes	(4,067)	4,067	953	—	953
(Gain) Loss on sale/disposal of property and equipment	—	20	41	—	61
(Increase) decrease in receivables, net	—	27,055	21,384	—	48,439
(Increase) decrease in inventory	—	(3,487)	(56)	—	(3,543)
(Increase) decrease in prepaid expenses and other assets	—	1,414	88	—	1,502
Increase (decrease) in current liabilities	1,574	(23,127)	(26,074)	—	(47,627)
Other, net	—	69	1,495	—	1,564

Net cash provided by (used for) operating activities	(18,585)	19,152	15,252	—	15,819

Cash flows from investing activities:
Capital expenditures	—	(512)	(2,519)	—	(3,031)
Payments for contingent consideration and minority interests	—	(4,000)	(354)	—	(4,354)
Proceeds from sale/disposition of equipment and investments	—	46	278	—	324
Other, net	—	2,269	—	—	2,269

Net cash used for investing activities	—	(2,197)	(2,595)	—	(4,792)

Cash flows from financing activities:
Intercompany	6,117	2,262	(8,379)	—	—
Transactions with subsidiaries	—	2,683	(2,683)	—	—
Debt issuance costs	(482)	—	63	—	(419)
Changes in revolving debt, net	—	—	(1,621)	—	(1,621)
Change in book overdrafts	—	(10,721)	—	—	(10,721)

Net cash provided by (used for) financing activities	5,635	(5,776)	(12,620)	—	(12,761)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(539)	—	(539)

Cash and cash equivalents:
Increase (decrease) for the period	(12,950)	11,179	(502)	—	(2,273)
Balance, beginning of period	18,600	391	17,659	—	36,650

Balance, end of period	$5,650	$11,570	$17,157	$—	$34,377

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the three fiscal years ended December 28, 2003

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands)
Cash flows from operating activities:
Net income (loss)	$(63,701)	$(27,322)	$(24,260)	$51,270	$(64,013)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Minority interests and equity in affiliates	27,322	24,219	(179)	(51,581)	(219)
Loss on asset impairment and sale	—	—	1,893	—	1,893
Depreciation	—	14,961	10,562	—	25,523
Amortization of debt issuance costs	6,055	—	519	—	6,574
Deferred taxes	10,050	2,822	1,227	—	14,099
Loss on sale/disposal of property and equipment	—	126	575	—	701
(Increase) decrease in receivables, net	181	15,645	(23,659)	—	(7,833)
(Increase) decrease in inventory	—	(2,229)	(1,563)	—	(3,792)
(Increase) decrease in prepaid expenses and other assets	7	(652)	1,653	—	1,008
Increase (decrease) in current liabilities	6,139	2,755	31,214	—	40,108
Other, net	11	(1,121)	1,596	—	486

Net cash provided by (used for) operating activities	(13,936)	29,204	(422)	(311)	14,535

Cash flows from investing activities:
Capital expenditures	—	(2,560)	(2,690)	—	(5,250)
Proceeds from sale/disposition of equipment and investments	—	548	1,604	—	2,152
Other, net	—	(228)	(1)	—	(229)

Net cash used for investing activities	—	(2,240)	(1,087)	—	(3,327)

Cash flows from financing activities:
Transactions with subsidiaries	32,601	(22,239)	(10,694)	332	—
Proceeds from issuance of debts	83,482	—	16,372	—	99,854
Repayment of debt	(65,798)	(10)	—	—	(65,808)
Debt issuance costs	(5,881)	—	(545)	—	(6,426)
Changes in revolving debt, net	(11,868)	—	1,958	—	(9,910)
Change in book overdrafts	—	(4,478)	(52)	—	(4,530)

Net cash provided by (used for) financing activities	32,536	(26,727)	7,039	332	13,180

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,348	(21)	1,327

Cash and cash equivalents:
Increase (decrease) for the period	18,600	237	6,878	—	25,715
Balance, beginning of period	—	154	10,781	—	10,935

Balance, end of period	$18,600	$391	$17,659	$—	$36,650

18.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the three fiscal years ended December 29, 2002

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(62,594)	$(53,361)	$(31,355)	$84,716	$(62,594)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	38,102	38,102	20,004	(58,106)	38,102
Loss on asset impairment and sale	—	532	3,824	—	4,356
Minority interests and equity in affiliates	15,259	13,942	47	(26,610)	2,638
Depreciation	—	9,014	9,341	—	18,355
Goodwill impairment charges	—	4,265	4,461	—	8,726
Amortization of debt issuance costs	1,737	—	—	—	1,737
Deferred taxes	(3,288)	3,679	(3,642)	—	(3,251)
Loss on sale/disposal of property and equipment	—	56	515	—	571
(Increase) decrease in receivables, net	(207)	30,961	12,067	—	42,821
(Increase) decrease in inventory	—	2,481	(2,825)	—	(344)
(Increase) decrease in prepaid expenses and other assets	127	1,654	(1,933)	—	(152)
Increase (decrease) in current liabilities	(4,317)	(34,127)	14,151	—	(24,293)
Other, net	(76)	(378)	372	—	(82)

Net cash provided by (used for) operating activities	(15,257)	16,820	25,027	—	26,590

Cash flows from investing activities:
Capital expenditures	—	(6,342)	(2,661)	—	(9,003)
Acquisition of businesses, net of cash acquired	—	(199)	(6,566)	—	(6,765)
Proceeds from sale/disposition of equipment and investments	—	(480)	1,699	—	1,219
Other, net	—	1,735	—	—	1,735

Net cash used for investing activities	—	(5,286)	(7,528)	—	(12,814)

Cash flows from financing activities:
Transactions with subsidiaries	18,450	(27,662)	(3,499)	12,711	—
Proceeds from issuance of debts	15,450	—	—	—	15,450
Repayment of debt	(30,130)	(4)	—	—	(30,134)
Debt issuance costs	(1,629)	—	—	—	(1,629)
Changes in revolving debt, net	7,025	—	(8,957)	—	(1,932)
Change in book overdrafts	—	9,308	27	—	9,335
Repurchase of common stock	(209)	—	—	—	(209)

Net cash provided by (used for) financing activities	8,957	(18,358)	(12,429)	12,711	(9,119)

Effect of foreign exchange rate changes on cash and cash equivalents	6,300	6,331	1,434	(12,711)	1,354

Cash and cash equivalents:
Increase (decrease) for the period	—	(493)	6,504	—	6,011
Balance, beginning of period	—	647	4,277	—	4,924

Balance, end of period	$—	$154	$10,781	$—	$10,935

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited:

     The senior secured notes issued by MSXI Limited are collateralized by the accounts receivable of MSXI Limited and substantially all of the assets of MSXI and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes issued by MSXI Limited are guaranteed jointly and severally by MSXI and all of its domestic subsidiaries. Because of the parent and subsidiary guarantee structure we are required to present the following condensed consolidating financial information for:

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

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,650	$18	$11,570	$17,139	$—	$34,377
Accounts receivable, net	—	12,867	68,099	77,674	—	158,640
Inventory	—	—	9,121	3,039	—	12,160
Prepaid expenses and other assets	—	188	2,736	478	—	3,402
Assets held for sale	—	7,420	—	6,033	—	13,453
Deferred income taxes, net	—	350	2,569	4,991	(2,569)	5,341

Total current assets	5,650	20,843	94,095	109,354	(2,569)	227,373
Property and equipment, net	—	1,084	4,367	5,744	—	11,195
Goodwill, net	—	108	116,302	18,685	—	135,095
Investment in subsidiaries	110,993	—	23,829	10,102	(144,924)	—
Assets held for sale	—	526	—	2,092	—	2,618
Other assets	5,767	493	3,032	171	—	9,463
Deferred income taxes, net	1,257	—	—	—	(1,257)	—

Total assets	$123,667	$23,054	$241,625	$146,148	$(148,750)	$385,744

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$590	$—	$10,405	$—	$10,995
Accounts payable and drafts	—	6,538	62,594	48,119	—	117,251
Accrued liabilities	10,998	4,548	27,447	24,451	—	67,444
Liabilities held for sale	—	5,542	—	4,591	—	10,133
Deferred income taxes, net	2,569	—	—	—	(2,569)	—

Total current liabilities	13,567	17,218	90,041	87,566	(2,569)	205,823
Long-term debt	232,521	16,758	—	590	—	249,869
Intercompany accounts	(32,963)	(21,753)	31,929	22,787	—	—
Long-term deferred compensation and other liabilities	—	378	7,405	10,713	—	18,496
Deferred income taxes, net	—	349	1,257	667	(1,257)	1,016

Total liabilities	213,125	12,950	130,632	122,323	(3,826)	475,204
Redeemable Series A Preferred Stock	91,312	—	—	—	—	91,312
Shareholders’ equity (deficit)	(180,770)	10,104	110,993	23,825	(144,924)	(180,772)

Total liabilities and shareholders’ equity (deficit)	$123,667	$23,054	$241,625	$146,148	$(148,750)	$385,744

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of December 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,600	$5,639	$390	$12,021	$—	$36,650
Accounts receivable, net	—	23,876	95,154	100,189	—	219,219
Inventory	—	—	5,635	2,983	—	8,618
Prepaid expenses and other assets	—	715	4,151	1,352	—	6,218
Deferred income taxes, net	—	391	3,093	6,505	(3,093)	6,896

Total current assets	18,600	30,621	108,423	123,050	(3,093)	277,601
Property and equipment, net	—	2,614	8,129	7,737	—	18,480
Goodwill, net	—	99	112,502	17,023	—	129,624
Investment in subsidiaries	87,423	10	11,861	(2,638)	(96,656)	—
Other assets	7,370	594	5,246	58	—	13,268
Deferred income taxes, net	—	—	2,286	—	(2,286)	—

Total assets	$113,393	$33,938	$248,447	$145,230	$(102,035)	$438,973

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$10,519	$—	$10,519
Accounts payable and drafts	—	15,028	77,525	56,498	—	149,051
Accrued liabilities	9,425	13,215	51,147	35,122	—	108,909
Deferred income taxes, net	3,093	—	—	—	(3,093)	—

Total current liabilities	12,518	28,243	128,672	102,139	(3,093)	268,479
Long-term debt	230,566	16,471	—	2,705	—	249,742
Intercompany accounts	(39,080)	(8,779)	29,668	18,191	—	—
Long-term deferred compensation and other liabilities	—	240	2,684	9,107	—	12,031
Deferred income taxes, net	2,286	391	—	1,227	(2,286)	1,618

Total liabilities	206,290	36,566	161,024	133,369	(5,379)	531,870
Redeemable Series A Preferred Stock	81,812	—	—	—	—	81,812
Shareholders’ equity (deficit)	(174,709)	(2,628)	87,423	11,861	(96,656)	(174,709)

Total liabilities and shareholders’ equity (deficit)	$113,393	$33,938	$248,447	$145,230	$(102,035)	$438,973

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended January 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Year Ended January 2, 2005
Net sales	$—	$22,782	$344,714	$189,292	$(183)	$556,605
Cost of sales	—	16,930	299,825	164,480	(183)	481,052

Gross profit	—	5,852	44,889	24,812	—	75,553
Selling, general and administrative expenses	—	3,490	26,690	10,518	—	40,698
Amortization of goodwill and intangibles	—	—	—	—	—	—
Restructuring and severance costs	—	—	209	1,453	—	1,662

Income from continuing operations before interest, income taxes, and equity in net losses of affiliates	—	2,362	17,990	12,841	—	33,193
Interest expense (income), net	25,267	665	4,375	802	—	31,109

Income (loss) from continuing operations before income taxes, minority interests and equity net losses of affiliates	(25,267)	1,697	13,615	12,039	—	2,084
Income tax provision (benefit)	(5,135)	(141)	4,696	2,295	—	1,715
Minority interests and equity in affiliates, net of taxes	20,501	—	11,582	2,724	(34,807)	—

Income (loss) from continuing operations	369	1,838	20,501	12,468	(34,807)	369
Income from discontinued operations, net	1,213	887	1,213	326	(2,426)	1,213

Net income (loss)	$1,582	$2,725	$21,714	$12,794	$(37,233)	$1,582

Fiscal Year Ended December 28, 2003
Net sales	$—	$21,947	$408,123	$197,222	$(7,944)	$619,348
Cost of sales	—	15,730	355,959	172,272	(7,633)	536,328

Gross profit	—	6,217	52,164	24,950	(311)	83,020
Selling, general and administrative expenses	—	4,614	32,720	17,494	—	54,828
Restructuring and severance costs	—	782	16,136	3,405	—	20,323
Loss on asset impairment and sale	—	546	—	1,106	—	1,652

Income (loss) from continuing operations before interest, income taxes, and equity in net losses of affiliates	—	275	3,308	2,945	(311)	6,217
Interest expense (income), net	22,271	(748)	7,052	253	—	28,828

Income (loss) from continuing operations before income taxes, minority interests and equity in net losses of affiliates	(22,271)	1,023	(3,744)	2,692	(311)	(22,611)
Income tax provision (benefit)	14,109	(80)	(643)	5,284	—	18,670
Minority interests and equity in affiliates, net of taxes	(4,549)	—	(1,448)	(10,399)	16,436	40

Income (loss) from continuing operations	(40,929)	1,103	(4,549)	(12,991)	16,125	(41,241)
Income (loss) from discontinued operations	(22,772)	(11,501)	(22,772)	(11,271)	45,544	(22,772)

Net income (loss)	$(63,701)	$(10,398)	$(27,321)	$(24,262)	$61,669	$(64,013)

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended January 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Year Ended December 29, 2002
Net sales	$—	$16,767	$472,827	$202,259	$(12,182)	$679,671
Cost of sales	—	20,434	408,084	171,118	(12,182)	587,454

Gross profit	—	(3,667)	64,743	31,141	—	92,217
Selling, general and administrative expenses	—	(3,795)	46,738	24,537	—	67,480
Goodwill impairment charges	—	—	4,265	—	—	4,265
Restructuring and severance costs	—	318	2,751	2,985	—	6,054
Loss on asset impairment and sale	—	—	532	3,824	—	4,356

Income (loss) from continuing operations before interest, income taxes, and equity in net losses of affiliates	—	(190)	10,457	(205)	—	10,062
Interest expense (income), net	13,991	(1)	10,399	(96)	—	24,293

Income (loss) from continuing operations before income taxes, minority interests and equity in net losses of affiliates	(13,991)	(189)	58	(109)	—	(14,231)
Income tax provision (benefit)	(4,758)	42	1,375	704	—	(2,637)
Minority interests and equity in affiliates, net of taxes	(5,302)	—	(3,985)	(1,300)	7,646	(2,941)

Income (loss) from continuing operations before cumulative effect of accounting change for goodwill impairment	(14,535)	(231)	(5,302)	(2,113)	7,646	(14,535)
Income (loss) from discontinued operations, net	(9,957)	(719)	(9,957)	(9,238)	19,914	(9,957)

Net income (loss) before cumulative effect of accounting change for goodwill impairment	(24,492)	(950)	(15,259)	(11,351)	27,560	(24,492)
Cumulative effect of accounting change for goodwill impairment, net of taxes	(38,102)	(2,869)	(38,102)	(20,004)	60,975	(38,102)

Net income (loss)	$(62,594)	$(3,819)	$(53,361)	$(31,355)	$88,535	$(62,594)

19.	Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended January 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,582	$2,724	$21,714	$12,795	$(37,233)	$1,582
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(21,714)	—	(12,795)	(2,724)	37,233	—
Depreciation	—	1,465	4,222	2,856	—	8,543
Amortization of debt issuance costs	4,040	305	—	—	—	4,345
Deferred taxes	(4,067)	—	4,067	953	—	953
(Gain) loss on sale/disposal of property and investments	—	(87)	20	128	—	61
(Increase) decrease in receivable, net	—	4,341	27,055	17,043	—	48,439
(Increase) decrease in inventory	—	—	(3,487)	(56)	—	(3,543)
(Increase) decrease in prepaid expenses and other assets	—	(225)	1,414	313	—	1,502
Increase (decrease) in current liabilities	1,574	(11,613)	(23,127)	(14,461)	—	(47,627)
Other, net	—	121	69	1,374	—	1,564

Net cash provided by (used for) operating activities	(18,585)	(2,969)	19,152	18,221	—	15,819

Cash flows from investing activities:
Capital expenditures	—	(346)	(512)	(2,173)		(3,031)
Payments for contingent consideration and minority interests	—	—	(4,000)	(354)		(4,354)
Proceeds from sale/disposal of equipment and investments	—	108	46	170		324
Other, net	—	—	2,269	—		2,269

Net cash used for investing activities	—	(238)	(2,197)	(2,357)	—	(4,792)

Cash flows from financing activities:
Intercompany	6,117	(12,975)	2,262	4,596	—	—
Transactions with subsidiaries	—	10,182	2,683	(12,865)	—	—
Debt issuance costs	(482)	63	—	—	—	(419)
Changes in revolving debt, net	—	608	—	(2,229)	—	(1,621)
Changes in book overdrafts, net	—	—	(10,721)	—	—	(10,721)

Net cash provided by (used for) financing activities	5,635	(2,122)	(5,776)	(10,498)	—	(12,761)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(292)	—	(247)	—	(539)

Cash and cash equivalents:
Increase (decrease) for the period	(12,950)	(5,621)	11,179	5,119	—	(2,273)
Balance, beginning of period	18,600	5,639	391	12,020	—	36,650

Balance, end of period	$5,650	$18	$11,570	$17,139	$—	$34,377

     19. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended December 28, 2003

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(63,701)	$(10,399)	$(27,322)	$(24,260)	$61,669	$(64,013)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Minority interests and equity in affiliates	27,322	—	24,219	10,220	(61,980)	(219)
Loss on asset impairment and sale	—	787	—	1,106	—	1,893
Depreciation	—	4,039	14,961	6,523	—	25,523
Amortization of debt issuance costs	6,055	111	—	408	—	6,574
Deferred taxes	10,050	(1,033)	2,822	2,260	—	14,099
Loss on sale/disposal of property and equipment	—	448	126	127	—	701
(Increase) decrease in receivable, net	181	6,007	15,645	(29,666)	—	(7,833)
(Increase) decrease in inventory	—	20	(2,229)	(1,583)	—	(3,792)
(Increase) decrease in prepaid expenses and other assets	7	712	(652)	941	—	1,008
Increase (decrease) in current liabilities	6,139	9,807	2,755	21,407	—	40,108
Other, net	11	156	(1,121)	1,440	—	486

Net cash provided by (used for) operating activities	(13,936)	10,655	29,204	(11,077)	(311)	14,535

Cash flows from investing activities:
Capital expenditures	—	(648)	(2,560)	(2,042)	—	(5,250)
Acquisition of business, net of cash received	—	—	—	—	—	—
Loss on sale/disposal of property and equipment	—	540	548	1,064	—	2,152
Other, net	—	—	(228)	(1)	—	(229)

Net cash used for investing activities	—	(108)	(2,240)	(979)	—	(3,327)

Cash flows from financing activities:
Transactions with subsidiaries	32,601	(19,588)	(22,239)	8,894	332	—
Proceeds from issuance of debt	83,482	16,372	—	—	—	99,854
Repayment of debt	(65,798)	—	(10)	—	—	(65,808)
Debt issuance costs	(5,881)	(545)	—	—	—	(6,426)
Changes in revolving debt, net	(11,868)	(428)	—	2,386	—	(9,910)
Changes in book overdrafts, net	—	—	(4,478)	(52)	—	(4,530)

Net cash provided by (used for) financing activities	32,536	(4,189)	(26,727)	11,228	332	13,180

Effect of foreign exchange rate changes on cash and cash equivalents	—	(835)	—	2,183	(21)	1,327

Cash and cash equivalents:
Increase (decrease) for the period	18,600	5,523	237	1,355	—	25,715
Balance, beginning of period	—	116	154	10,665	—	10,935

Balance, end of period	$18,600	$5,639	$391	$12,020	$—	$36,650

     19. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued

MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended December 29, 2002

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(62,594)	$(3,819)	$(53,361)	$(31,355)	$88,535	$(62,594)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of accounting change for goodwill impairment	38,102	2,869	38,102	20,004	(60,975)	38,102
Loss on asset impairment and sale	—	—	532	3,824	—	4,356
Minority interests and equity in affiliates	15,259	—	13,942	997	(27,560)	2,638
Depreciation	—	3,218	9,014	6,123	—	18,355
Goodwill impairment charges	—	—	4,265	4,461	—	8,726
Amortization of debt issuance costs	1,737	—	—	—	—	1,737
Deferred taxes	(3,288)	90	3,679	(3,732)	—	(3,251)
Loss on sale/disposal of property and investments	—	113	56	402	—	571
(Increase) decrease in receivable, net	(207)	427	30,961	11,640	—	42,821
(Increase) decrease in inventory	—	2	2,481	(2,827)	—	(344)
(Increase) decrease in prepaid expenses and other assets	127	608	1,654	(2,541)	—	(152)
Increase (decrease) in current liabilities	(4,317)	5,160	(34,127)	8,991	—	(24,293)
Other, net	(76)	5	(378)	367	—	(82)

Net cash provided by (used for) operating activities	(15,257)	8,673	16,820	16,354	—	26,590

Cash flows from investing activities:
Capital expenditures	—	(397)	(6,342)	(2,264)	—	(9,003)
Acquisition of business, net of cash received	—	(1,753)	(199)	(4,813)	—	(6,765)
Proceeds from sale/disposal of equipment and investments	—	—	(480)	1,699	—	1,219
Other, net	—	—	1,735	—	—	1,735

Net cash used for investing activities	—	(2,150)	(5,286)	(5,378)	—	(12,814)

Cash flows from financing activities:
Transactions with subsidiaries	18,450	(1,348)	(27,662)	(2,151)	12,711	—
Proceeds from issuance of debt	15,450	—	—	—	—	15,450
Repayment of debt	(30,130)	—	(4)	—	—	(30,134)
Debt issuance costs	(1,629)	—	—	—	—	(1,629)
Changes in revolving debt, net	7,025	(5,158)	—	(3,799)	—	(1,932)
Changes in book overdrafts, net	—	—	9,308	27	—	9,335
Repurchase of common and preferred stock	(209)	—	—	—	—	(209)

Net cash provided by (used for) financing activities	8,957	(6,506)	(18,358)	(5,923)	12,711	(9,119)

Effect of foreign exchange rate changes on cash and cash equivalents	6,300	54	6,331	1,380	(12,711)	1,354

Cash and cash equivalents:
Increase (decrease) for the period	—	71	(493)	6,433	—	6,011
Balance, beginning of period	—	45	647	4,232	—	4,924

Balance, end of period	$—	$116	$154	$10,665	$—	$10,935

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On November 17, 2004, PricewaterhouseCoopers LLP (“PwC”) was dismissed as the independent registered public accounting firm of MSX International, Inc. The decision to change independent registered public accounting firms and the appointment of the new independent registered public registered public accounting firm was made by the Audit Committee of MSX International’s Board of Directors. The reports of PwC on MSX International’s financial statements as of and for the years ended December 28, 2003 and December 29, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle.

     MSX International has engaged Grant Thornton LLP as its independent registered public accounting firm, effective November 17, 2004.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of MSXI’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon this evaluation the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required.

     There have been no significant changes in internal control over financial reporting that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information with respect to our directors and executive officers prior to the filing of this report.

Name	Age	Position
Robert Netolicka	57	President and Chief Executive Officer
Frederick K. Minturn	48	Executive Vice President and Chief Financial Officer
Erwin H. Billig	78	Chairman and Director
David E. Cole	67	Director
Charles E. Corpening	39	Director
Michael A. Delaney	50	Director
Richard J. Puricelli	67	Director
Thomas T. Stallkamp	58	Director
Wolfgang Kurth	62	Senior Vice President
Park Payne	52	Senior Vice President

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

     Erwin H. Billig served as Chief Executive Officer from April 28, 1998 until January 2000 and has been Chairman of the Board of Directors since January 3, 1997 to December 1, 2003, then serving as Director, and as Chairman of the Board as of July 27, 2004. He served as Vice Chairman of MascoTech, Inc. from 1994 to 1997 and was President and Chief Operating Officer of MascoTech from 1986 to 1994. He is also the Chairman of the Board of Directors of Titan Wheel International, Inc., and a director and Vice Chairman of Remy International, Inc.

     David E. Cole has been a director since January 3, 1997. Dr. Cole is currently the Chairman of the Center for Automotive Research, a not-for-profit corporation. He was formerly the Director of the Office for the Study of Automotive Transportation (OSAT) at the University of Michigan’s Transportation Research Institute since 1978. Dr. Cole is a director of Campfire Interactive, Inc., Saturn Electronics and Engineering, Inc., R.L. Polk, Inc., and Plastech, Inc. Dr. Cole is also a director of the Automotive Hall of Fame, on the Board of the Michigan Economic Development Corp., and is on the Board of Trustees of Hope College and a member of the Michigan Technology Tri-Corridor Steering Committee.

     Charles E. Corpening joined the Board of Directors in February 2002. Mr. Corpening is a partner with Citigroup Venture Capital Equity Partners L.P. as well as Vice President at Citibank Venture Capital where he has worked since 1994. Prior to joining Citibank, Mr. Corpening was with Roundtree Capital Corporation, a private investment firm, the Rockefeller Group, and the investment banking department of Paine Webber, Inc. He received his BA from Princeton University and his MBA from Columbia Business School. Mr. Corpening serves on the board of directors of FastenTech Holdings, and Royster-Clark group.

     Michael A. Delaney has been a director since January 3, 1997. Mr. Delaney has been a Managing Partner of Citibank Venture Capital since 1997. Mr. Delaney is also a director of Palomar Technologies, Inc., Arizant, Inc., IWCO Direct Inc., Strategic Industries, ERICO Corporation, and Remy International, Inc.

     Richard Puricelli became a director in February 2004. He has been with JAC Products as a Director since 1995, and in 1997 was appointed Chairman and CEO. In 2001, a successor became President and CEO of JAC Products. Mr. Puricelli continues as non-executive Chairman and Director. He is also non-executive Chairman and a Director of FastenTech, Inc., and Director of ERICO International, Southern Coil Processing, Inc., and Jackson Hole Mountain Resort Corporation. Prior to becoming active with JAC Products Mr. Puricelli served as President of Modern Engineering. He also served as President of Atwood Automotive in Rockford, Illinois in 1995. Prior to that, Mr. Puricelli had a partnership in Grisanti, Galef and Goldress, was senior Vice President of JP Industries, and held a variety of executive level positions with Standard Oil Company of Ohio and its subsidiary, Carborundum Company.

     Thomas T. Stallkamp was appointed Chairman of the Board effective December 31, 2003 through July 27, 2004, now serving as Director, and was previously Vice Chairman and Chief Executive Officer of MSX International since January 2000. Mr. Stallkamp is an Industrial Partner of Ripplewood Holdings L.L.C. He also serves on the Board of Directors for Visteon Corporation, and as a Lead Director of Baxter International. Prior to joining MSX International, Mr. Stallkamp was Vice Chairman for DaimlerChrysler Corporation and also served as President of Chrysler Corporation from 1998. Prior to becoming President, Mr. Stallkamp served in various executive level positions during his 20-year career with Chrysler Corporation.

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

     Code of Business Conduct and Ethics

     The Company has adopted a Legal and Ethical Standards Compliance Program that applies to all employees of the Company, including the principal executive officer, and the principal financial and accounting officer. In addition, the management accounting and management financial professionals of the Company, including the principal financial and accounting officer are subject to the Company’s Standards of Ethical Conduct for Management Accounting and Financial Management Professionals. The Legal and Ethical Standards Compliance Program and the Standards of Ethical Conduct for Management Accounting and Financial management Professionals are included by reference to this annual report on Form 10-K and are also available in print to any shareholder requesting copies in writing from David Crittenden at the Company’s headquarters.

Item 11. Executive Compensation.

Summary of Cash and Certain Other Compensation

     The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to MSXI for the last three fiscal years of (i) those persons who served as our Chief Executive Officer during fiscal 2004 and (ii) certain executive officers other than the Chief Executive Officer who served in such positions during fiscal 2004 (collectively, the “Named Executive Officers”):

Summary Compensation Table

						Long-term
		Annual Compensation				Compensation
	Fiscal			Other		Securities
	Year	Salary	Bonus	Compensation		Underlying
Name and Principal Position	Ended	($)	($)	($)		Options (#)
Robert Netolicka (3)	01/02/05	500,000	645,000	—		—
President and Chief Executive	12/28/03	233,333	—	18,593	(4)	15,000
Officer	12/29/02	—	—	—		—
Frederick K. Minturn	01/02/05	340,000	438,600	63,212	(2)	2,500
Executive Vice President and Chief	12/28/03	310,080	—	54,275	(2)	—
Financial Officer	12/29/02	310,080	—	44,571	(2)	—
Thomas T. Stallkamp (3)	01/02/05	175,000	—	—		—
Director	12/28/03	350,000	196,005	—		—
	12/29/02	350,000	—	—		6,650
Park Payne (3)	01/02/05	280,000	361,200	437		—
Senior Vice President	12/28/03	265,000	—	13,441	(1)	2,125
	12/29/02	27,083	—	—		—
Wolfgang Kurth	01/02/05	355,275	474,733	—		—
Senior Vice President	12/28/03	250,000	—	—		2,125
	12/29/02	217,625	—	—		—

(1)	Company match, including interest, of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan, including interest earned.

(2)	Company match, including interest, of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan totaling $2,869 and $2,674 during 2004 and 2003, respectively, combined with the value on the date of vesting of shares of common stock of MascoTech granted pursuant to MascoTech’s 1991 Stock Incentive Plan, being compensation for services prior to 1997.

(3)	Robert Netolicka and Park Payne commenced their employment with MSX International, Inc in June 2003 and November 2002, respectively. Effective December 2003, Thomas Stallkamp became Chairman of the Board of Directors and Erwin Billig vacated his position as Chairman of the Board of Directors, but continued as a Director. Effective July 27, 2004, Erwin Billig became Chairman of the Board of Directors and Thomas T. Stallkamp vacated his position as Chairman of the Board of Directors, but continued as a Director.

(4)	Relocation expenses paid on behalf of Robert Netolicka.

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

     Pursuant to our Amended and Restated Executive Incentive Compensation Plan, some of the key employees of our various business units were eligible to receive incentive awards based on the achievement of the employee’s business unit and the earnings before interest and taxes in 2004. The incentive awards are based on a percentage of the employee’s salary, and the percentages for the eligible employees range from 20% to 200%. The incentive awards are paid in the year following the period for which they were earned. For competitive reasons, we do not disclose specific achievement goals or awards, except as required under applicable laws, rules and regulations. We have adopted the Amended and Restated Executive Incentive Compensation Plan for an additional year to cover the fiscal year 2005.

     Pursuant to our 2004 Bonus Plan, several of our employees were eligible for discretionary performance-based awards that will be paid to the individual employees in 2005. The awards are granted based on a variety of performance criteria that are individualized for each eligible participant. The aggregate bonus amount for all awards under the 2004 Bonus Plan cannot exceed $1.25 million.

Options Granted

     The following table shows the stock options granted during the fiscal year ended January 2, 2005 to an executive officer named in the Summary Compensation Table.

	Number of	% of Total			Potential Realizable Value
	Securities	Options			at Assumed Annual Rates
	Underlying	Granted in	Exercise		of Stock Price Appreciated
	Options granted	Fiscal	Price	Expiration	for Option Term (2)
Name	(#) (1)	Year	($/Sh.)	Date	5%	10%
2004:
Frederick Minturn	2,500	100%	$80.00	January 1, 2014	—	65,859

(1)	In general, non-qualified stock options granted vest over five years and expire ten years from the effective date of grant. In general, if a grantee voluntarily terminates employment, their vested options continue to be exercisable for six months in the case of death or disability and for 30 days in all other cases.

(2)	Securities and Exchange Commission regulations require information as to the potential realizable value of each of these option grants assuming that the fair value of our stock appreciates in value from the date of grant to the end of the option term at annualized rates of five percent and ten percent. These amounts are based on assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend on overall market conditions and the future performance of MSXI. There can be no assurance that the amounts reflected in this table will be realized.

     Director Compensation

     Outside directors, who are not affiliated with MSXI or CVC, are entitled to receive $20,000 in annual compensation and $500 per meeting attended. For the year ended January 2, 2005, Dr. Cole, Mr. Puricelli, and Mr. Stallkamp were the only outside directors compensated for their services.

     Severance Agreement

     Robert Netolicka. Effective as of March 29, 2005, MSXI entered into a severance agreement with Mr. Netolicka. If Mr. Netolicka’s employment with MSXI is terminated for any reason other than for cause, due to his death, due to his permanent disability, or voluntarily without good reason, then upon his execution of a release, MSXI shall pay him two times his annualized base salary plus two times his bonus paid in the year prior to his termination. Mr. Netolicka’s current base salary is $700,000 per year. The agreement contains covenants restricting Mr. Netolicka’s ability to disclose confidential information of MSXI, in addition to restricting Mr. Netolicka’s ability for one year after termination of the agreement to (i) engage in the activities that are competitive with the business of MSXI, (ii) solicit any employees of MSXI, or (iii) solicit any customers of MSXI. The agreement shall terminate upon the termination of Mr. Netolicka’s employment of Chief Executive Officer and President of MSXI (whether voluntarily without good reason or for cause), or upon his death or permanent disability.

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

     Compensation Committee Interlocks and Insider Participation

     The members of the compensation committee are Messrs. Billig, Corpening and Delaney. Messrs. Billig and Delaney also serve on the compensation committee of Remy International, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table provides certain information regarding the beneficial ownership, as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), of MSXI’s common stock as of March 31, 2005 by (i) each stockholder known to us to be the beneficial owner of 5% or more of any class of MSXI’s voting securities, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. So far as is known to us, the persons named in the table below as beneficially owning the shares set forth therein have sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

	Number of Shares
	Beneficially Owned			Percent of Class
			Series A		Series A
	Class A		Preferred	Class A	Preferred
Name of Beneficial Owner	Common		Stock	Common	Stock
Citicorp and affiliates	381,944	*	316,894	78.5%	88.2%
399 Park Avenue, 14th Floor New York, New York 10043
Erwin H. Billig (1)	21,838	(2)	690	4.4%	0.2%
1950 Concept Drive Warren, MI 48091
Charles E. Corpening	182		57	—	—
399 Park Avenue, 14th Floor New York, New York 10043
Michael A. Delaney	7,547		3,200	1.5%	0.9%
399 Park Avenue, 14th Floor New York, New York 10043
Thomas T. Stallkamp	5,906	(3)	1,035	1.2%	0.3%
28333 Telegraph Road Southfield, MI 48034
Robert Netolicka	3,000	(5)	0	—	—
1950 Concept Drive Warren, MI 48091
Frederick K. Minturn	8,084	(4)	69	1.6%	—
1950 Concept Drive Warren, MI 48091
Wolfgang Kurth	650	(6)	0	—	—
1950 Concept Drive Warren, MI 48091
Park Payne	575	(7)	0	—	—
1950 Concept Drive Warren, MI 48091
All directors and executive officers as a group (5 persons)	47,782	*	5,051	9.5%	1.4%

*	Consists of an equal number of shares of each of Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock and Series A-4 Common Stock (collectively, the “Class A Common Stock”).

(1)	In name of Billig Family Limited Partnership

(2)	Includes options exercisable for 6,000 shares of Class A Common Stock within 60 days of March 31, 2005.

(3)	Includes options exercisable for 4,650 shares of Class A Common Stock within 60 days of March 31, 2005.

(4)	Includes options exercisable for 500 shares of Class A Common Stock within 60 days of March 31, 2005.

(5)	Includes options exercisable for 3,000 shares of Class A Common Stock within 60 days of March 31, 2005.

(6)	Includes options exercisable for 650 shares of Class A Common Stock within 60 days of March 31, 2005.

(7)	Includes options exercisable for 575 shares of Class A Common Stock within 60 days of March 31, 2005.

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

     Note Purchases

     An affiliate of CVC has, from time to time, made open-market purchases of MSXI’s senior subordinated notes. In the future, this affiliate of CVC may, from time to time, purchase MSXI’s senior subordinated notes or senior secured notes in open-market purchases.

Item 14. Principal Accountant Fees and Services.

     Audit Fees

     Aggregate fees for professional services rendered by Grant Thornton in connection with its audit of the Company’s consolidated financial statements for the year ended January 2, 2005 were $680,000. These fees included amounts associated with statutory audits of selected foreign subsidiaries to the extent audits are considered an integral part of the overall audit scope and approach.

     Aggregate fees for professional services rendered by Grant Thornton in connection with its initial review and assessment of the Sarbanes-Oxley Act of 2002 compliance effort, as currently approved by the audit committee of the Board of Directors, are not expected to exceed $20,000.

     Aggregate fees for professional services rendered by PricewaterhouseCoopers in connection with its audit of the Company’s consolidated financial statements for the years ended December 28, 2003 and its limited reviews of the Company’s unaudited condensed consolidated interim financial statements were $881,000. These fees included amounts associated with statutory audits of selected foreign subsidiaries to the extent audits are considered an integral part of the overall audit scope and approach. For the year ended December 28, 2003, fees for professional services rendered by PricewaterhouseCoopers in connection with our bond issuance totaled $235,000.

     Audit Related Fees

     We did not incur any audit related fees for the years ended January 2, 2005 and December 28, 2003.

     Tax Fees

     For the year ended January 2, 2005, there were no fees for professional services rendered by Grant Thornton in connection with tax compliance, tax planning, and advice.

     For the year ended December 28, 2003, fees for professional services rendered by PricewaterhouseCoopers in connection with tax compliance, tax planning, and advice totaled $22,000.

     All Other Fees

     For the years ended January 2, 2005, Grant Thornton rendered no professional services to the Company other than those professional services described above.

     For the year ended December 28, 2003, PricewaterhouseCoopers rendered no professional services to the Company other than those professional services described above.

     Auditor Independence

     Grant Thornton LLP, independent registered public accounting firm, has audited our consolidated financial statements and schedules as of January 2, 2005, and for the year ended January 2, 2005, as set forth in their report, which is included in this annual report.

     The auditor independence rules of the Securities and Exchange Commission (“SEC”) require an auditor to be independent of its audit client and that audit client’s affiliates. Based on the definition of affiliate in Rule 2-01F of Regulation S-X, Citigroup, Inc. (“Citigroup”) would be deemed to be an affiliate of MSXI because Citigroup is in a position to ultimately control MSXI through Citigroup’s ownership of all of the outstanding common stock of Citicorp Inc., which is associated with private equity funds and/or venture capital groups which own a significant portion of MSXI’s common and preferred stock, in addition to holding mezzanine term loans of MSXI.

     Recently, Grant Thornton LLP (“Grant Thornton”), our independent auditor, informed us that Citigroup and Citicorp Inc. are not SEC audit clients of Grant Thornton and that Grant Thornton is not independent of Citigroup since Grant Thornton does, among other things, borrow money from TRAL and Company, as nominee for Travelers Company and Travelers Life and Annuity Company (collectively, “Travelers”), which are indirect subsidiaries of Cititgroup, and the borrowing of money from subsidiaries of Citigroup in not in accordance with the auditor independence standards of Regulation S-X and of the Public Company Accounting Oversight Board.

     Our audit committee reviewed this matter with representatives of Grant Thornton. The audit committee considered all relevant facts and circumstances, including Grant Thornton’s representations with respect to its arrangements with Travelers and Grant Thornton’s conclusion that it is independent with respect to its audit of MSXI and concluded that none of the arrangements between Travelers and Grant Thornton involved MSXI, nor did they have any impact on our financial statements and thus the arrangements did not compromise Grant Thornton’s independence with respect to its audit.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

     (a) Listing of Documents.

Financial Statements. MSXI’s Consolidated Financial Statements included under Item 8 hereof, as required for the three fiscal years ended January 2, 2005, consist of the following:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Deficit
Notes to Consolidated Financial Statements

          (1)          Financial Statement Schedule.

The Financial Statement Schedule appended hereto, as required for the three fiscal years ended January 2, 2005 consists of the following:

II. Valuation and Qualifying Accounts

          (2)          Exhibits.

3.1	Amended and Restated Certificate of Incorporation of MSXI. (6)
3.2	Amended and Restated By-laws of MSXI, incorporated by reference to Exhibit 3.2 to MSX International’s Annual Report on Form 10-K filed March 8, 2002.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MSXI.(11)
4.1	Indenture dated as of January 15, 1998 by and between MSXI, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11% Senior Subordinated Notes due 2008.(1)
4.2	Form of Exchange Notes. (1)
4.3	Registration Agreement dated as of January 16, 1998 by and among MSXI, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc. (1)
4.4	Indenture dated as of August 1, 2003, between MSX International, Inc., MSX International Limited, the Subsidiary Guarantors and BNY Midwest Trust Company, as trustee, in respect of the Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (9)
4.5	Form of New Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (9)
4.6	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. (included in Exhibit 4.5). (9)
4.7	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited (included in Exhibit 4.5). (9)
4.8	Registration Agreement dated as of August 1, 2003 by and among MSX International, Inc., MSX International Limited, the Guarantors and Jeffries & Company, Inc. (9)
10.1	Amended and Restated Stockholders’ Agreement. (6)
10.2	Amended and Restated Registration Rights Agreement. (6)
10.3	CVC Subscription Agreement dated as of January 3, 1997 between MSXI and CVC. (1)
10.4	Management Subscription Agreement dated as of January 3, 1997 between MSXI and certain executive officers of MSXI. (1)
10.5	Deferred Compensation Plan. (1)
10.6	MSX International, Inc. 2000 Stock Option Plan. (6)
10.7	Employment Agreement dated as of January 3, 1997 between MSXI and Frederick K. Minturn. (1)
10.8	Stock Purchase Agreement dated as of July 25, 1997 between MSX International (Holdings), Inc. and Ford Motor Company. (1)
10.9	Acquisition Agreement dated as of November 12, 1996 among MSXI, MascoTech and ASG Holdings Inc. (1)

10.10	Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and Lexstra International, Inc. and Lexus Temporaries, Inc. (2)
10.11	Stock Purchase Agreement dated as of December 22, 1998 between MSX Engineering Services, Inc. and MegaTech Engineering, Inc. (3)
10.12	Stock Purchase Agreement dated as of September 17, 1999 between MSX Engineering Services, Inc. and Chelsea Computer Consultants, Inc. (4)
10.13	Amended and Restated Credit Agreement dated as of November 30, 1999 between MSX International, Inc., the Borrowing Subsidiaries, and Bank One, NA. (8)
10.14	Stock Purchase Agreement dated as of August 6, 1999 between MSX International Holding Ltd. and Satiz S.p.A. (5)
10.15	Amended and Restated Fourth Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Court Square Capital Limited. (9)
10.16	Severance Agreement dated March 29, 2005, between MSXI and Robert Netolicka.
10.17	Third Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc. and Citicorp Mezzanine III, L.P. (9)
10.18	Warrant Purchase Agreement dated as of August 1, 2003, by and between MSX International, Inc. and Citicorp Mezzanine III, L.P. (9)
10.19	Purchase Agreement dated as of July 25, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (9)
10.20	Amendment No. 1 to Purchase Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (9)
10.21	Amendment No. 1 to Amended and Restated Stockholders’ Agreement dated as of January 31, 2003. (9)
10.22	Amendment No. 2 to Amended and Restated Stockholders’ Agreement dated as of August 1, 2003. (9)
10.23	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of August 1, 2003. (9)
10.24	Executive Incentive Compensation Plan
10.25	Management Performance Bonus Plan
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.
14.1	Business Code of Conduct and Ethics (10)
16.1	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated November 19, 2004. (12)
21.1	Subsidiaries of MSXI.
31.1	Certification by the Executive Vice President and Chief Financial officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 filed July 21, 1998 (Amendment No. 3).

(2)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed November 11, 1998.

(3)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed June 30, 1999.

(4)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed October 26, 1999.

(5)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 14, 2000.

(6)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 9, 2001.

(7)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed August 14, 2002.

(8)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 27, 2003.

(9)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 filed September 30, 2003.

(10)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed December 28, 2003.

(11)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-K filed April 4, 2004.

(12)	Incorporated by reference to the Exhibit filed with MSX International’s Current Report on Form 8-K filed November 19, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSX INTERNATIONAL, INC.
By:	/S/ FREDERICK K. MINTURN
Frederick K. Minturn
Executive Vice President and Chief Financial Officer

March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ ROBERT NETOLICKA Robert Netolicka	Chief Executive Officer President and Director (Principal Executive Officer)

/S/ FREDERICK K. MINTURN Frederick K. Minturn	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ ERWIN H. BILLIG Erwin H. Billig	Chairman and Director

/S/ DAVID E. COLE David E. Cole	Director
March 31, 2005
/S/ CHARLES E. CORPENING Charles E. Corpening	Director

/S/ MICHAEL A. DELANEY Michael A. Delaney	Director

/S/ RICHARD J. PURICELLI Richard J. Puricelli	Director

/S/ THOMAS T. STALLKAMP Thomas T. Stallkamp	Director

FINANCIAL STATEMENT SCHEDULES
PURSUANT TO ITEM 14(a)(2) of Form 10-K
ANNUAL REPORT to the SECURITIES AND EXCHANGE COMMISSION
For the fiscal year ended January 2, 2005

Schedule, as required for the three fiscal years ended January 2, 2005:

Page
II. Valuation and Qualifying Accounts	F-2

F-1

MSX INTERNATIONAL, INC.
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Three Fiscal Years Ended January 2, 2005

		Additions
		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning of	to costs	to Other		End of
Description	Period	and Expenses	Accounts	Deductions	Period
				(A)
2004
Allowance for doubtful accounts	2,955,656	254,950	—	1,688,339	1,522,267
Valuation allowance for deferred taxes	40,831,367	2,610,456	1,657,633	—	45,099,456
2003
Allowance for doubtful accounts	4,361,461	2,580,610	—	3,986,415	2,955,656
Valuation allowance for deferred taxes	6,077,645	33,688,257	1,065,465	—	40,831,367
2002
Allowance for doubtful accounts	2,660,318	2,671,195	—	970,052	4,361,461
Valuation allowance for deferred taxes	—	6,077,645	—	—	6,077,645

(A)	Doubtful accounts charged off, net of recoveries includes $0.9 million related to elimination of discontinued operations.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of MSXI. (6)
3.2	Amended and Restated By-laws of MSXI, incorporated by reference to Exhibit 3.2 to MSX International’s Annual Report on Form 10-K filed March 8, 2002.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MSXI. (11)
4.1	Indenture dated as of January 15, 1998 by and between MSXI, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11 & #8540% Senior Subordinated Notes due 2008.(1)
4.2	Form of Exchange Notes. (1)
4.3	Registration Agreement dated as of January 16, 1998 by and among MSXI, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc. (1)
4.4	Indenture dated as of August 1, 2003, between MSX International, Inc., MSX International Limited, the Subsidiary Guarantors and BNY Midwest Trust Company, as trustee, in respect of the Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (9)
4.5	Form of New Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (9)
4.6	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. (included in Exhibit 4.5). (9)
4.7	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited (included in Exhibit 4.5). (9)
4.8	Registration Agreement dated as of August 1, 2003 by and among MSX International, Inc., MSX International Limited, the Guarantors and Jeffries & Company, Inc. (9)
10.1	Amended and Restated Stockholders’ Agreement. (6)
10.2	Amended and Restated Registration Rights Agreement. (6)
10.3	CVC Subscription Agreement dated as of January 3, 1997 between MSXI and CVC. (1)
10.4	Management Subscription Agreement dated as of January 3, 1997 between MSXI and certain executive officers of MSXI. (1)
10.5	Deferred Compensation Plan. (1)
10.6	MSX International, Inc. 2000 Stock Option Plan. (6)
10.7	Employment Agreement dated as of January 3, 1997 between MSXI and Frederick K. Minturn. (1)
10.8	Stock Purchase Agreement dated as of July 25, 1997 between MSX International (Holdings), Inc. and Ford Motor Company. (1)
10.9	Acquisition Agreement dated as of November 12, 1996 among MSXI, MascoTech and ASG Holdings Inc. (1)

10.10	Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and Lexstra International, Inc. and Lexus Temporaries, Inc. (2)
10.11	Stock Purchase Agreement dated as of December 22, 1998 between MSX Engineering Services, Inc. and MegaTech Engineering, Inc. (3)
10.12	Stock Purchase Agreement dated as of September 17, 1999 between MSX Engineering Services, Inc. and Chelsea Computer Consultants, Inc. (4)
10.13	Amended and Restated Credit Agreement dated as of November 30, 1999 between MSX International, Inc., the Borrowing Subsidiaries, and Bank One, NA. (8)
10.14	Stock Purchase Agreement dated as of August 6, 1999 between MSX International Holding Ltd. and Satiz S.p.A. (5)
10.15	Amended and Restated Fourth Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Court Square Capital Limited. (9)
10.16	Severance Agreement dated March 29, 2005, between MSXI and Robert Netolicka.
10.17	Third Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc. and Citicorp Mezzanine III, L.P. (9)
10.18	Warrant Purchase Agreement dated as of August 1, 2003, by and between MSX International, Inc. and Citicorp Mezzanine III, L.P. (9)
10.19	Purchase Agreement dated as of July 25, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (9)
10.20	Amendment No. 1 to Purchase Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (9)
10.21	Amendment No. 1 to Amended and Restated Stockholders’ Agreement dated as of January 31, 2003. (9)
10.22	Amendment No. 2 to Amended and Restated Stockholders’ Agreement dated as of August 1, 2003. (9)
10.23	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of August 1, 2003. (9)
10.24	Executive Incentive Compensation Plan
10.25	Management Performance Bonus Plan
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.
14.1	Business Code of Conduct and Ethics (10)
16.1	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated November 19, 2004. (12)
21.1	Subsidiaries of MSXI.
31.1	Certification by the Executive Vice President and Chief Financial officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 filed July 21, 1998 (Amendment No. 3).

(2)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed November 11, 1998.

(3)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed June 30, 1999.

(4)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed October 26, 1999.

(5)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 14, 2000.

(6)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 9, 2001.

(7)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed August 14, 2002.

(8)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 27, 2003.

(9)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 filed September 30, 2003.

(10)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed December 28, 2003.

(11)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed April 4, 2004.

(12)	Incorporated by reference to the Exhibit filed with MSX International’s Current Report on Form 8-K filed November 19, 2004.