Form 10-Q
period 2005-04-03
MSX INTERNATIONAL INC
filed 2005-05-18
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☑

     At May 16, 2005, 486,354 shares of Class A common stock of the Registrant were outstanding.

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MSX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)
as of April 3, 2005 and January 2, 2005

	April 3,	January 2,
	2005	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,864	$34,377
Accounts receivable, net (Note 4)	111,841	158,640
Inventory	9,572	12,160
Prepaid expenses and other assets	4,833	3,402
Assets held for sale (Note 2)	50,448	13,453
Deferred income taxes, net	3,899	5,341

Total current assets	208,457	227,373

Property and equipment, net	6,106	11,195
Goodwill, net (Note 5)	116,345	135,095
Assets held for sale (Note 2)	16,828	2,618
Deferred income taxes, net	742	—
Other assets	8,858	9,463

Total assets	$357,336	$385,744

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 6)	$2,826	$10,995
Accounts payable and drafts	86,933	117,251
Accrued payroll and benefits	19,389	22,442
Liabilities held for sale (Note 2)	49,690	10,133
Other accrued liabilities	35,242	45,002

Total current liabilities	194,080	205,823

Long-term debt (Note 6)	251,951	249,869
Long-term deferred compensation liabilities and other	8,019	18,496
Liabilities held for sale (Note 2)	9,135	—
Deferred income taxes, net	—	1,016

Total liabilities	463,185	475,204

Commitments and contingencies	—	—
Redeemable Series A Preferred Stock (Note 7)	94,044	91,312

Shareholders’ deficit
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 486,354 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(2,445)	(894)
Retained deficit	(173,322)	(155,752)

Total shareholders’ deficit	(199,893)	(180,772)

Total liabilities and shareholders’ deficit	$357,336	$385,744

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters ended April 3, 2005 and April 4, 2004

	Fiscal Quarter Ended
	April 3,	April 4,
	2005	2004
	(in thousands)
Net sales	$113,098	$125,390
Cost of sales	96,149	107,511

Gross profit	16,949	17,879

Selling, general and administrative expenses	9,473	9,354
Restructuring and severance costs (Note 3)	157	—

Income from continuing operations before interest and income taxes	7,319	8,525
Interest expense, net	8,504	7,556

Income (loss) from continuing operations before income taxes	(1,185)	969

Income tax provision	1,278	920

Income (loss) from continuing operations	(2,463)	49

Income (loss) from discontinued operations, net of taxes of $(1,271)and $175, respectively (Note 2)	(12,373)	345

Net income (loss)	(14,836)	394

Accretion for redemption of preferred stock	(2,732)	(2,665)

Net loss available to common shareholders	$(17,568)	$(2,271)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal quarters ended April 3, 2005 and April 4, 2004

	Fiscal Quarter Ended
	April 3,	April 4,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,836)	$394
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	2,094	2,381
Goodwill impairment charges	7,131	—
Amortization of debt issuance costs	1,142	1,107
Deferred income taxes (benefits)	(316)	659
(Gain) on sale/disposal of property and equipment	(8)	(55)
(Increase) decrease in receivables, net	13,427	10,824
(Increase) decrease in inventory	(318)	(395)
(Increase) decrease in prepaid expenses and other assets	(1,495)	(1,546)
Increase (decrease) in current liabilities	(13,760)	(2,725)
Other, net	(691)	(282)

Net cash provided by (used for) operating activities	(7,630)	10,362

Cash flows from investing activities:
Capital expenditures	(861)	(342)
Payments for contingent consideration	(604)	—
Proceeds from sale/disposal of property and equipment	95	78
Other, net	—	294

Net cash provided by (used for) investing activities	(1,370)	30

Cash flows from financing activities:
Debt issuance costs	(16)	(313)
Changes in revolving debt, net	(4,550)	(634)
Changes in book overdrafts, net	8,067	(3,696)

Net cash provided by (used for) financing activities	3,501	(4,643)

Effect of foreign exchange rate changes on cash and cash equivalents	(362)	(1,278)

Cash and cash equivalents:
Increase (decrease) for the period	(5,861)	4,471
Balance, beginning of period	34,377	36,650

Balance, end of period (including $652 of cash held for sale as of April 3, 2005)	$28,516	$41,121

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

     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters ended April 3, 2005 and April 4, 2004 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.

     Results of operations classified as discontinued at April 3, 2005 have been excluded from the discussion of continuing operations for all periods presented and are discussed separately in Note 2. Net assets held for sale are classified as such in the period that management commits to the plan of the sale. At April 3, 2005, net assets held for sale include substantially all engineering and staffing business in Europe as well as our technical and commercial publishing business primarily in Italy. Net assets held for sale at January 2, 2005 reflect only those associated with European engineering and staffing business.

2. Discontinued Operations

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the on-going operations of MSXI. Selected European businesses are reflected as discontinued operations and eliminated from the on-going operations of MSXI due to management’s decision to divest such operations. Operations reflected as discontinued include substantially all engineering and staffing business in Europe as well as our technical and commercial publishing business primarily in Italy. Management has determined these businesses are no longer core to the company’s strategy due to changing competitive requirements, customer demands and a required focus on business with higher growth and return prospects. For all businesses reflected as discontinued a process for selling such operations has been initiated and prospective buyers have been identified.

     The following summary results of operations information is derived from the businesses that are in the disposal process:

	Fiscal Quarter Ended
	April 3,	April 4,
	2005	2004
	(in thousands)
Net sales	$32,838	$41,925
Cost of sales	30,959	39,202

Gross profit	1,879	2,723
Selling, general and administrative expense	1,774	1,954
Restructuring and severance costs	6,602	—
Goodwill impairment charge	7,131	—

Operating income (loss)	(13,628)	769
Interest expense, net	16	249

Income (loss) before taxes, net	(13,644)	520
Income tax provision (benefit)	(1,271)	175

Income (loss) from discontinued operations	$(12,373)	$345

     Results of discontinued operations include restructuring charges totaling $6.6 million related primarily to employment actions taken in our technical and commercial publishing business in Italy. During the first quarter of 2005 we

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

entered into an agreement with various trade union organizations that establishes a program for permanent employment reductions affecting 124 personnel. Affected employees are expected to utilize the program in the first half of 2006.

     Results of discontinued operations reflect a goodwill impairment charge totaling $7.1 million related to our technical and commercial publishing business in Italy. The impairment charge was calculated based on the estimated fair value of this business versus the carrying value of assets held for sale. Fair value of such assets was estimated based upon market values contemplated in the proposed sale.

     The summary balance sheet information is derived from the businesses that are in the disposal process, which management believes is representative of the net assets of the businesses held for disposal. At April 3, 2005, assets held for sale include substantially all engineering and staffing business in Europe as well as our technical and commercial publishing business primarily in Italy. Net assets held for sale at January 2, 2005 include only our European engineering and staffing business due to the timing of management’s commitment to the sale.

	At April 3,	At January 2,
	2005	2005
	(in thousands)
Assets:
Cash and cash equivalents	$652	$—
Accounts receivable, net	45,511	12,140
Inventory	2,907	—
Prepaid expenses	1,378	1,313

Total current assets held for sale	50,448	13,453
Property and equipment, net	5,673	2,259
Goodwill, net	11,155	359

Total assets held for sale	$67,276	$16,071

Liabilities:
Note payable and current portion of long-term debt	$2,118	$—
Accounts payable and drafts	29,744	2,880
Accrued payroll and benefits	12,231	4,642
Other accrued liabilities	5,597	2,611

Total current liabilities held for sale	49,690	10,133
Long-term deferred compensation liabilities and other	9,135	—

Total liabilities held for sale	$58,825	$10,133

     The net proceeds received from the prospective disposal may be subject to limitations in the Company’s senior credit facility. When such net proceeds become known and available, management anticipates applying them to reduce outstanding indebtedness.

3. Restructuring and Severance:

     The following table shows the activity related to restructuring reserves for the fiscal quarter ended April 3, 2005:

			Other
	Termination	Facility	Contractual
	Benefits	Consolidation	Costs	Total
Reserve at January 2, 2005	573	562	199	1,334
Charges from continuing operations at April 3, 2005	157	—	—	157
Charges from discontinued operations at April 3, 2005	5,198	260	1,144	6,602
Payments and reserve utilization	(89)	(379)	(101)	(569)

Reserve at April 3, 2005	$5,839	$443	$1,242	$7,524

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

4. Accounts Receivable:

     Accounts receivable include both billed and unbilled receivables. Unbilled receivables amounted to $28.1 million and $46.5 million at April 3, 2005 and January 2, 2005, respectively, excluding assets held for sale. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain vendor management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $41.4 million as of April 3, 2005 and $47.6 million as of January 2, 2005. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.

5. Goodwill, net:

     The following summarizes the changes in our goodwill balances by segment, net of assets held for sale, as of January 2, 2005, during the three months ended April 3, 2005:

	Business	Human Capital	Engineering
	Services	Services	Services	Total
Balance at January 2, 2005	$37,703	$97,392	$—	$135,095
Transfer of business unit	(1,809)	1,809	—	—
Goodwill classified as held for sale during the fiscal period	(17,816)	(69)	—	(17,885)
Translation changes and other	(865)	—	—	(865)

Balance at April 3, 2005	$17,213	$99,132	$—	$116,345

     Results of discontinued operations reflect a goodwill impairment charge totaling $7.1 million as discussed further in Note 2.

6. Debt:

     Debt is comprised of the following, excluding amounts held for sale:

	Interest Rates at		Outstanding at
	April 3,	January 2,	April 3,	January 2,
	2005	2005	2005	2005
Senior credit facility	6.00%	5.50%	$2,089	$590
Senior secured notes, net of unamortized discount	11.00%	11.00%	75,103	75,063
Mezzanine term notes, net of unamortized discount	11.50%	11.50%	24,551	24,506
Fourth lien term notes	10.00%	10.00%	20,208	19,710
Senior subordinated notes	11.375%	11.375%	130,000	130,000
Satiz facilities	—	4.455%	—	8,065
Other	7.00%	7.00%	2,826	2,930

			254,777	260,864
Less current portion			2,826	10,995

Total long-term debt			$251,951	$249,869

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

7. Redeemable Series A Preferred Stock:

     As of April 3, 2005 and January 2, 2003 there are 359,448 shares of the Preferred Stock outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. The Preferred Stock is redeemable to the extent that funds are legally available, on or after December 31, 2008, at the option of the company or the shareholder. As of April 3, 2005, dividends accrued totaled $58.1 million, however we have not declared or paid any dividends. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in our debt agreements.

8. Comprehensive Loss:

     Our comprehensive loss was:

	Fiscal Quarter Ended
	April 3,	April 4,
	2005	2004
Net income (loss)	$(14,836)	$394
Other comprehensive loss - foreign currency translation adjustments	(1,551)	(1,314)

Comprehensive loss	$(16,387)	$(920)

9. Income Taxes:

     The company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the quarter ended April 3, 2005 differs from the 35% federal statutory rate primarily because of such valuation allowances and the effect of certain foreign tax rates. Tax expense for the period relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded.

10. Segment Information:

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

     The following is a summary of selected data for each of our segments, excluding discontinued operations:

		Human
	Business	Capital	Engineering
	Services	Services	Services	Other	Total
Quarter Ended April 3, 2005
Net sales — external	$43,169	$46,741	$23,188	$—	$113,098
Net intercompany sales	14	—	15	(29)	—
EBITA	5,561	2,896	2,022	—	10,479

Quarter Ended April 4, 2004
Net sales — external	$45,694	$51,401	$28,295	$—	$125,390
Net intercompany sales	305	2	269	(576)	—
EBITA	6,189	3,702	2,544	—	12,435

     A reconciliation of total segment EBITA to consolidated income (loss) from continuing operations before income taxes is as follows:

	Fiscal Quarter Ended
	April 3,	April 4,
	2005	2004
Total segment EBITA	$10,479	$12,435
Net costs not allocated to segments	(2,637)	(3,348)
Interest expense	(8,504)	(7,556)
Michigan single business tax and other similar taxes	(523)	(562)

Consolidated income (loss) from continuing operations before taxes	$(1,185)	$969

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

11. Stock-Based Compensation:

     We account for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. In June, 2003 we repriced selected outstanding stock options. In accordance with APB Opinion No. 25 we now account for the options under variable plan accounting. We have not recognized any expense related to employee stock options as the estimated fair value of the stock is below the exercise price of the options as of April 3, 2005. Applying the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” would have no effect on our reported results of operations.

12. New Accounting Pronouncements:

     SFAS No. 123-R,: Accounting for Stock-Based Compensation- Revised: Issued by the FASB in December 2004, this standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new statement is now effective for public companies for annual periods beginning after June 15, 2005. MSXI is in the process of studying this statement, and has yet to determine the effects, if any, on its consolidated financial statements.

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of April 3, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$—	$13,893	$13,971	$—	$27,864
Accounts receivable, net	—	65,383	46,459	—	111,842
Inventory	—	9,565	6	—	9,571
Prepaid expenses and other assets	—	3,281	1,552	—	4,833
Assets held for sale	—	—	50,448	—	50,448
Deferred income taxes, net	—	2,370	3,899	(2,370)	3,899

Total current assets	—	94,492	116,335	(2,370)	208,457

Property and equipment, net	—	3,850	2,256	—	6,106
Goodwill, net	—	116,302	43	—	116,345
Investments in subsidiaries	100,048	11,425	—	(111,473)	—
Assets held for sale	—	—	16,828	—	16,828
Other assets	5,258	2,973	627	—	8,858
Deferred income taxes, net	1,876	—	742	(1,876)	742

Total assets	$107,182	$229,042	$136,831	$(115,719)	$357,336

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$2,826	$—	$2,826
Accounts payable and drafts	—	65,602	21,331	—	86,933
Accrued liabilities	4,824	26,647	23,160	—	54,631
Liabilities held for sale	—	—	49,690	—	49,690
Deferred income taxes, net	2,370	—	—	(2,370)	—

Total current liabilities	7,194	92,249	97,007	(2,370)	194,080

Long-term debt	235,116	—	16,835	—	251,951
Intercompany accounts	(29,279)	28,033	1,246	—	—
Long-term deferred compensation and other liabilities	—	6,836	1,183	—	8,019
Liabilities held for sale	—	—	9,135	—	9,135
Deferred income taxes, net	—	1,876	—	(1,876)	—

Total liabilities	213,031	128,994	125,406	(4,246)	463,185

Redeemable Series A Preferred Stock	94,044	—	—	—	94,044
Shareholders’ equity (deficit)	(199,893)	100,048	11,425	(111,473)	(199,893)

Total liabilities and shareholders’ equity (deficit)	$107,182	$229,042	$136,831	$(115,719)	$357,336

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.- continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended April 3, 2005 and April 4, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Quarter Ended April 3, 2005
Net sales	$—	$80,869	$32,257	$(28)	$113,098
Cost of sales	—	69,962	26,215	(28)	96,149

Gross profit	—	10,907	6,042	—	16,949
Selling, general and administrative expenses	—	7,198	2,275	—	9,473
Restructuring and severance costs	—	132	25	—	157

Income (loss) from continuing operations before interest, income taxes, and equity in affiliates	—	3,577	3,742	—	7,319
Interest expense, net	6,253	1,291	960	—	8,504

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,253)	2,286	2,782	—	(1,185)
Income tax provision (benefit)	(808)	827	1,259	—	1,278
Equity in affiliates	2,982	1,523	—	(4,505)	—

Income (loss) from continuing operations	(2,463)	2,982	1,523	(4,505)	(2,463)

Income from discontinued operations, net	(12,373)	(12,373)	(12,373)	24,746	(12,373)

Net income (loss)	$(14,836)	$(9,391)	$(10,850)	$20,241	$(14,836)

Fiscal Quarter Ended April 4, 2004
Net sales	$—	$97,399	$28,567	$(576)	$125,390
Cost of sales	—	87,569	20,518	(576)	107,511

Gross profit	—	9,830	8,049	—	17,879
Selling, general and administrative expenses	—	6,991	2,363	—	9,354

Income from continuing operations before interest, income taxes, and equity in affiliates	—	2,839	5,686	—	8,525
Interest expense, net	6,667	1,099	(210)	—	7,556

Income from continuing operations before income taxes, and equity in affiliates	(6,667)	1,740	5,896	—	969
Income tax provision (benefit)	(622)	436	1,106	—	920
Equity in affiliates	6,095	4,789	—	(10,884)	—

Income from continuing operations	50	6,093	4,790	(10,884)	49
Income from discontinued operations, net	345	345	345	(690)	345

Net income (loss)	$395	$6,438	$5,135	$(11,574)	$394

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal quarter ended April 3, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,836)	$(9,391)	$(10,850)	$20,241	$(14,836)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	9,391	10,850	—	(20,241)	—
Depreciation	—	820	1,274	—	2,094
Goodwill impairment charges	—	—	7,131		7,131
Amortization of debt issuance costs	1,030	—	112	—	1,142
Deferred taxes	(818)	818	(316)	—	(316)
(Gain) Loss on sale/disposal of property and equipment	—	(5)	(3)	—	(8)
(Increase) decrease in receivables, net	—	2,716	10,711	—	13,427
(Increase) decrease in inventory	—	(444)	126	—	(318)
(Increase) decrease in prepaid expenses and other assets	—	(544)	(951)	—	(1,495)
Increase (decrease) in current liabilities	(6,174)	(5,861)	(1,725)	—	(13,760)
Other, net	—	95	(786)	—	(691)

Net cash provided by (used for) operating activities	(11,407)	(946)	4,723	—	(7,630)

Cash flows from investing activities:
Capital expenditures	—	(305)	(556)	—	(861)
Payments for contingent consideration	—	(604)		—	(604)
Proceeds from sale/disposal of property and equipment	—	7	88	—	95

Net cash used for investing activities	—	(902)	(468)	—	(1,370)

Cash flows from financing activities:
Transactions with subsidiaries	3,684	(3,896)	212	—	—
Debt issuance costs	(16)	—		—	(16)
Changes in revolving debt, net	2,089	—	(6,639)	—	(4,550)
Change in book overdrafts	—	8,067	—	—	8,067

Net cash provided by (used for) financing activities	5,757	4,171	(6,427)	—	3,501

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(362)	—	(362)

Cash and cash equivalents:
Increase (decrease) for the period	(5,650)	2,323	(2,534)	—	(5,861)
Balance, beginning of period	5,650	11,570	17,157	—	34,377

Balance, end of period	$—	$13,893	$14,623	$—	$28,516

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

13. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal quarter ended April 4, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$394	$6,439	$5,134	$(11,573)	$394
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(6,439)	(5,134)	—	11,573	—
Depreciation	—	1,212	1,169	—	2,381
Amortization of debt issuance costs	1,028	—	79	—	1,107
Deferred taxes	(572)	573	658	—	659
Loss on sale/disposal of property and equipment	—	3	(58)	—	(55)
(Increase) decrease in receivables, net	—	6,218	4,606	—	10,824
(Increase) decrease in inventory	—	(434)	39	—	(395)
(Increase) decrease in prepaid expenses and other assets	—	(610)	(936)	—	(1,546)
Increase (decrease) in current liabilities	(4,276)	10,712	(9,161)	—	(2,725)
Other, net	—	(143)	(139)	—	(282)

Net cash provided by (used for) operating activities	(9,865)	18,836	1,391	—	10,362

Cash flows from investing activities:
Capital expenditures	—	(200)	(142)	—	(342)
Proceeds from sale/disposition of property and equipment	—	2	76	—	78
Other, net	—	294	0	—	294

Net cash used for investing activities	—	96	(66)	—	30

Cash flows from financing activities:
Transactions with subsidiaries	17,811	(13,261)	(4,550)	—	—
Debt issuance costs	(296)	—	(17)	—	(313)
Changes in revolving debt, net	—	—	(634)	—	(634)
Change in book overdrafts	—	(3,696)	—	—	(3,696)

Net cash provided by (used for) financing activities	17,515	(16,957)	(5,201)	—	(4,643)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,278)	—	(1,278)

Cash and cash equivalents:
Increase (decrease) for the period	7,650	1,975	(5,154)	—	4,471
Balance, beginning of period	18,600	391	17,659	—	36,650

Balance, end of period	$26,250	$2,366	$12,505	$—	$41,121

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
as of April 3, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$—	$1,456	$13,893	$12,515	$—	$27,864
Accounts receivable, net	—	9,757	65,383	36,702	—	111,842
Inventory	—	—	9,565	6	—	9,571
Prepaid expenses and other assets	—	454	3,281	1,098	—	4,833
Assets held for sale	—	9,991	—	40,457	—	50,448
Deferred income taxes, net	—	540	2,370	3,359	(2,370)	3,899

Total current assets	—	22,198	94,492	94,137	(2,370)	208,457

Property and equipment, net	—	880	3,850	1,376	—	6,106
Goodwill, net	—	32	116,302	11	—	116,345
Investments in subsidiaries	100,048	—	11,425	9,628	(121,101)	—
Assets held for sale	—	609	—	16,219	—	16,828
Other assets	5,258	443	2,973	184	—	8,858
Deferred income taxes, net	1,876	—	—	1,281	(2,415)	742

Total assets	$107,182	$24,162	$229,042	$122,836	$(125,886)	$357,336

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$2,826	$—	$2,826
Accounts payable and drafts	—	5,331	65,602	16,000	—	86,933
Accrued liabilities	4,824	4,490	26,647	18,670	—	54,631
Liabilities held for sale	—	5,944	—	43,746	—	49,690
Deferred income taxes, net	2,370	—	—	—	(2,370)	—

Total current liabilities	7,194	15,765	92,249	81,242	(2,370)	194,080

Long-term debt	235,116	16,835	—	—	—	251,951
Intercompany accounts	(29,279)	(19,011)	28,033	20,257	—	—
Long-term deferred compensation and other liabilities	—	403	6,836	780	—	8,019
Liabilities held for sale	—	—	—	9,135	—	9,135
Deferred income taxes, net	—	539	1,876	—	(2,415)	—

Total liabilities	213,031	14,531	128,994	111,414	(4,785)	463,185

Redeemable Series A Preferred Stock	94,044	—	—	—	—	94,044
Shareholders’ equity (deficit)	(199,893)	9,631	100,048	11,422	(121,101)	(199,893)

Total liabilities and shareholders’ equity (deficit)	$107,182	$24,162	$229,042	$122,836	$(125,886)	$357,336

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended April 3, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Quarter Ended April 3, 2005

Net sales	$—	$5,985	$80,869	$26,272	$(28)	$113,098
Cost of sales	—	4,537	69,962	21,678	(28)	96,149

Gross profit	—	1,448	10,907	4,594	—	16,949
Selling, general and administrative expenses	—	547	7,198	1,728	—	9,473
Restructuring and severance costs	—	—	132	25	—	157

Income (loss) from continuing operations before interest, income taxes, and equity in affiliates	—	901	3,577	2,841	—	7,319
Interest expense (income), net	6,253	737	1,291	223	—	8,504

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,253)	164	2,286	2,618	—	(1,185)
Income tax provision (benefit)	(808)	—	827	1,259	—	1,278
Equity in affiliates	2,982	—	1,523	164	(4,669)	—

Income (loss) from continuing operations	(2,463)	164	2,982	1,523	(4,669)	(2,463)

Income from discontinued operations, net	(12,373)	198	(12,373)	(12,373)	24,548	(12,373)

Net income (loss)	$(14,836)	$362	$(9,391)	$(10,850)	$19,879	$(14,836)

Fiscal Quarter Ended April 4, 2004

Net sales	$—	$5,843	$97,399	$22,724	$(576)	$125,390
Cost of sales	—	4,277	87,569	16,241	(576)	107,511

Gross profit	—	1,566	9,830	6,483	—	17,879
Selling, general and administrative expenses	—	993	6,991	1,370	—	9,354

Income from continuing operations before interest, income taxes, and equity in affiliates	—	573	2,839	5,113	—	8,525
Interest expense (income), net	6,667	(216)	1,099	6	—	7,556

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,667)	789	1,740	5,107	—	969
Income tax provision (benefit)	(622)	422	436	684	—	920
Minority interests and equity in affiliates, net of taxes	6,095	—	4,789	367	(11,251)	—

Income (loss) from continuing operations	50	367	6,093	4,790	(11,251)	49

Income (loss) from discontinued operations	345	602	345	345	(1,292)	345

Net income (loss)	$395	$969	$6,438	$5,135	$(12,543)	$394

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal quarter ended April 3, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$(14,836)	$362	$(9,391)	$(10,850)	$19,879	$(14,836)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	9,391	—	10,850	(362)	(19,879)	—
Depreciation	—	300	820	974	—	2,094
Goodwill impairment charges	—	—	—	7,131		7,131
Amortization of debt issuance costs	1,030	112	—	—	—	1,142
Deferred taxes	(818)	1	818	(317)	—	(316)
(Gain) on sale/disposal of property and equipment	—	(3)	(5)	—	—	(8)
(Increase) decrease in receivable, net	—	341	2,716	10,370	—	13,427
(Increase) decrease in inventory	—	—	(444)	126	—	(318)
(Increase) decrease in prepaid expenses and other assets	—	(69)	(544)	(882)	—	(1,495)
Increase (decrease) in current liabilities	(6,174)	(864)	(5,861)	(861)	—	(13,760)
Other, net	—	28	95	(814)	—	(691)

Net cash provided by (used for) operating activities	(11,407)	208	(946)	4,515	—	(7,630)

Cash flows from investing activities:
Capital expenditures	—	(130)	(305)	(426)		(861)
Payments for contingent consideration	—	—	(604)	—		(604)
Proceeds from sale/disposal of property and equipment	—	3	7	85		95

Net cash used for investing activities	—	(127)	(902)	(341)	—	(1,370)

Cash flows from financing activities:
Transactions with subsidiaries	3,684	2,742	(3,896)	(2,530)	—	—
Debt issuance costs	(16)	—	—	—	—	(16)
Changes in revolving debt, net	2,089	(588)	—	(6,051)	—	(4,550)
Changes in book overdrafts, net	—	—	8,067	—	—	8,067

Net cash provided by (used for) financing activities	5,757	2,154	4,171	(8,581)	—	3,501

Effect of foreign exchange rate changes on cash and cash equivalents	—	(797)	—	435	—	(362)

Cash and cash equivalents:
Increase (decrease) for the period	(5,650)	1,438	2,323	(3,972)	—	(5,861)
Balance, beginning of period	5,650	18	11,570	17,139	—	34,377

Balance, end of period	$—	$1,456	$13,893	$13,167	$—	$28,516

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)

14. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued

MSX INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended April 4, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$394	$968	$6,439	$5,134	$(12,541)	$394
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(6,439)	—	(5,134)	(968)	12,541	—
Depreciation	—	401	1,212	768	—	2,381
Amortization of debt issuance costs	1,028	79	—	—	—	1,107
Deferred taxes	(572)	116	573	542	—	659
Loss on sale/disposal of property and equipment	—	(70)	3	12	—	(55)
(Increase) decrease in receivable, net	—	4,016	6,218	590	—	10,824
(Increase) decrease in inventory	—	(3)	(434)	42	—	(395)
(Increase) decrease in prepaid expenses and other assets	—	(70)	(610)	(866)	—	(1,546)
Increase (decrease) in current liabilities	(4,276)	(8,389)	10,712	(772)	—	(2,725)
Other, net	—	49	(143)	(188)	—	(282)

Net cash provided by (used for) operating activities	(9,865)	(2,903)	18,836	4,294	—	10,362

Cash flows from investing activities:
Capital expenditures	—	(51)	(200)	(91)	—	(342)
Loss on sale/disposal of property and equipment	—	66	2	10	—	78
Other, net	—	—	294	—	—	294

Net cash used for investing activities	—	15	96	(81)	—	30

Cash flows from financing activities:
Transactions with subsidiaries	17,811	(1,894)	(13,261)	(2,656)	—	—
Debt issuance costs	(296)	(17)	—	—	—	(313)
Changes in revolving debt, net	—	—	—	(634)	—	(634)
Changes in book overdrafts, net	—	—	(3,696)	—	—	(3,696)

Net cash provided by (used for) financing activities	17,515	(1,911)	(16,957)	(3,290)	—	(4,643)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(741)	—	(537)	—	(1,278)

Cash and cash equivalents:
Increase (decrease) for the period	7,650	(5,540)	1,975	386	—	4,471
Balance, beginning of period	18,600	5,639	391	12,020	—	36,650

Balance, end of period	$26,250	$99	$2,366	$12,406	$—	$41,121

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Outlook

     Our business segments are affected by differing industry dynamics. As a result of trends, we have experienced an overall revenue decline during the past several years. Our revenue remains under pressure from continuing cost containment actions at our major customers. We believe that automotive OEM budgets will continue to be challenged due to excess capacity, competition for market share, and pressure to reduce costs.

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

     We are continually enhancing our overall business strategy by evaluating the rate of return on our portfolio of service offerings. During the fourth quarter of fiscal 2004, we determined we would seek to divest substantially all of our engineering and staffing businesses in Europe. During the first quarter of 2005, we determined we would seek to divest our technical and commercial publishing business primarily in Italy. Management will continue to explore and evaluate additional development alternatives to focus the company on business units with excellent growth prospects, particularly in the areas of warranty and dealership consulting. Operations classified as discontinued at April 3, 2005 have been excluded from the discussion of continuing operations and are discussed separately under the heading “Discontinued Operations”.

     Net Sales

     For the first quarter of fiscal 2005, consolidated net sales decreased $12.3 million, or 9.8%, from $125.4 million in the first quarter of fiscal 2004 to $113.1 million during fiscal 2005. First quarter 2005 reflect one week less sales for selected businesses due to the 53rd week included in the first quarter of 2004 as a result of our fiscal calendar. This reduction in billable days along with reduced demand from our traditional automotive customers resulted in a 9.8% reduction in net sales from continuing operations. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Quarter Ended
	April 3,	April 4,	(Dec) vs. 2004
	2005	2004	$	%
		(dollars in thousands)
Business Services	$43,169	$45,694	$(2,525)	(5.5%)
Human Capital Services	46,741	51,401	(4,660)	(9.1%)
Engineering Services	23,188	28,295	(5,107)	(18.0%)

Total net sales	$113,098	$125,390	$(12,292)	(9.8%)

     The decline in business services reflects reduced volumes in our U.S. programs offset by favorable volumes on warranty and retail improvement programs in Europe. U.S. program volumes have declined primarily due to the exit/cancellation of certain non-core or low margin business. Several new programs were launched in late 2004 and during the first quarter of 2005, partially offsetting these losses. European volume improvements reflects the impact of new programs and included a $1.4 million benefit from favorable exchange rates versus 2004.

     The decline in human capital services primarily reflects reduced volumes in our engineering staffing and IT and technical staffing service. Volume reductions reflect a 11.6% decline in automotive contract staffing volumes while other human capital services volumes decreased 5.1% versus fiscal 2004. The decline in automotive staffing volumes reflect continued pressures from auto clients to reduce costs in response to lower sales volumes.

     Sales of engineering services reflect declining volumes in outsourced OEM engineering programs and specialty vehicle programs due to reduced OEM budgets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Operating Profit

     Our consolidated gross profit, selling, general and administrative expenses and operating income for the periods presented were:

	Fiscal Quarter Ended
			Inc / (Dec) vs. 2004
	April 3,	April 4,
	2005	2004	$	%
	(dollars in thousands)
Gross profit	$16,949	$17,879	$(930)	(5.2)%
% of net sales	15.0%	14.3%	n/a	n/a
Selling, general and administrative expenses	$9,473	$9,354	$119	1.3%
% of net sales	8.4%	7.5%	n/a	n/a
Operating income (loss)	$(1,185)	$969	$(2,154)	(222.3%)
% of net sales	(1.0%)	0.8%	n/a	n/a

     Overall gross profit declined quarter over quarter due to reduced volumes across our business segments. Such volume reductions resulted in a decrease in gross margins of approximately $1.7 million versus 2004. The impact of reduced volumes was partially offset by improved profits on 2005 programs due to reductions in operating costs and displacement of lower margin programs. As a result of profit improvement initiatives gross margin as a percent of sales improved versus 2004. Selling, general and administrative costs increased as a percentage of sales from 2004 as a result of reduced volumes and increased investment in sales initiatives during 2005. We will continue to review such costs relative to projected levels of business and implement additional reductions as necessary. Operating results during 2005 also include restructuring costs totaling $0.2 million related to employment related actions taken during the first quarter.

     Interest expense

     Interest expense increased from $7.6 million during the first quarter of 2004 to $8.5 million during the first quarter of 2005, a $0.9 million increase. The increase in interest expense compared to 2004 primarily resulted from the impact of foreign exchange rates on the recorded value of U.S. dollar denominated debt issued by our U.K. subsidiary. Such rates resulted in an adverse impact in the first quarter of 2005 and a favorable impact in the comparable period of 2004.

     Income taxes

     The company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the quarter ended April 3, 2005 differs from the 35% federal statutory rate primarily because of these valuation allowances. Tax expense for the period relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded.

     Discontinued Operations

     Selected European businesses are reflected as discontinued operations and eliminated from the on-going operations of MSXI due to management’s decision to divest such operations. Operations reflected as discontinued include substantially all engineering and staffing business in Europe as well as our technical and commercial publishing business primarily in Italy. Management has determined these businesses are no longer core to the company’s strategy due to changing competitive requirements, customer demands and our focus on businesses with higher growth and return prospects. For all businesses reflected as discontinued a process for selling such operations has been initiated and prospective buyers have been identified. In accordance with SFAS No. 144, discontinued operations have been eliminated from the on-going operations of MSXI.

     Results of discontinued operations include restructuring charges totaling $6.6 million related primarily to employment actions taken in our technical and commercial publishing business in Italy. During the first quarter of 2005 we entered into an agreement with various trade union organizations that establishes a program for permanent employment reductions affecting 124 personnel. Affected employees are expected to utilize the program in the first half of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Results of discontinued operations also reflect a goodwill impairment charge totaling $7.1 million related to our technical and commercial publishing business in Italy. The impairment charge was calculated based on the estimated fair value of this business versus the carrying value of assets held for sale. The fair value of such assets was estimated based upon market values contemplated in the proposed sale.

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

     Operating Activities. Net cash used for operating activities was $7.6 million for the first quarter of fiscal 2005 compared to net cash provided by operating activities of $10.4 million during fiscal 2004. The reduction in cash from operating activities primarily reflects improvements in accounts receivable collections offset by negative changes in working capital due to the timing of vendor payments. Due to the timing of vendor payments a significant portion of our vendor payments are reflected as bank overdrafts during 2005 versus accounts payable during 2004. In addition, operating cash flows in 2005 reflect the payment of management bonuses totaling $2.4 million. The remaining reduction in operating cash flows reflects lower earnings versus 2004. As of April 3, 2005, $16.5 million of cash balances were held on behalf of a vendor management solutions partner. Subsequent to the first fiscal quarter in 2005, approximately $13.0 million of such balances were paid to the partner in accordance with normal terms.

     Investing Activities. Net cash used for investing activities was $1.4 million for the first quarter of 2005 compared to net cash provided by investing activities of $30 thousand for the first quarter of 2004. During the first quarter of 2005, net cash used for investing activities included a $0.6 million payment related to the settlement of a contingent earnout obligation.

     Financing Activities. Net cash provided by financing activities was $3.5 million for the first quarter of 2005 compared to net cash used for financing activities of $4.6 million for the first quarter of 2004. Financing activities during 2005 also includes an increase in book overdrafts, of $8.1 million, compared to 2004 due to the timing of vendor payments.

     Liquidity and Available Financings

     Our total indebtedness as of April 3, 2005 consists of senior secured notes, mezzanine term notes, fourth lien term notes, senior subordinated notes and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contingent commitments related to letters of credit totaling about $5.3 million at April 3, 2005.

     Available borrowings under our credit facility as of April 3, 2005 are subject to accounts receivable balance requirements. As of April 3, 2005 we have $35.2 million available for immediate borrowing based on eligible accounts receivable as determined in accordance with our credit agreement, as amended.

     We believe that our financing arrangements, including further expected changes to arrangements in Italy, provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations (“see part II, Item I. Legal Proceedings”) through the term of our senior credit facility, although there can be no assurance that will be the case. We expect to obtain a suitable extension to our amended and restated credit facility on or before its expiration. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our new credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.

New Accounting Pronouncements

     SFAS No. 123-R,: Accounting for Stock-Based Compensation- Revised: Issued by the FASB in December 2004, this standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new statement is now effective for public companies for annual periods beginning after June 15, 2005. MSXI is in the process of studying this statement, and has yet to determine the effects, if any, on its consolidated financial statements.

Forward — Looking Statements

     Certain of the statements made in this report on Form 10-Q, including those concerning restructuring activities and other operational improvements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by the use of forward looking terminology such as “believes,” “expects,” “estimates,” “will,” “should,” “plans,” “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are based on current management projections and expectations. They involve significant risks and uncertainties. As such, they are not guarantees of future performance. MSX International disclaims any intent or obligation to update such statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of fiscal 2005 the following matter was ratified and approved by the consent of a majority of the holders of our outstanding common stock:

•	The following persons were elected to the MSX International, Inc. Board of Directors:

  Robert Netolicka
  Erwin H. Billig
  David E. Cole
  Charles E. Corpening
  Michael A. Delaney
  Richard J. Puricelli
  Thomas Stallkamp

ITEM 6. EXHIBITS

(a) Exhibits:

10.1	Summary of the Collective Dismissal Agreement between Satiz Srl and the Trade Union Organizations.

10.2	Intercreditor Agreement.

31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2005

MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn
Frederick K. Minturn
Executive Vice President and
Chief Financial Officer

(Chief accounting officer and authorized signatory)

EXHIBIT INDEX

EX	DESCRIPTION
10.1	Summary of the Collective Dismissal Agreement between Satiz Srl and the Trade Union Organizations.

10.2	Intercreditor Agreement.

31.1	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.