Form 10-Q
period 2005-07-03
MSX INTERNATIONAL INC
filed 2005-08-16
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☑
At August 16, 2005, 486,354 shares of Class A common stock of the Registrant were outstanding.

MSX INTERNATIONAL, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MSX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
as of July 3, 2005 and January 2, 2005

	July 3,	January 2,
	2005	2005
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$32,153	$34,377
Accounts receivable, net (Note 4)	118,042	158,640
Inventory	7,675	12,160
Prepaid expenses and other assets	4,286	3,402
Assets held for sale (Note 2)	27,488	13,453
Deferred income taxes, net	1,711	5,341

Total current assets	191,355	227,373

Property and equipment, net	5,142	11,195
Goodwill, net (Note 5)	116,403	135,095
Assets held for sale (Note 2)	13,488	2,618
Other assets	7,957	9,463
Deferred income taxes, net	2,180	—

Total assets	$336,525	$385,744

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 6)	$2,663	$10,995
Accounts payable and drafts	85,142	117,251
Accrued payroll and benefits	20,031	22,442
Other accrued liabilities	43,485	45,002
Liabilities held for sale (Note 2)	31,212	10,133

Total current liabilities	182,533	205,823

Long-term debt (Note 6)	250,459	249,869
Long-term deferred compensation liabilities and other	6,775	18,496
Liabilities held for sale (Note 2)	8,458	—
Deferred income taxes, net	—	1,016

Total liabilities	448,225	475,204

Commitments and contingencies	—	—
Redeemable Series A Preferred Stock (Note 7)	96,776	91,312

Shareholders’ deficit
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 486,354 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(3,854)	(894)
Retained deficit	(180,496)	(155,752)

Total shareholders’ deficit	(208,476)	(180,772)

Total liabilities and shareholders’ deficit	$336,525	$385,744

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal six months ended July 3, 2005 and July 4, 2004

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
	(in thousands)

Net sales	$116,939	$113,674	$230,037	$239,064
Cost of sales	98,180	96,684	194,990	204,195

Gross profit	18,759	16,990	35,047	34,869

Selling, general and administrative expenses	8,600	8,623	17,412	17,977
Restructuring and severance costs (Note 3)	346	521	503	521

Income from continuing operations before interest and income taxes	9,813	7,846	17,132	16,371

Interest expense, net	8,967	8,216	17,471	15,772

Income (loss) from continuing operations before income taxes	846	(370)	(339)	599

Income tax provision	382	69	1,660	989

Income (loss) from continuing operations	464	(439)	(1,999)	(390)

Income (loss) from discontinued operations, net of taxes of $(1,706) and $(65), respectively (Note 2)	(4,908)	323	(17,281)	668

Net income (loss)	(4,444)	(116)	(19,280)	278

Accretion for redemption of preferred stock	(2,732)	(2,178)	(5,464)	(4,843)

Net loss available to common shareholders	$(7,176)	$(2,294)	$(24,744)	$(4,565)

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal six months ended July 3, 2005 and July 4, 2004

	Fiscal Six Months Ended
	July 3,	July 4,
	2005	2004
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$(19,280)	$278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on sale of businesses	3,998	—
Depreciation	3,516	4,713
Goodwill impairment charges	7,131	—
Amortization of debt issuance costs	2,287	2,182
Deferred income taxes (benefits)	434	877
(Gain) on sale/disposal of property and equipment	(100)	(50)
(Increase) decrease in receivables, net	21,001	23,600
(Increase) decrease in inventory	1,680	(688)
(Increase) decrease in prepaid expenses and other assets	(924)	(991)
Increase (decrease) in current liabilities	(5,424)	(19,460)
Other, net	(1,694)	(408)

Net cash provided by operating activities	12,625	10,053

Cash flows from investing activities:
Capital expenditures	(1,586)	(1,117)
Payments for contingent consideration	(1,208)	—
Proceeds from sale of businesses, net	5,041	—
Proceeds from sale/disposal of property and equipment	202	150
Other, net	—	307

Net cash provided by (used for) investing activities	2,449	(660)

Cash flows from financing activities:
Debt issuance costs	(19)	(406)
Changes in revolving debt, net	(8,605)	(147)
Changes in book overdrafts, net	(6,166)	(12,417)

Net cash used for financing activities	(14,790)	(12,970)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,567)	(956)

Cash and cash equivalents:
Decrease for the period	(1,283)	(4,533)
Balance, beginning of period	34,377	36,650

Balance, end of period (including $941 of cash held for sale as of July 3, 2005)	$33,094	$32,117

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
     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal six months ended July 3, 2005 and July 4, 2004 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.
     Results of operations classified as discontinued at July 3, 2005 have been excluded from the discussion of continuing operations for all periods presented and are discussed separately in Note 2. Net assets held for sale are classified as such in the period that management commits to the plan of sale. At July 3, 2005, net assets held for sale include all remaining engineering operations in Germany as well as our technical and commercial publishing business based primarily in Italy. Net assets held for sale at January 2, 2005 reflect those associated with our European engineering and staffing operations, a substantial portion of which were sold during the second quarter of 2005.
2. Discontinued Operations
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the on-going operations of MSXI. Selected European businesses are reflected as discontinued operations and eliminated from the on-going operations of MSXI due to management’s decision to divest such operations. Operations reflected as discontinued include substantially all engineering and staffing business in Europe as well as our technical and commercial publishing business based primarily in Italy. Management has determined these businesses are no longer core to the company’s strategy due to changing competitive requirements, customer demands and a required focus on business with higher growth and return prospects. For all businesses reflected as discontinued a process for selling such operations has been initiated and prospective buyers have been identified.
     On July 1, 2005, we completed the disposition of substantially all the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of about $7.9 million, before related expenses. $5.0 million in proceeds were received upon closing, and an additional $1.5 million was placed in escrow pending the resolution of certain post-closing matters. Remaining proceeds estimated at $1.4 million resulted from a purchase price adjustment based on closing net asset values. Proceeds associated with the purchase price adjustment are expected to be collected during the third quarter of 2005. All proceeds from the U.K. sale are subject to a blocked account control agreement with our banking institution pending resolution pursuant to the terms of our senior credit facility. MSX International Limited continues to deliver technical business services and vendor management programs to customers.
     In June 2005 we completed the disposition of Cadform MSX Engineering GmbH (“Cadform”), an engineering subsidiary based in Germany. Prior to concluding the sale, MSX International Engineering GmbH (Cadform’s parent company) contributed € 1 million of additional equity to Cadform and purchased certain real property from Cadform for € 1.3 million. The sale was completed for nominal proceeds to MSXI resulting in a net loss of $4.6 million. The sale of Cadform eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     The net loss resulting from both sales was derived as follows:

Gross sale price	$7,872
Less:
Net assets sold	7,803
Reserves and expenses	4,067

Loss on sale, net	$3,998

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
     A summary of the assets and liabilities sold during the period are as follows:

Assets:
Cash and cash equivalents	$181
Accounts receivable, net	10,470
Prepaid expenses	975

Total current assets held for sale	11,626
Property and equipment, net	1,936

Total assets sold	13,562

Liabilities:
Accounts payable and drafts	1,127
Accrued payroll and benefits	1,918
Other accrued liabilities	2,714

Total liabilities sold	5,759

Net assets sold	$7,803

     The following summary results of operations information is derived from the businesses that were sold or are in the disposal process as of July 3, 2005:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
Net sales	$32,349	$40,226	$65,187	$82,151
Cost of sales	30,095	37,834	61,054	77,036

Gross profit	2,254	2,392	4,133	5,115
Selling, general and administrative expense	1,908	2,178	3,682	4,131
Restructuring and severance	—	—	6,602	—
Goodwill impairment charge	—	—	7,131	—

Operating income (loss)	346	214	(13,282)	984
Interest expense, net	53	131	69	381
Net loss on sale of businesses	3,998	—	3,998	—

Income (loss) before taxes, net	(3,705)	83	(17,349)	603
Income tax expense (benefit)	1,203	(240)	(68)	(65)

Income (loss) from discontinued operations	$(4,908)	$323	$(17,281)	$668

     Results of discontinued operations include restructuring charges of $6.6 million for the first six months of fiscal 2005 related primarily to employment actions taken in our technical and commercial publishing business in Italy. During the first quarter of 2005 we entered into an agreement with various trade union organizations that establishes a program for permanent employment reductions affecting 124 personnel. Affected employees are expected to utilize the program in the first half of 2006. The Italian government approved the agreements and related program during the second quarter of 2005.
     Results of discontinued operations reflect a goodwill impairment charge of $7.1 million for the first six months of fiscal 2005 related to our technical and commercial publishing business in Italy. The impairment charge was calculated based on the estimated fair value of this business versus the carrying value of assets held for sale. Fair value of such assets was estimated based upon market values contemplated in the proposed sale.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
     The following summary balance sheet information is derived from the businesses that are in the disposal process, which management believes is representative of the net assets of the businesses held for disposal. At July 3, 2005, assets held for sale include our remaining engineering operations in Germany as well as our Italian technical and commercial publishing business. Net assets held for sale at January 2, 2005 include only our European engineering and staffing, a substantial portion of which were sold during the second quarter of 2005.

	At July 3,	At January 2,
	2005	2005
Assets:
Cash and cash equivalents	$941	$—
Accounts receivable, net	23,363	12,140
Inventory	2,804	—
Prepaid expenses	380	1,313

Total current assets held for sale	27,488	13,453
Property and equipment, net	4,273	2,259
Goodwill, net	9,215	359

Total assets held for sale	40,976	16,071

Liabilities:
Note payable and current portion of long-term debt	310	—
Accounts payable and drafts	20,847	2,880
Accrued payroll and benefits	8,656	4,642
Other accrued liabilities	1,399	2,611

Total current liabilities held for sale	31,212	10,133
Long-term deferred compensation liabilities and other	8,458	—

Total liabilities held for sale	39,670	10,133

Net assets held for sale	$1,306	$5,938

     The net proceeds received from a prospective sale may be subject to limitations in the Company’s senior credit facility. When such net proceeds become known and available, management anticipates applying them to reduce indebtedness pursuant to the terms of our senior credit facility.
3. Restructuring and Severance:
     The following table presents the activity related to restructuring reserves for the fiscal six months ended July 3, 2005:

			Other
	Termination	Facility	Contractual
	Benefits	Consolidation	Costs	Total
Reserve at January 2, 2005	$573	$562	$199	$1,334
Charges from continuing operations through July 3, 2005	503	—	—	503
Charges from discontinued operations through July 3, 2005	5,198	260	1,144	6,602
Payments and reserve utilization through July 3, 2005	(503)	(562)	(103)	(1,168)

Reserve through July 3, 2005	$5,771	$260	$1,240	$7,271

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
4. Accounts Receivable:
     Accounts receivable include both billed and unbilled receivables. Unbilled receivables amounted to $38.4 million and $46.5 million at July 3, 2005 and January 2, 2005, respectively, excluding assets held for sale. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain vendor management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $50.1 million as of July 3, 2005 and $47.6 million as of January 2, 2005. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.
5. Goodwill, net:
     The following summarizes the changes in our goodwill balances by segment, net of assets held for sale as of January 2, 2005, during the fiscal six months ended July 3, 2005:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Total

Balance at January 2, 2005	$37,703	$97,392	$—	$135,095
Transfer of business unit	(1,809)	1,809	—	—
Goodwill classified as held for sale during the fiscal period	(17,816)	(69)	—	(17,885)
Translation changes and other	(807)	—	—	(807)

Balance at July 3, 2005	$17,271	$99,132	$—	$116,403

     Results of discontinued operations reflect a goodwill impairment charge totaling $7.1 million as discussed further in Note 2.
6. Debt:
     Debt is comprised of the following, excluding amounts held for sale:

	Interest Rates at		Outstanding at
	July 3,	January 2,	July 3,	January 2,
	2005	2005	2005	2005

Senior credit facility	6.25%	5.50%	$—	$590
Senior secured notes, net of unamortized discount	11.00%	11.00%	75,145	75,063
Mezzanine term notes, net of unamortized discount	11.50%	11.50%	24,595	24,506
Fourth lien term notes	10.00%	10.00%	20,719	19,710
Senior subordinated notes	11.375%	11.375%	130,000	130,000
Satiz facility	—	4.455%	—	8,065
Other	7.00%	7.00%	2,663	2,930

			253,122	260,864
Less current portion			2,663	10,995

Total long-term debt			$250,459	$249,869

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
7. Redeemable Series A Preferred Stock:
     As of July 3, 2005 and January 2, 2005 there are 359,448 shares of Redeemable Series A Preferred Stock (“the Preferred Stock”) outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. The Preferred Stock is redeemable to the extent that funds are legally available, on or after December 31, 2008, at the option of the company or the shareholder. As of July 3, 2005, dividends accrued totaled $60.8 million, however, we have not declared or paid any dividends. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in our debt agreements.
8. Comprehensive Loss:
     Our comprehensive loss was:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004

Net income (loss)	$(4,444)	$(116)	$(19,280)	$278
Other comprehensive loss — foreign currency translation adjustments	(1,409)	(162)	(2,960)	(1,476)

Comprehensive loss	$(5,853)	$(278)	$(22,240)	$(1,198)

9. Income Taxes:
     The company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the quarter and six months ended July 3, 2005 differs from the 35% federal statutory rate primarily because of such valuation allowances and the effect of certain foreign tax rates. The income tax expense for the quarter and six months ended July 3, 2005 relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded.
10. Segment Information:
     MSXI is a global provider of technical business outsourcing services to the automotive and other industries. Our operations include business outsourcing services, human capital services, and engineering services. Our business outsourcing services include warranty and retail process improvement programs and outsourcing of related administrative functions. Human capital services include a full range of staffing solutions, including direct support of our engineering and business services. Engineering services offers a full range of total product, custom, or single point engineering solutions. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131 due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, common customers, and marketing and sales processes.
     The accounting policies of each of our segments are the same as those for MSXI except that the financial results for each segment are presented using a management approach. We evaluate performance based on earnings before interest, taxes (including the Michigan Single Business Tax and other similar taxes), amortization and non-cash charges, (EBITA). The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs and termination and restructuring costs are not allocated to the segments.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
     The following is a summary of selected data for each of our segments, excluding discontinued operations:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Other	Total

Quarter Ended July 3, 2005

Net sales — external	$44,118	$47,270	$25,551	$—	$116,939
Net intercompany sales	13	—	(13)	—	—
EBITA	6,323	4,156	2,732	—	13,211

Quarter Ended July 4, 2004

Net sales — external	43,254	48,439	21,981	—	113,674
Net intercompany sales	610	7	(282)	(335)	—
EBITA	6,485	2,547	1,730	—	10,762

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Other	Total

Six Months Ended July 3, 2005

Net sales — external	$87,287	$94,011	$48,739	$—	$230,037
Net intercompany sales	27	—	2	(29)	—
EBITA	11,884	7,052	4,754	—	23,690

Six Months Ended July 4, 2004

Net sales — external	88,948	99,840	50,276	—	239,064
Net intercompany sales	915	9	(13)	(911)	—
EBITA	12,674	6,249	4,274	—	23,197
     A reconciliation of total segment EBITA to consolidated income (loss) from continuing operations before income taxes is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004

Total segment EBITA	$13,211	$10,762	$23,690	$23,197
Net costs not allocated to segments	(2,870)	(2,469)	(5,507)	(5,817)
Interest expense	(8,967)	(8,216)	(17,471)	(15,772)
Michigan single business tax and other similar taxes	(528)	(447)	(1,051)	(1,009)

Consolidated income (loss) from continuing operations before taxes	$846	$(370)	$(339)	$599

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
11. Stock-Based Compensation:
     We account for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. As a result of option repricing transactions we account for the options under variable plan accounting in accordance with APB Opinion No. 25. We have not recognized any expense related to employee stock options as outstanding estimated fair value of the stock is below the exercise price of the options as of July 3, 2005. For the periods resented, applying the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” would have no effect on our reported results of operations.
12. New Accounting Pronouncements:
     SFAS No. 123-R,: Accounting for Stock-Based Compensation — Revised: Issued by the FASB in December 2004, this standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new statement is now effective for public companies for annual periods beginning after June 15, 2005. We are is in the process of studying this statement, and we have to determine the effects, if any, on its consolidated financial statements.

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
13. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of July 3, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$9,822	$474	$21,857	$—	$32,153
Accounts receivable, net	—	76,543	41,499	—	118,042
Inventory	—	7,669	6	—	7,675
Prepaid expenses and other assets	—	2,672	1,614	—	4,286
Assets held for sale	—	—	27,488	—	27,488
Deferred income taxes, net	—	2,208	1,711	(2,208)	1,711

Total current assets	9,822	89,566	94,175	(2,208)	191,355

Property and equipment, net	—	3,496	1,646	—	5,142
Goodwill, net	—	116,302	101	—	116,403
Investments in subsidiaries	99,326	4,490	—	(103,816)	—
Assets held for sale	—	—	13,488	—	13,488
Other assets	4,736	2,777	444	—	7,957
Deferred income taxes, net	2,587	—	2,180	(2,587)	2,180

Total assets	$116,471	$216,631	$112,034	$(108,611)	$336,525

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$2,663	$—	$2,663
Accounts payable and drafts	—	64,186	20,956	—	85,142
Accrued liabilities	11,753	26,140	25,623	—	63,516
Liabilities held for sale	—	—	31,212	—	31,212
Deferred income taxes, net	2,208	—	—	(2,208)	—

Total current liabilities	13,961	90,326	80,454	(2,208)	182,533

Long-term debt	233,543	—	16,916	—	250,459
Intercompany accounts	(19,334)	18,600	734	—	—
Long-term deferred compensation and other liabilities	—	5,792	983	—	6,775
Liabilities held for sale	—	—	8,458	—	8,458
Deferred income taxes, net	—	2,587	—	(2,587)	—

Total liabilities	228,170	117,305	107,545	(4,795)	448,225

Redeemable Series A Preferred Stock	96,776	—	—	—	96,776
Shareholders’ equity (deficit)	(208,475)	99,326	4,489	(103,816)	(208,476)

Total liabilities and shareholders’ equity (deficit)	$116,471	$216,631	$112,034	$(108,611)	$336,525

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
13. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended July 3, 2005 and July 4, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Quarter Ended July 3, 2005:
Net sales	$—	$82,653	$34,300	$(14)	$116,939
Cost of sales	—	70,846	27,348	(14)	98,180

Gross profit	—	11,807	6,952	—	18,759
Selling, general and administrative expenses	—	6,204	2,396	—	8,600
Restructuring and severance costs	—	274	72	—	346

Income from continuing operations before interest, income taxes, and equity in affiliates	—	5,329	4,484	—	9,813
Interest expense, net	6,663	840	1,464	—	8,967

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,663)	4,489	3,020	—	846
Income tax provision (benefit)	(1,535)	1,556	361	—	382
Equity in affiliates	5,592	2,659	—	(8,251)	—

Income from continuing operations	464	5,592	2,659	(8,251)	464

Loss from discontinued operations, net	(4,908)	(4,908)	(4,783)	9,691	(4,908)

Net income (loss)	$(4,444)	$684	$(2,124)	$1,440	$(4,444)

Fiscal Quarter Ended July 4, 2004:
Net sales	$—	$87,016	$27,995	$(1,337)	$113,674
Cost of sales	—	75,713	22,308	(1,337)	96,684

Gross profit	—	11,303	5,687	—	16,990
Selling, general and administrative expenses	—	6,548	2,075	—	8,623
Restructuring and severance costs	—	138	383	—	521

Income from continuing operations before interest, income taxes, and equity in affiliates	—	4,617	3,229	—	7,846
Interest expense, net	6,055	1,163	998	—	8,216

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,055)	3,454	2,231	—	(370)
Income tax provision (benefit)	(1,263)	1,302	30	—	69
Equity in affiliates	4,353	2,203	—	(6,556)	—

Income (loss) from continuing operations	(439)	4,355	2,201	(6,556)	(439)

Income from discontinued operations, net	323	323	323	(646)	323

Net income (loss)	$(116)	$4,678	$2,524	$(7,202)	$(116)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
13. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal six months ended July 3, 2005 and July 4, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Six Months Ended July 3, 2005:
Net sales	$—	$163,522	$66,557	$(42)	$230,037
Cost of sales	—	141,469	53,563	(42)	194,990

Gross profit	—	22,053	12,994	—	35,047
Selling, general and administrative expenses	—	12,741	4,671	—	17,412
Restructuring and severance costs	—	406	97	—	503

Income from continuing operations before interest, income taxes, and equity in affiliates	—	8,906	8,226	—	17,132
Interest expense, net	12,916	2,131	2,424	—	17,471

Income (loss) from continuing operations before income taxes, and equity in affiliates	(12,916)	6,775	5,802	—	(339)
Income tax provision (benefit)	(2,343)	2,383	1,620	—	1,660
Equity in affiliates	8,574	4,182	—	(12,756)	—

Income (loss) from continuing operations	(1,999)	8,574	4,182	(12,756)	(1,999)

Loss from discontinued operations, net	(17,281)	(17,281)	(17,156)	34,437	(17,281)

Net income (loss)	$(19,280)	$(8,707)	$(12,974)	$21,681	$(19,280)

Fiscal Six Months Ended July 3, 2004:
Net sales	$—	$184,415	$56,562	$(1,913)	$239,064
Cost of sales	—	163,282	42,826	(1,913)	204,195

Gross profit	—	21,133	13,736	—	34,869
Selling, general and administrative expenses	—	13,539	4,438	—	17,977
Restructuring and severance costs	—	138	383	—	521

Income from continuing operations before interest, income taxes, and equity in affiliates	—	7,456	8,915	—	16,371
Interest expense, net	12,722	2,262	788	—	15,772

Income (loss) from continuing operations before income taxes, and equity in affiliates	(12,722)	5,194	8,127	—	599
Income tax provision (benefit)	(1,884)	1,738	1,135	—	989
Equity in affiliates	10,448	6,992	—	(17,440)	—

Income (loss) from continuing operations	(390)	10,448	6,992	(17,440)	(390)

Income from discontinued operations, net	668	668	668	(1,336)	668

Net income (loss)	$278	$11,116	$7,660	$(18,776)	$278

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
13. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal six months ended July 3, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$(19,280)	$(8,707)	$(12,974)	$21,681	$(19,280)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	8,707	12,974	—	(21,681)	—
Loss on asset impairment and sale	—	—	3,998	—	3,998
Depreciation	—	1,613	1,903	—	3,516
Goodwill impairment charges	—	—	7,131		7,131
Amortization of debt issuance costs	2,073	—	214	—	2,287
Deferred taxes	(1,691)	1,691	434	—	434
(Gain) Loss on sale/disposal of property and equipment	—	(44)	(56)	—	(100)
(Increase) decrease in receivables, net	—	(8,444)	29,445	—	21,001
(Increase) decrease in inventory	—	1,452	228	—	1,680
(Increase) decrease in prepaid expenses and other assets	—	65	(989)	—	(924)
Increase (decrease) in current liabilities	753	6,452	(12,629)	—	(5,424)
Other, net	—	(151)	(1,543)	—	(1,694)

Net cash provided by (used for) operating activities	(9,438)	6,901	15,162	—	12,625

Cash flows from investing activities:
Capital expenditures	—	(752)	(834)	—	(1,586)
Payments for contingent consideration	—	(1,208)	—	—	(1,208)
Proceeds from sale of business	—	—	5,041	—	5,041
Proceeds from sale/disposal of property and equipment	—	54	148	—	202

Net cash provided by (used for) investing activities	—	(1,906)	4,355	—	2,449

Cash flows from financing activities:
Transactions with subsidiaries	13,629	(9,925)	(3,704)	—	—
Debt issuance costs	(19)	—	—	—	(19)
Changes in revolving debt, net	—	—	(8,605)	—	(8,605)
Change in book overdrafts	—	(6,166)	—	—	(6,166)

Net cash provided by (used for) financing activities	13,610	(16,091)	(12,309)	—	(14,790)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,567)	—	(1,567)

Cash and cash equivalents:
Increase (decrease) for the period	4,172	(11,096)	5,641	—	(1,283)
Balance, beginning of period	5,650	11,570	17,157	—	34,377

Balance, end of period (including $941 of cash held for sale as of July 3, 2005)	$9,822	$474	$22,798	$—	$33,094

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
13. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal six months ended July 4, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$278	$11,116	$7,660	$(18,776)	$278
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(11,116)	(7,660)	—	18,776	—
Depreciation	—	2,282	2,431	—	4,713
Amortization of debt issuance costs and non-cash interest	2,018	—	164	—	2,182
Deferred taxes	(1,496)	1,508	865	—	877
(Gain) loss on sale/disposal of property and equipment	—	20	(70)	—	(50)
(Increase) decrease in receivables, net	—	5,219	18,381	—	23,600
(Increase) decrease in inventory	—	(834)	146	—	(688)
(Increase) decrease in prepaid expenses and other assets	—	(369)	(622)	—	(991)
Increase (decrease) in current liabilities	1,910	5,770	(27,140)	—	(19,460)
Other, net	—	(292)	(116)	—	(408)

Net cash provided by (used for) operating activities	(8,406)	16,760	1,699	—	10,053

Cash flows from investing activities:
Capital expenditures	—	(275)	(842)	—	(1,117)
Proceeds from sale/disposal of property and equipment	—	16	134	—	150
Other, net	—	307	—	—	307

Net cash provided by (used for) investing activities	—	48	(708)	—	(660)

Cash flows from financing activities:
Transactions with subsidiaries	6,692	(1,455)	(5,237)	—	—
Debt issuance costs	(436)	—	30	—	(406)
Changes in revolving debt, net	—	—	(147)	—	(147)
Change in book overdrafts, net	—	(14,652)	2,235	—	(12,417)

Net cash provided by (used for) financing activities	6,256	(16,107)	(3,119)	—	(12,970)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(956)	—	(956)

Cash and cash equivalents:
Increase (decrease) for the period	(2,150)	701	(3,084)	—	(4,533)
Balance, beginning of period	18,600	391	17,659	—	36,650

Balance, end of period	$16,450	$1,092	$14,575	$—	$32,117

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of July 3, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$9,822	$7,188	$474	$14,669	$—	$32,153
Accounts receivable, net	—	11,899	76,543	29,600	—	118,042
Inventory	—	—	7,669	6	—	7,675
Prepaid expenses and other assets	—	667	2,672	947	—	4,286
Assets held for sale	—	—	—	27,488	—	27,488
Deferred income taxes, net	—	—	2,208	1,969	(2,466)	1,711

Total current assets	9,822	19,754	89,566	74,679	(2,466)	191,355

Property and equipment, net	—	405	3,496	1,241	—	5,142
Goodwill, net	—	101	116,302	—	—	116,403
Investments in subsidiaries	99,326	—	4,490	9,823	(113,639)	—
Assets held for sale	—	—	—	13,488	—	13,488
Other assets	4,736	380	2,777	64	—	7,957
Deferred income taxes, net	2,587	258	—	1,922	(2,587)	2,180

Total assets	$116,471	$20,898	$216,631	$101,217	$(118,692)	$336,525

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$2,663	$—	$2,663
Accounts payable and drafts	—	5,466	64,186	15,490	—	85,142
Accrued liabilities	11,753	7,881	26,140	17,742	—	63,516
Liabilities held for sale	—	—	—	31,212	—	31,212
Deferred income taxes, net	2,208	258	—	—	(2,466)	—

Total current liabilities	13,961	13,605	90,326	67,107	(2,466)	182,533
Long-term debt	233,543	16,916	—	—	—	250,459
Intercompany accounts	(19,334)	(19,829)	18,600	20,563	—	—
Long-term deferred compensation and other liabilities	—	382	5,792	601	—	6,775
Liabilities held for sale	—	—	—	8,458	—	8,458
Deferred income taxes, net	—	—	2,587	—	(2,587)	—

Total liabilities	228,170	11,074	117,305	96,729	(5,053)	448,225

Redeemable Series A Preferred Stock	96,776	—	—	—	—	96,776
Shareholders’ equity (deficit)	(208,475)	9,824	99,326	4,488	(113,639)	(208,476)

Total liabilities and shareholders’ equity (deficit)	$116,471	$20,898	$216,631	$101,217	$(118,692)	$336,525

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended July 3, 2005 and July 4, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Quarter Ended July 3, 2005:

Net sales	$—	$6,655	$82,653	$27,645	$(14)	$116,939
Cost of sales	—	4,453	70,846	22,895	(14)	98,180

Gross profit	—	2,202	11,807	4,750	—	18,759
Selling, general and administrative expenses	—	723	6,204	1,673	—	8,600
Restructuring and severance costs	—	—	274	72	—	346

Income from continuing operations before interest, income taxes, and equity in affiliates	—	1,479	5,329	3,005	—	9,813
Interest expense (income), net	6,663	1,238	840	226	—	8,967

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,663)	241	4,489	2,779	—	846
Income tax provision (benefit)	(1,535)	—	1,556	361	—	382
Equity in affiliates	5,592	—	2,659	241	(8,492)	—

Income from continuing operations	464	241	5,592	2,659	(8,492)	464

Income (loss) from discontinued operations, net	(4,908)	845	(4,908)	(4,783)	8,846	(4,908)

Net income (loss)	$(4,444)	$1,086	$684	$(2,124)	$354	$(4,444)

Fiscal Quarter Ended July 4, 2004:

Net sales	$—	$5,194	$87,016	$22,801	$(1,337)	$113,674
Cost of sales	—	3,891	75,713	18,417	(1,337)	96,684

Gross profit	—	1,303	11,303	4,384	—	16,990
Selling, general and administrative expenses	—	1,106	6,548	969	—	8,623
Restructuring and severance costs	—	—	138	383	—	521

Income from continuing operations before interest, income taxes, and equity in affiliates	—	197	4,617	3,032	—	7,846
Interest expense (income), net	6,055	854	1,163	144	—	8,216

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,055)	(657)	3,454	2,888	—	(370)
Income tax provision (benefit)	(1,263)	(370)	1,302	400	—	69
Equity in affiliates	4,353	—	2,203	(287)	(6,269)	—

Income (loss) from continuing operations	(439)	(287)	4,355	2,201	(6,269)	(439)

Income from discontinued operations	323	116	323	323	(762)	323

Net income (loss)	$(116)	$(171)	$4,678	$2,524	$(7,031)	$(116)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal six months ended July 3, 2005 and July 4, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Six Months Ended July 3, 2005:

Net sales	$—	$12,640	$163,522	$53,917	$(42)	$230,037
Cost of sales	—	8,990	141,469	44,573	(42)	194,990

Gross profit	—	3,650	22,053	9,344	—	35,047
Selling, general and administrative expenses	—	1,270	12,741	3,401	—	17,412
Restructuring and severance costs	—	—	406	97	—	503

Income from continuing operations before interest, income taxes, and equity in affiliates	—	2,380	8,906	5,846	—	17,132
Interest expense (income), net	12,916	1,975	2,131	449	—	17,471

Income (loss) from continuing operations before income taxes, and equity in affiliates	(12,916)	405	6,775	5,397	—	(339)
Income tax provision (benefit)	(2,343)	—	2,383	1,620	—	1,660
Equity in affiliates	8,574	—	4,182	405	(13,161)	—

Income (loss) from continuing operations	(1,999)	405	8,574	4,182	(13,161)	(1,999)

Income (loss) from discontinued operations, net	(17,281)	1,043	(17,281)	(17,156)	33,394	(17,281)

Net income (loss)	$(19,280)	$1,448	$(8,707)	$(12,974)	$20,233	$(19,280)

Fiscal Six Months Ended July 4, 2004:

Net sales	$—	$11,037	$184,415	$45,525	$(1,913)	$239,064
Cost of sales	—	8,168	163,282	34,658	(1,913)	204,195

Gross profit	—	2,869	21,133	10,867	—	34,869
Selling, general and administrative expenses	—	2,099	13,539	2,339	—	17,977
Restructuring and severance costs	—	—	138	383	—	521

Income from continuing operations before interest, income taxes, and equity in affiliates	—	770	7,456	8,145	—	16,371
Interest expense (income), net	12,722	638	2,262	150	—	15,772

Income (loss) from continuing operations before income taxes, and equity in affiliates	(12,722)	132	5,194	7,995	—	599
Income tax provision (benefit)	(1,884)	52	1,738	1,083	—	989
Equity in affiliates	10,448	—	6,992	80	(17,520)	—

Income (loss) from continuing operations	(390)	80	10,448	6,992	(17,520)	(390)

Income from discontinued operations	668	718	668	668	(2,054)	668

Net income (loss)	$278	$798	$11,116	$7,660	$(19,574)	$278

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended July 3, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(19,280)	$1,448	$(8,707)	$(12,974)	$20,233	$(19,280)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	8,707	—	12,974	(1,448)	(20,233)	—
Loss on asset impairment and sale	—	(607)	—	4,605	—	3,998
Depreciation	—	519	1,613	1,384	—	3,516
Goodwill impairment charges	—	—	—	7,131		7,131
Amortization of debt issuance costs	2,073	214	—	—	—	2,287
Deferred taxes	(1,691)	—	1,691	434	—	434
(Gain) on sale/disposal of property and equipment	—	(1)	(44)	(55)	—	(100)
(Increase) decrease in receivable, net	—	2,209	(8,444)	27,236	—	21,001
(Increase) decrease in inventory	—	—	1,452	228	—	1,680
(Increase) decrease in prepaid expenses and other assets	—	(355)	65	(634)	—	(924)
Increase (decrease) in current liabilities	753	(903)	6,452	(11,726)	—	(5,424)
Other, net	—	7	(151)	(1,550)	—	(1,694)

Net cash provided by (used for) operating activities	(9,438)	2,531	6,901	12,631	—	12,625

Cash flows from investing activities:
Capital expenditures	—	(165)	(752)	(669)		(1,586)
Payments for contingent consideration	—	—	(1,208)	—		(1,208)
Proceeds from sale of business	—	5,041	—	—	—	5,041
Proceeds from sale/disposal of property and equipment	—	13	54	135		202

Net cash provided by (used for) investing activities	—	4,889	(1,906)	(534)	—	2,449

Cash flows from financing activities:
Transactions with subsidiaries	13,629	1,897	(9,925)	(5,601)	—	—
Debt issuance costs	(19)	—	—	—	—	(19)
Changes in revolving debt, net	—	(583)	—	(8,022)	—	(8,605)
Changes in book overdrafts, net	—	—	(6,166)	—	—	(6,166)

Net cash provided by (used for) financing activities	13,610	1,314	(16,091)	(13,623)	—	(14,790)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1,564)	—	(3)	—	(1,567)

Cash and cash equivalents:
Increase (decrease) for the period	4,172	7,170	(11,096)	(1,529)	—	(1,283)
Balance, beginning of period	5,650	18	11,570	17,139	—	34,377

Balance, end of period (including $941 of cash held for sale as of July 3, 2005)	$9,822	$7,188	$474	$15,610	$—	$33,094

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended July 4, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$278	$798	$11,116	$7,660	$(19,574)	$278
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(11,116)	—	(7,660)	(798)	19,574	—
Depreciation	—	810	2,282	1,621	—	4,713
Amortization of debt issuance costs	2,018	164	—	—	—	2,182
Deferred taxes	(1,496)	—	1,508	865	—	877
(Gain) loss on sale/disposal of property and equipment	—	(70)	20	—	—	(50)
(Increase) decrease in receivable, net	—	4,132	5,219	14,249	—	23,600
(Increase) decrease in inventory	—	—	(834)	146	—	(688)
(Increase) decrease in prepaid expenses and other assets	—	(405)	(369)	(217)	—	(991)
Increase (decrease) in current liabilities	1,910	(12,769)	5,770	(14,371)	—	(19,460)
Other, net	—	63	(292)	(179)	—	(408)

Net cash provided by (used for) operating activities	(8,406)	(7,277)	16,760	8,976	—	10,053

Cash flows from investing activities:
Capital expenditures	—	(106)	(275)	(736)	—	(1,117)
Proceeds from sale/disposal of property and equipment	—	74	16	60	—	150
Other, net	—	—	307	—	—	307

Net cash provided by (used for) investing activities	—	(32)	48	(676)	—	(660)

Cash flows from financing activities:
Transactions with subsidiaries	6,692	6	(1,455)	(5,243)	—	—
Debt issuance costs	(436)	30	—	—	—	(406)
Changes in revolving debt, net	—	(3)	—	(144)	—	(147)
Changes in book overdrafts, net	—	2,235	(14,652)	—	—	(12,417)

Net cash provided by (used for) financing activities	6,256	2,268	(16,107)	(5,387)	—	(12,970)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(582)	—	(374)	—	(956)

Cash and cash equivalents:
Increase (decrease) for the period	(2,150)	(5,623)	701	2,539	—	(4,533)
Balance, beginning of period	18,600	5,639	391	12,020	—	36,650

Balance, end of period	$16,450	$16	$1,092	$14,559	$—	$32,117

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations
  Outlook
     Our business segments are affected by differing industry dynamics. As a result of various industry trends, we have experienced an overall revenue decline during the past several years. Our revenue remains under pressure from continuing cost containment actions at our major customers. We believe that automotive OEM budgets will continue to be challenged due to excess capacity, competition for market share, and pressure to reduce costs.
     We remain focused on building our customized services into standardized and scalable product offerings. Our long- term strategy is to expand warranty and retail process improvement related programs with current and prospective customers. Such programs focus on reducing overall warranty and administrative costs while increasing aftermarket sales and customer satisfaction for our customers. We believe that positioning of our services, as integrated solutions will improve our value proposition to existing and prospective customers. As we continue to penetrate new customers in the automotive industry, an important strategy is to expand our product offerings to other industries. Our targeted markets include transportation, medical products, and financial services, among others. Although we cannot provide assurance about the future, our actions are expected to enhance profitability on existing business and increase operating efficiencies while we work to expand our customer base.
     We are continually enhancing our overall business strategy by evaluating the rate of return on our portfolio of service offerings. During the fourth quarter of fiscal 2004, we determined we would seek to divest substantially all of our engineering and staffing businesses in Europe. The sales of portions of these businesses were completed during the second quarter of 2005. During the first quarter of 2005, we determined we would seek to divest our technical and commercial publishing business primarily in Italy. Management will continue to explore and evaluate additional development alternatives to focus the company on business units with higher growth and return prospects, particularly in the areas of warranty and dealership consulting. Operations classified as discontinued at July 3, 2005 have been excluded from the discussion of continuing operations and are discussed separately under the heading “Discontinued Operations”.
     Net Sales
     For the second quarter of 2005, consolidated net sales increased $3.3 million, or 2.9%. For the first six months of fiscal 2005, consolidated net sales decreased $9.0 million, or 3.8%, from $239.1 million in fiscal 2004 to $230.0 million during fiscal 2005. The first six months of fiscal 2005 reflect one week less sales for selected businesses due to the additional week included in the first six months of fiscal 2004 as a result of our fiscal calendar. This reduction in billable days is the primary reason for the reduction in net sales from continuing operations during the first six months of 2005. Our sales by segment, net of intercompany sales, were as follows:

			Inc / (Dec) vs. 2004
	2005	2004	$	%
	(dollars in thousands)
Fiscal Quarter:
Business Outsourcing Services	$44,118	$43,254	$864	2.0%
Human Capital Services	47,270	48,439	(1,169)	(2.4%)
Engineering Services	25,551	21,981	3,570	16.2%

Total net sales	$116,939	$113,674	$3,265	2.9%

Fiscal Six Months:
Business Outsourcing Services	$87,287	$88,948	$(1,661)	(1.9%)
Human Capital Services	94,011	99,840	(5,829)	(5.8%)
Engineering Services	48,739	50,276	(1,537)	(3.1%)

Total net sales	$230,037	$239,064	$(9,027)	(3.8%)

     The increase in business outsourcing services reflects favorable volumes on warranty and retail improvement programs in both Europe and U.S. operations. Our sales also reflect favorable exchange rates on non-U.S. operations during 2005. Improvements in the Euro and Pound Sterling increased sales by approximately $1.7 million for the second quarter of 2005 and $3.1 million for the first six months of 2005 versus 2004. Net of the favorable exchange rates, sales declined slightly year over year. Improvements in sales volumes in warranty and retail programs have been offset by selected program losses. Reductions are primarily due to the exit / cancellation of certain non-core or low margin programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The decline in human capital services primarily reflects reduced volumes in our engineering staffing and IT and technical staffing services in North America. Volume reductions reflect a 5.6% decline for the second quarter of 2005 and an 8.2% decline for the first six months of 2005 in automotive contract staffing volumes. Other non-automotive human capital services volumes decreased 1.8% for the second quarter of 2005 and 3.5% for the first six months of 2005. Reductions for the six month period reflect reduced billable days versus 2004 due to our fiscal calendar year.
     Sales of engineering services reflect increased volumes from selected programs. Most notably, our tire and wheel assembly operations benefited from the launch of a second line during the fourth quarter of 2004 and our Brazilian engineering operations realized increased headcounts on Ford related programs. The decrease during the first six months of 2005 reflects one week less sales due to the additional week included in the first six months of fiscal 2004. Engineering programs with automotive OEMs remain under pressure due to reductions in outsourced program spending.
     Operating Profit
     Our consolidated gross profit, selling, general and administrative expenses and operating income for the periods presented were:

			Inc / (Dec) vs. 2004
	2005	2004	$	%
	(dollars in thousands)
Fiscal Quarter:
Gross profit	$18,759	$16,990	$1,769	10.4%
% of net sales	16.0%	14.9%	n/a	n/a
Selling, general and administrative expenses	$8,600	$8,623	$(23)	(0.3%)
% of net sales	7.4%	7.6%	n/a	n/a
Operating income (loss)	$846	$(370)	$1,216	328.6%
% of net sales	0.7%	(0.3%)	n/a	n/a

Fiscal Six Months:
Gross profit	$35,047	$34,869	$178	0.5%
% of net sales	15.2%	14.6%	n/a	n/a
Selling, general and administrative expenses	$17,412	$17,977	$(565)	(3.1%)
% of net sales	7.6%	7.5%	n/a	n/a
Operating income (loss)	$(339)	$599	$(938)	(156.6%)
% of net sales	(0.1%)	0.3%	n/a	n/a
     Profits improved on 2005 programs due to reductions in operating costs and displacement of lower margin programs as we continue to focus on higher return businesses. As a result of profit improvement initiatives gross margin as a percent of sales improved versus 2004. Selling, general and administrative costs decreased as a percentage of sales from 2004 as a result of cost reductions partially offset by increased investment in sales and business development initiatives during 2005. We will continue to review such costs relative to projected levels of business and implement additional reductions as necessary. Operating results during 2005 also include restructuring costs totaling $0.5 million related to employment related actions taken during the first six months of 2005. Employment actions taken are expected to further reduce selling, general and administrative expenses in the second half of 2005.
     Interest expense
     Interest expense increased from $8.2 million during the second quarter of 2004 to $9.0 million during the second quarter of 2005, an increase of $0.8 million. For the first six months of 2005, interest expense increased $1.7 million versus 2004. The increase in interest expense compared to 2004 primarily resulted from the impact of foreign exchange rates on the recorded value of U.S. dollar denominated debt issued by our U.K. subsidiary. Such rates resulted in an adverse impact in the first six months of 2005 and a favorable impact in the comparable period of 2004.
     Income taxes
     The company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the quarter and six months ended July 3, 2005 differs from the 35% federal statutory rate primarily because of such valuation allowances and the effect of taxable earnings in foreign jurisdictions for which valuation allowances have not been recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Discontinued Operations
     Selected European businesses are reflected as discontinued operations and eliminated from the on-going operations of MSXI due to management’s decision to divest such operations. Operations reflected as discontinued include substantially all engineering and staffing business in Europe as well as our technical and commercial publishing business based primarily in Italy. Management has determined these businesses are no longer core to the company’s strategy due to changing competitive requirements, customer demands and our focus on businesses with higher growth and return prospects. For all businesses reflected as discontinued a process for selling such operations has been initiated and prospective buyers have been identified. In accordance with SFAS No. 144, discontinued operations have been eliminated from the on-going operations of MSXI.
     On July 1, 2005, we completed the disposition of substantially all the engineering and staffing operations of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of about $7.9 million, before related expenses. $5.0 million in proceeds were received upon closing, and an additional $1.5 million was placed in escrow pending the resolution of certain post-closing matters. Remaining proceeds estimated at $1.4 million result from a purchase price adjustment based on closing net asset values. Such proceeds are expected to be collected during the third quarter of 2005. Proceeds from the U.K. sale are subject to a blocked account control agreement with our banking institution pending resolution pursuant to the terms of our senior credit facility. MSX International Limited continues to deliver technical business services and vendor management programs to customers.
     In June 2005 we completed the disposition of Cadform MSX Engineering GmbH (“Cadform”), an engineering subsidiary based in Germany. Prior to concluding the sale, MSX International Engineering GmbH (Cadform’s parent company) contributed 1 million € of additional equity to Cadform and purchased certain real property from Cadform for 1.3 million €. The sale was completed for nominal proceeds to MSXI resulting in a net loss of $4.6 million. The sale of Cadform eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     Results of discontinued operations include restructuring charges of $6.6 million for the first six months of fiscal 2005 related primarily to employment actions taken in our technical and commercial publishing business in Italy. During the first quarter of 2005 we entered into an agreement with various trade union organizations that establishes a program for permanent employment reductions affecting 124 personnel. Affected employees are expected to utilize the program in the first half of 2006. There were no such related charges for the second quarter of fiscal 2005.
     Results of discontinued operations also reflect a goodwill impairment charge of $7.1 million for the first six months of fiscal 2005 related to our technical and commercial publishing business in Italy. The impairment charge was calculated based on the estimated fair value of this business versus the carrying value of assets held for sale. Fair value of such assets was estimated based upon market values contemplated in the proposed sale.
Liquidity and Capital Resources
     Cash Flows
     General. Historically, our principal capital requirements are for working capital, product development initiatives, and capital expenditures for customer programs. These requirements have been met through a combination of senior secured debt, issuance of senior subordinated notes and cash from operations. Capital expenditure requirements are evaluated based on funded program requirements and expected return on investment. Days sales outstanding, accounts receivable agings, and other working capital metrics are monitored closely to minimize investments in working capital. We believe that such metrics are important to identify opportunities and potential problems, particularly those associated with the automated payment processes of our large automotive customers. Cash balances in excess of amounts required to fund daily operations are used to pay down any amounts outstanding under our credit facility. Thereafter, surplus funds are invested in short term, money market investments.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Operating Activities. Net cash provided by operating activities was $12.6 million for the first six months of fiscal 2005 compared to net cash provided by operating activities of $10.1 million during fiscal 2004. Cash flows from operating activities are impacted by the timing of payments for vendor management programs. Unfunded payments for such programs are reflected as book overdrafts in our financial statements. Cash flows during 2004 included payments for 2003 restructuring obligations totalling $11.9 million. Equivalent payments totalled $1.2 million during 2005. Cash from operating activities during 2005 also reflect the payment of management incentives totalling about $3.5 million. No such payments were made in 2004. As of July 3, 2005, $19.3 million of cash advances were held on behalf of a vendor management solutions partner. Subsequent to the second fiscal quarter in 2005, approximately $13.7 million of such balances were paid to the partner in accordance with normal terms.
     Investing Activities. Net cash provided by investing activities was $2.4 million for the first six months of 2005 compared to net cash used for investing activities of $0.7 million for the comparable period of 2004. Initial net proceeds of $5.0 million were generated from the sale of substantially all of our U.K. engineering and staffing operations. The net proceeds received are maintained with our banking institution, which is subject to a blocked account control agreement pending resolution pursuant to our senior credit facility. During the second quarter of 2005, net cash used for investing activities included $1.2 million of payments related to an on-going acquisition earnout obligation.
     Financing Activities. Net cash used for financing activities was $14.8 million for the first six months of 2005 compared to net cash used for financing activities of $13.0 million for the first six months of 2004. Financing activities during 2005 include a decrease in book overdrafts, of $6.3 million, compared to 2004 due primarily to the timing of payments for vendor management programs.
     Liquidity and Available Financings
     Our total indebtedness as of July 3, 2005 consists of senior secured notes, mezzanine term notes, fourth lien term notes, senior subordinated notes and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contingent commitments related to letters of credit totaling about $4.2 million at July 3, 2005.
     Available borrowings under our credit facility as of July 3, 2005 are subject to accounts receivable balance requirements. As of July 3, 2005 we have $40.0 million available for immediate borrowing based on eligible accounts receivable as determined in accordance with our credit agreement, as amended.
     We believe that our financing arrangements, including further expected changes to arrangements in Italy, provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations (“see part II, Item I. Legal Proceedings”) through the term of our senior credit facility, although there can be no assurance that will be the case. We expect to obtain a suitable extension to our amended and restated credit facility on or before it’s expiration.
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
New Accounting Pronouncements
     SFAS No. 123-R,: Accounting for Stock-Based Compensation — Revised: Issued by the FASB in December 2004, this standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new statement is now effective for public companies for annual periods beginning after June 15, 2005. We are is in the process of studying this statement, and we have to determine the effects, if any, on its consolidated financial statements.

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
     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. In October 2004, the state court granted MSXI’s motion to vacate the arbitration award and ordered that the matter be re-arbitrated before a new arbitrator. The opposing party has filed an appeal with the Michigan Court of Appeals. In addition, we and our subsidiaries are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial condition, results of operation or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 6.	EXHIBITS
                  (a) Exhibits:
31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.
99.1	Press release announcing 2nd quarter results.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 16, 2005
MSX INTERNATIONAL, INC.
(Registrant)

By:	/s/ Frederick K. Minturn Frederick K. Minturn Executive Vice President and Chief Financial Officer

(Chief accounting officer
and authorized signatory)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002.

99.1	Press release announcing 2nd quarter results.