Form 10-Q
period 2005-10-02
MSX INTERNATIONAL INC
filed 2005-11-16
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☑
At November 10, 2005, 486,354 shares of Class A common stock of the Registrant were outstanding.

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MSX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
as of October 2, 2005 and January 2, 2005

	October 2,	January 2,
	2005	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,899	$34,377
Accounts receivable, net (Note 4)	105,358	158,640
Inventory	7,302	12,160
Prepaid expenses and other assets	5,397	3,402
Assets held for sale (Note 2)	25,556	13,453
Deferred income taxes, net	5,628	5,341

Total current assets	173,140	227,373

Property and equipment, net	4,562	11,195
Goodwill, net (Note 5)	116,401	135,095
Assets held for sale (Note 2)	14,092	2,618
Other assets	7,434	9,463
Deferred income taxes, net	318	—

Total assets	$315,947	$385,744

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 6)	$2,642	$10,995
Accounts payable and drafts	73,398	117,251
Accrued payroll and benefits	20,816	22,442
Other accrued liabilities	36,161	45,002
Liabilities held for sale (Note 2)	25,102	10,133

Total current liabilities	158,119	205,823

Long-term debt (Note 6)	251,067	249,869
Long-term deferred compensation liabilities and other	6,196	18,496
Liabilities held for sale (Note 2)	8,348	—
Deferred income taxes, net	—	1,016

Total liabilities	423,730	475,204

Commitments and contingencies	—	—
Redeemable Series A Preferred Stock (Note 7)	99,671	91,312

Shareholders’ deficit
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 486,354 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(2,446)	(894)
Retained deficit	(180,882)	(155,752)

Total shareholders’ deficit	(207,454)	(180,772)

Total liabilities and shareholders’ deficit	$315,947	$385,744

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal nine months ended October 2, 2005 and October 3, 2004

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
	(in thousands)
Net sales	$110,632	$111,293	$340,669	$350,357
Cost of sales	95,068	94,743	290,058	299,321

Gross profit	15,564	16,550	50,611	51,036

Selling, general and administrative expenses	7,354	8,532	24,766	26,509
Restructuring and severance costs (Note 3)	663	9	1,166	147

Income from continuing operations before interest and income taxes	7,547	8,009	24,679	24,380

Interest expense, net	8,212	7,910	25,683	23,682

Income (loss) from continuing operations before income taxes	(665)	99	(1,004)	698

Income tax provision (benefit)	(1,288)	423	372	1,412

Income (loss) from continuing operations	623	(324)	(1,376)	(714)

Income (loss) from discontinued operations, net of taxes (Note 2)	1,889	(860)	(15,392)	(192)

Net income (loss)	2,512	(1,184)	(16,768)	(906)

Accretion for redemption of preferred stock	(2,895)	(2,329)	(8,359)	(7,171)

Net loss available to common shareholders	$(383)	$(3,513)	$(25,127)	$(8,077)

The accompanying notes are an integral part of the consolidated financial statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal nine months ended October 2, 2005 and October 3, 2004

	Fiscal Nine Months Ended
	October 2,	October 3,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(16,768)	$(906)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Net loss on sale of businesses	4,031	—
Depreciation	3,859	6,695
Goodwill impairment charges	7,131	—
Amortization of debt issuance costs	3,452	3,268
Deferred income taxes (benefits)	(1,621)	398
Gain on sale/disposal of property and equipment	(101)	(79)
(Increase) decrease in receivables, net	33,664	48,039
(Increase) decrease in inventory	2,083	(618)
(Increase) decrease in prepaid expenses and other assets	(2,023)	(1,893)
Increase (decrease) in current liabilities	(41,567)	(52,884)
Other, net	(1,782)	302

Net cash provided by (used for) operating activities	(9,642)	2,322

Cash flows from investing activities:
Capital expenditures	(2,095)	(1,907)
Payments for contingent consideration	(1,813)	—
Proceeds from sale of businesses, net of related expenses	5,088	—
Proceeds from sale/disposal of property and equipment	303	304
Other, net	—	489

Net cash provided by (used for) investing activities	1,483	(1,114)

Cash flows from financing activities:
Debt issuance costs	(25)	(398)
Changes in revolving debt, net	(8,003)	(636)
Changes in book overdrafts, net	6,564	(4,322)

Net cash used for financing activities	(1,464)	(5,356)

Effect of foreign exchange rate changes on cash and cash equivalents	(145)	(448)

Cash and cash equivalents:
Decrease for the period	(9,768)	(4,596)
Balance, beginning of period	34,377	36,650

Balance, end of period (including $710 of cash held for sale as of October 2, 2005)	$24,609	$32,054

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
     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal nine months ended October 2, 2005 and October 3, 2004 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. Certain prior period amounts have been reclassified to conform to the presentation adopted during the current period.
     Results of operations classified as discontinued at October 2, 2005 have been excluded from the discussion of continuing operations for all periods presented and are discussed separately in Note 2. Net assets held for sale are classified as such in the period that management determines it is probable that a sale of significant identifiable business will be completed within one year. At October 2, 2005, net assets held for sale include all remaining engineering operations in Germany as well as our technical and commercial publishing business based primarily in Italy. Net assets held for sale at January 2, 2005 reflect those associated with our European engineering and staffing operations, a substantial portion of which were sold during the second quarter of 2005.
2.	Discontinued Operations
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the on-going operations of MSXI. Operations classified as discontinued during the periods presented are described further in Note 1. Management has determined these businesses are no longer core to the Company’s strategy due to changing competitive requirements, customer demands and a required focus on business with higher growth and return prospects. For all businesses reflected as discontinued, a process for selling such operations has been initiated.
     On July 1, 2005, we completed the disposition of substantially all the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of about $7.4 million, before related expenses. $6.5 million in proceeds have been received as of October 2, 2005, and $0.9 million of the proceeds remain in escrow pending the outcome of certain contingencies. All proceeds from the U.K. sale are subject to a blocked account control agreement with our banking institution pending resolution pursuant to the terms of our senior credit facility. MSX International Limited continues to deliver technical business services and vendor management programs to customers.
     In June 2005, we completed the disposition of Cadform MSX Engineering GmbH (“Cadform”), an engineering subsidiary based in Germany. Prior to concluding the sale, MSX International Engineering GmbH (Cadform’s parent company) contributed 1 million € of additional equity to Cadform and purchased certain real property from Cadform for 1.3 million €. The sale was completed for nominal proceeds to MSXI resulting in a net loss of $4.6 million. The sale of Cadform eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     The net loss resulting from both sales was derived as follows:

Gross sale price	$7,398
Less:
Net assets sold	7,856
Reserves and expenses	3,573

Loss on sale, net	$4,031

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
     A summary of the assets and liabilities sold during the second quarter of 2005 are as follows:

Assets:
Cash and cash equivalents	$181
Accounts receivable, net	10,470
Prepaid expenses	975

Total current assets held for sale	11,626
Property and equipment, net	1,936

Total assets sold	13,562

Liabilities:
Accounts payable and drafts	1,074
Accrued payroll and benefits	1,918
Other accrued liabilities	2,714

Total liabilities sold	5,706

Net assets sold	$7,856

     The following summary results of operations information is derived from the businesses that were sold or are in the disposal process as of October 2, 2005:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net sales	$15,305	$36,034	$80,492	$118,185
Cost of sales	13,233	34,024	74,285	111,060

Gross profit	2,072	2,010	6,207	7,125
Selling, general and administrative expense	990	2,154	4,672	6,285
Restructuring and severance	—	1,133	6,604	1,133
Goodwill impairment charge	—	—	7,131	—

Operating income (loss)	1,082	(1,277)	(12,200)	(293)
Interest (income) expense, net	(16)	159	53	540
Net loss on sale of businesses	33	—	4,031	—

Income (loss) before taxes, net	1,065	(1,436)	(16,284)	(833)
Income tax benefit	(824)	(576)	(892)	(641)

Income (loss) from discontinued operations	$1,889	$(860)	$(15,392)	$(192)

     Results of discontinued operations include restructuring charges of $6.6 million and $1.1 million for the first nine months of fiscal 2005 and 2004, respectively, related primarily to employment actions taken in our technical and commercial publishing business in Italy. Charges for 2005 were related to an agreement with various trade union organizations that establishes a program for permanent employment reductions affecting 124 personnel. Affected employees are expected to utilize the program beginning in the first half of 2006. The Italian government approved the agreements and related program during the second quarter of 2005. Charges during 2004 were related to various restructuring and severance actions.
     Results of discontinued operations reflect a goodwill impairment charge of $7.1 million for the first nine months of fiscal 2005 related to our technical and commercial publishing business in Italy. The impairment charge was calculated based on the estimated fair value of this business versus the carrying value of assets held for sale in accordance with SFAS No. 142. Fair value of such assets was estimated based upon market values contemplated in the proposed sale.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
     The following summary balance sheet information is derived from the businesses that are in the disposal process, which management believes is representative of the net assets of the businesses held for sale. At October 2, 2005, assets held for sale include our remaining engineering operations in Germany as well as our Italian technical and commercial publishing business. Net assets held for sale at January 2, 2005 include only our European engineering and staffing businesses, a substantial portion of which were sold during the second quarter of 2005.

	At October 2,	At January 2,
	2005	2005
Assets:
Cash and cash equivalents	$710	$—
Accounts receivable, net	21,703	12,140
Inventory	2,775	—
Prepaid expenses	368	1,313

Total current assets held for sale	25,556	13,453
Property and equipment, net	4,467	2,259
Goodwill, net	9,625	359

Total assets held for sale	39,648	16,071

Liabilities:
Note payable and current portion of long-term debt	931	—
Accounts payable and drafts	15,737	2,880
Accrued payroll and benefits	7,367	4,642
Other accrued liabilities	1,067	2,611

Total current liabilities held for sale	25,102	10,133
Long-term deferred compensation liabilities and other	8,348	—

Total liabilities held for sale	33,450	10,133

Net assets held for sale	$6,198	$5,938

     The net proceeds received from a prospective sale may be subject to limitations in the Company’s senior credit facility. When such net proceeds become known and available, management anticipates applying them to reduce indebtedness pursuant to the terms of our senior credit facility.
3.	Restructuring and Severance:
     The following table presents the activity related to restructuring reserves for the fiscal nine months ended October 2, 2005:

			Other
	Termination	Facility	Contractual
	Benefits	Consolidation	Costs	Total
Reserve at January 2, 2005	$573	$562	$199	$1,334
Charges from continuing operations through October 2, 2005	1,166	—	—	1,166
Charges from discontinued operations through October 2, 2005	5,198	260	1,146	6,604
Payments and reserve utilization through October 2, 2005	(1,239)	(563)	(201)	(2,003)

Reserve at October 2, 2005	$5,698	$259	$1,144	$7,101

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
4.	Accounts Receivable:
     Accounts receivable include both billed and unbilled receivables. Unbilled receivables amounted to $27.2 million and $46.5 million at October 2, 2005 and January 2, 2005, respectively, excluding assets held for sale. All such amounts are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain vendor management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $37.1 million as of October 2, 2005 and $47.6 million as of January 2, 2005. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivable is recognized.
5.	Goodwill, net:
     The following summarizes the changes in our goodwill balances by segment, net of assets held for sale as of January 2, 2005, during the fiscal nine months ended October 2, 2005:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Total
Balance at January 2, 2005	$37,703	$97,392	$—	$135,095
Transfer of business unit	(1,809)	1,809	—	—
Goodwill classified as held for sale during the fiscal period	(17,816)	(69)	—	(17,885)
Translation changes and other	(809)	—	—	(809)

Balance at October 2, 2005	$17,269	$99,132	$—	$116,401

     Results of discontinued operations reflect a goodwill impairment charge totaling $7.1 million as discussed further in Note 2.
6.	Debt:
     Debt is comprised of the following, excluding amounts held for sale:

	Interest Rates at		Outstanding at
	October 2,	January 2,	October 2,	January 2,
	2005	2005	2005	2005
Senior credit facility	6.75%	5.50%	$—	$590
Senior secured notes, net of unamortized discount	11.00%	11.00%	75,185	75,063
Mezzanine term notes, net of unamortized discount	11.50%	11.50%	24,639	24,506
Fourth lien term notes	10.00%	10.00%	21,243	19,710
Senior subordinated notes	11.375%	11.375%	130,000	130,000
Satiz facility	—	4.455%	—	8,065
Other	7.00%	7.00%	2,642	2,930

			253,709	260,864
Less current portion			2,642	10,995

Total long-term debt			$251,067	$249,869

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
7.	Commitments and Contingencies:
     On October 8, 2005, Delphi Corporation and 38 of its domestic U.S. subsidiaries (collectively, “Delphi”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Annual revenues derived from Delphi represent approximately 4% of our consolidated revenues. We have received payments for pre-bankruptcy petition accounts receivable related to services provided in the third quarter of 2005. We cannot yet estimate with any reasonable assurance whether pre-bankruptcy petition payments made to us will be challenged in the bankruptcy proceedings or the impact on future business with Delphi as a result of their Chapter 11 proceedings.
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
8.	Redeemable Series A Preferred Stock:
     As of October 2, 2005 and January 2, 2005 there are 359,448 shares of Redeemable Series A Preferred Stock (“the Preferred Stock”) outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. The Preferred Stock is redeemable to the extent that funds are legally available, on or after December 31, 2008, at the option of the Company or the shareholder. As of October 2, 2005, dividends accrued totaled $63.7 million; however, we have not declared or paid any dividends. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the preferred stock, is subject to restrictions contained in our debt agreements.
9.	Comprehensive Income (Loss):
     Our comprehensive income (loss) was:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net income (loss)	$2,512	$(1,184)	$(16,768)	$(906)
Other comprehensive income (loss) - foreign currency translation adjustments	1,408	1,216	(1,552)	(260)

Comprehensive income (loss)	$3,920	$32	$(18,320)	$(1,166)

10.	Income Taxes:
     The company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for all periods presented differs from the 35% federal statutory rate primarily because of such valuation allowances and the effect of certain foreign tax rates. Income taxes for the quarter and nine months ended October 2, 2005 relate to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded. Variances by period are primarily related to the mix of taxable earnings versus non-taxable losses in selected jurisdictions. In addition, the provision for the third quarter of 2005 includes an income tax benefit of approximately $2.8 million related to the reversal of valuation allowances primarily in our U.K. operations. Due to changes in the composition of our U.K. operations, management determined that it is more likely than not that remaining net deferred tax assets at October 2, 2005 will be realized.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
11.	Segment Information:
     MSXI is a global provider of technical business outsourcing services to the automotive and other industries. Our operations include business outsourcing services, human capital services, and engineering services. Our business outsourcing services include warranty and retail process improvement programs and outsourcing of related administrative functions. Human capital services include a full range of staffing solutions, including direct support of our engineering and business services. Engineering services offers a full range of total product, custom, or single point engineering solutions. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, common customers, and marketing and sales processes.
     The accounting policies of each of our segments are the same as those for MSXI except that the financial results for each segment are presented using a management approach. We evaluate performance based on earnings before interest, taxes (including the Michigan Single Business Tax and other similar taxes), amortization and non-cash charges (EBITA). The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs and termination and restructuring costs are not allocated to the segments.
     The following is a summary of selected data for each of our segments, excluding discontinued operations:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Other	Total
Quarter Ended October 2, 2005

Net sales — external	$41,486	$43,964	$25,182	$—	$110,632
Net intercompany sales	13	2	28	(43)	—
EBITA	5,186	3,761	2,158	—	11,105

Quarter Ended October 3, 2004

Net sales — external	41,385	45,892	24,016	—	111,293
Net intercompany sales	1,062	—	13	(1,075)	—
EBITA	6,040	2,567	1,893	—	10,500

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Other	Total
Nine Months Ended October 2, 2005

Net sales — external	$128,773	$137,975	$73,921	$—	$340,669
Net intercompany sales	40	2	30	(72)	—
EBITA	17,070	10,813	6,912	—	34,795

Nine Months Ended October 3, 2004

Net sales — external	130,333	145,732	74,292	—	350,357
Net intercompany sales	1,977	9	—	(1,986)	—
EBITA	18,714	8,816	6,167	—	33,697

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
     A reconciliation of total segment EBITA to consolidated income (loss) from continuing operations before income taxes is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Total segment EBITA	$11,105	$10,500	$34,795	$33,697
Net costs not allocated to segments	(3,342)	(2,054)	(8,849)	(7,871)
Interest expense	(8,212)	(7,910)	(25,683)	(23,682)
Michigan single business tax and other similar taxes	(216)	(437)	(1,267)	(1,446)

Consolidated income (loss) from continuing operations before taxes	$(665)	$99	$(1,004)	$698

12.	Stock-Based Compensation:
     We account for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. As a result of option repricing transactions we account for the options under variable plan accounting in accordance with APB Opinion No. 25. We have not recognized any expense related to employee stock options as outstanding estimated fair value of the stock is below the exercise price of the options as of October 2, 2005. For the periods presented, applying the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” would have no effect on our reported results of operations.
13.	New Accounting Pronouncements:
     SFAS No. 123-R,: Accounting for Stock-Based Compensation- Revised: Issued by the FASB in December 2004, this standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new statement is now effective for public companies for annual periods beginning after June 15, 2005. We are in the process of studying this statement, and we have to determine the effects, if any, on our consolidated financial statements.

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of October 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$10,713	$1,429	$11,757	$—	$23,899
Accounts receivable, net	—	63,309	42,049	—	105,358
Inventory	—	7,296	6	—	7,302
Prepaid expenses and other assets	—	3,617	1,780	—	5,397
Assets held for sale	—	—	25,556	—	25,556
Deferred income taxes, net	—	3,438	4,203	(2,013)	5,628

Total current assets	10,713	79,089	85,351	(2,013)	173,140

Property and equipment, net	—	3,002	1,560	—	4,562
Goodwill, net	—	116,302	99	—	116,401
Investments in subsidiaries	108,792	2,743	—	(111,535)	—
Assets held for sale	—	—	14,092	—	14,092
Other assets	4,216	2,801	417	—	7,434
Deferred income taxes, net	1,257	—	1,619	(2,558)	318

Total assets	$124,978	$203,937	$103,138	$(116,106)	$315,947

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$2,642	$—	$2,642
Accounts payable and drafts	—	52,396	21,002	—	73,398
Accrued liabilities	5,128	27,532	24,317		56,977
Liabilities held for sale	—	—	25,102	—	25,102
Deferred income taxes, net	2,013	—	—	(2,013)	—

Total current liabilities	7,141	79,928	73,063	(2,013)	158,119

Long-term debt	234,071	—	16,996	—	251,067
Intercompany accounts	(8,451)	7,610	841	—	—
Long-term deferred compensation and other liabilities	—	5,049	1,147	—	6,196
Liabilities held for sale	—	—	8,348	—	8,348
Deferred income taxes, net	—	2,558	—	(2,558)	—

Total liabilities	232,761	95,145	100,395	(4,571)	423,730

Redeemable Series A Preferred Stock	99,671	—	—	—	99,671
Shareholders’ equity (deficit)	(207,454)	108,792	2,743	(111,535)	(207,454)

Total liabilities and shareholders’ equity (deficit)	$124,978	$203,937	$103,138	$(116,106)	$315,947

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.- continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended October 2, 2005 and October 3, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Quarter Ended October 2, 2005:
Net sales	$—	$76,720	$33,926	$(14)	$110,632
Cost of sales	—	67,817	27,265	(14)	95,068

Gross profit	—	8,903	6,661	—	15,564
Selling, general and administrative expenses	—	5,158	2,196	—	7,354
Restructuring and severance costs	—	663	—	—	663

Income from continuing operations before interest, income taxes, and equity in affiliates	—	3,082	4,465	—	7,547
Interest expense, net	6,948	568	696	—	8,212

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,948)	2,514	3,769	—	(665)
Income tax provision (benefit)	(1,400)	1,302	(1,190)	—	(1,288)
Equity in affiliates	6,171	4,959	—	(11,130)	—

Income from continuing operations	623	6,171	4,959	(11,130)	623

Income from discontinued operations, net	1,889	1,889	1,889	(3,778)	1,889

Net income (loss)	$2,512	$8,060	$6,848	$(14,908)	$2,512

Fiscal Quarter Ended October 3, 2004:
Net sales	$—	$82,449	$28,943	$(99)	$111,293
Cost of sales	—	71,025	23,817	(99)	94,743

Gross profit	—	11,424	5,126	—	16,550
Selling, general and administrative expenses	—	6,542	1,990	—	8,532
Restructuring and severance costs	—	9	—	—	9

Income from continuing operations before interest, income taxes, and equity in affiliates	—	4,873	3,136	—	8,009
Interest expense, net	6,272	1,025	613	—	7,910

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,272)	3,848	2,523	—	99
Income tax provision (benefit)	(1,180)	1,277	326	—	423
Equity in affiliates	4,768	2,197	—	(6,965)	—

Income (loss) from continuing operations	(324)	4,768	2,197	(6,965)	(324)

Loss from discontinued operations, net	(860)	(860)	(860)	1,720	(860)

Net income (loss)	$(1,184)	$3,908	$1,337	$(5,245)	$(1,184)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. – continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine months ended October 2, 2005 and October 3, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Nine Months Ended October 2, 2005:
Net sales	$—	$240,242	$100,483	$(56)	$340,669
Cost of sales	—	209,286	80,828	(56)	290,058

Gross profit	—	30,956	19,655	—	50,611
Selling, general and administrative expenses	—	17,899	6,867		24,766
Restructuring and severance costs	—	1,069	97	—	1,166

Income from continuing operations before interest, income taxes, and equity in affiliates	—	11,988	12,691	—	24,679
Interest expense, net	19,864	2,699	3,120	—	25,683

Income (loss) from continuing operations before income taxes, and equity in affiliates	(19,864)	9,289	9,571	—	(1,004)
Income tax provision (benefit)	(3,743)	3,685	430	—	372
Equity in affiliates	14,745	9,141	—	(23,886)	—

Income (loss) from continuing operations	(1,376)	14,745	9,141	(23,886)	(1,376)

Loss from discontinued operations, net	(15,392)	(15,392)	(15,267)	30,659	(15,392)

Net income (loss)	$(16,768)	$(647)	$(6,126)	$6,773	$(16,768)

Fiscal Nine Months Ended October 3, 2004
Net sales	$—	$266,864	$85,505	$(2,012)	$350,357
Cost of sales	—	234,307	67,026	(2,012)	299,321

Gross profit	—	32,557	18,479	—	51,036
Selling, general and administrative expenses	—	20,081	6,428	—	26,509
Restructuring and severance costs	—	147	—	—	147

Income from continuing operations before interest, income taxes, and equity in affiliates	—	12,329	12,051	—	24,380
Interest expense, net	18,994	3,287	1,401	—	23,682

Income (loss) from continuing operations before income taxes, and equity in affiliates	(18,994)	9,042	10,650	—	698
Income tax provision (benefit)	(3,064)	3,015	1,461	—	1,412
Equity in affiliates	15,216	9,189	—	(24,405)	—

Income (loss) from continuing operations	(714)	15,216	9,189	(24,405)	(714)

Loss from discontinued operations, net	(192)	(192)	(192)	384	(192)

Net income (loss)	$(906)	$15,024	$8,997	$(24,021)	$(906)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.– continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal nine months ended October 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(16,768)	$(647)	$(6,126)	$6,773	$(16,768)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	647	6,126	—	(6,773)	—
Loss on asset impairment and sale	—	—	4,031	—	4,031
Depreciation	—	2,291	1,568	—	3,859
Goodwill impairment charges	—	—	7,131		7,131
Amortization of debt issuance costs	3,126	—	326	—	3,452
Deferred taxes	(556)	432	(1,497)	—	(1,621)
(Gain) Loss on sale/disposal of property and equipment	—	(45)	(56)	—	(101)
(Increase) decrease in receivables, net	—	4,790	28,874	—	33,664
(Increase) decrease in inventory	—	1,825	258	—	2,083
(Increase) decrease in prepaid expenses and other assets	—	(880)	(1,143)	—	(2,023)
Increase (decrease) in current liabilities	(5,873)	(16,675)	(19,019)	—	(41,567)
Other, net	—	(311)	(1,471)	—	(1,782)

Net cash provided by (used for) operating activities	(19,424)	(3,094)	12,876	—	(9,642)

Cash flows from investing activities:
Capital expenditures	—	(938)	(1,157)	—	(2,095)
Payments for contingent consideration	—	(1,813)	—	—	(1,813)
Proceeds from sale of business	—	—	5,088	—	5,088
Proceeds from sale/disposal of property and equipment	—	55	248	—	303

Net cash provided by (used for) investing activities	—	(2,696)	4,179	—	1,483

Cash flows from financing activities:
Transactions with subsidiaries	24,512	(10,915)	(13,597)	—	—
Debt issuance costs	(25)	—	—	—	(25)
Changes in revolving debt, net	—	—	(8,003)	—	(8,003)
Change in book overdrafts	—	6,564	—	—	6,564

Net cash provided by (used for) financing activities	24,487	(4,351)	(21,600)	—	(1,464)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(145)	—	(145)

Cash and cash equivalents:
Increase (decrease) for the period	5,063	(10,141)	(4,690)	—	(9,768)
Balance, beginning of period	5,650	11,570	17,157	—	34,377

Balance, end of period (including $710 of cash held for sale as of October 2, 2005)	$10,713	$1,429	$12,467	$—	$24,609

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.– continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal nine months ended October 3, 2004

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(906)	$15,024	$8,997	$(24,021)	$(906)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(15,024)	(8,997)	—	24,021	—
Depreciation	—	3,358	3,337	—	6,695
Amortization of debt issuance costs and non-cash interest	3,024	—	244	—	3,268
Deferred taxes	(2,957)	2,997	358	—	398
(Gain) loss on sale/disposal of property and equipment	—	3	(82)	—	(79)
(Increase) decrease in receivables, net	—	13,812	34,227	—	48,039
(Increase) decrease in inventory	—	(699)	81	—	(618)
(Increase) decrease in prepaid expenses and other assets	—	(1,274)	(619)	—	(1,893)
Increase (decrease) in current liabilities	(4,265)	(10,252)	(38,367)	—	(52,884)
Other, net	—	(103)	405	—	302

Net cash provided by (used for) operating activities	(20,128)	13,869	8,581	—	2,322

Cash flows from investing activities:
Capital expenditures	—	(395)	(1,512)	—	(1,907)
Proceeds from sale/disposal of property and equipment	—	22	282	—	304
Other, net	—	489	—	—	489

Net cash provided by (used for) investing activities	—	116	(1,230)	—	(1,114)

Cash flows from financing activities:
Transactions with subsidiaries	19,220	(7,891)	(11,329)	—	—
Debt issuance costs	(462)	—	64	—	(398)
Changes in revolving debt, net	—	—	(636)	—	(636)
Change in book overdrafts, net	—	(4,322)	—	—	(4,322)

Net cash provided by (used for) financing activities	18,758	(12,213)	(11,901)	—	(5,356)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(448)	—	(448)

Cash and cash equivalents:
Increase (decrease) for the period	(1,370)	1,772	(4,998)	—	(4,596)
Balance, beginning of period	18,600	390	17,660	—	36,650

Balance, end of period	$17,230	$2,162	$12,662	$—	$32,054

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of October 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$10,713	$1,406	$1,429	$10,351	$—	$23,899
Accounts receivable, net	—	10,060	63,309	31,989	—	105,358
Inventory	—	—	7,296	6	—	7,302
Prepaid expenses and other assets	—	596	3,617	1,184	—	5,397
Assets held for sale	—	—	—	25,556	—	25,556
Deferred income taxes, net	—	—	3,438	4,716	(2,526)	5,628

Total current assets	10,713	12,062	79,089	73,802	(2,526)	173,140

Property and equipment, net	—	347	3,002	1,213	—	4,562
Goodwill, net	—	99	116,302	—	—	116,401
Investments in subsidiaries	108,792	—	2,743	10,650	(122,185)	—
Assets held for sale	—	—	—	14,092	—	14,092
Other assets	4,216	334	2,801	83	—	7,434
Deferred income taxes, net	1,257	513	—	1,106	(2,558)	318

Total assets	$124,978	$13,355	$203,937	$100,946	$(127,269)	$315,947

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$2,642	$—	$2,642
Accounts payable and drafts	—	6,345	52,396	14,657	—	73,398
Accrued liabilities	5,128	5,970	27,532	18,347	—	56,977
Liabilities held for sale	—	—	—	25,102	—	25,102
Deferred income taxes, net	2,013	513	—	—	(2,526)	—

Total current liabilities	7,141	12,828	79,928	60,748	(2,526)	158,119

Long-term debt	234,071	16,996	—	—	—	251,067
Intercompany accounts	(8,451)	(27,495)	7,610	28,336	—	—
Long-term deferred compensation and other liabilities	—	376	5,049	771	—	6,196
Liabilities held for sale	—	—	—	8,348	—	8,348
Deferred income taxes, net	—	—	2,558	—	(2,558)	—

Total liabilities	232,761	2,705	95,145	98,203	(5,084)	423,730

Redeemable Series A Preferred Stock	99,671	—	—	—	—	99,671
Shareholders’ equity (deficit)	(207,454)	10,650	108,792	2,743	(122,185)	(207,454)

Total liabilities and shareholders’ equity (deficit)	$124,978	$13,355	$203,937	$100,946	$(127,269)	$315,947

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended October 2, 2005 and October 3, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Quarter Ended October 2, 2005:

Net sales	$—	$6,129	$76,720	$27,797	$(14)	$110,632
Cost of sales	—	3,926	67,817	23,339	(14)	95,068

Gross profit	—	2,203	8,903	4,458	—	15,564
Selling, general and administrative expenses	—	636	5,158	1,560	—	7,354
Restructuring and severance costs	—	—	663	—	—	663

Income from continuing operations before interest, income taxes, and equity in affiliates	—	1,567	3,082	2,898	—	7,547
Interest expense (income), net	6,948	562	568	134	—	8,212

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,948)	1,005	2,514	2,764	—	(665)
Income tax provision (benefit)	(1,400)	—	1,302	(1,190)	—	(1,288)
Equity in affiliates	6,171	—	4,959	1,005	(12,135)	—

Income from continuing operations	623	1,005	6,171	4,959	(12,135)	623

Income (loss) from discontinued operations, net	1,889	(217)	1,889	1,889	(3,561)	1,889

Net income (loss)	$2,512	$788	$8,060	$6,848	$(15,696)	$2,512

Fiscal Quarter Ended October 3, 2004:

Net sales	$—	$5,206	$82,449	$23,737	$(99)	$111,293
Cost of sales	—	4,127	71,025	19,690	(99)	94,743

Gross profit	—	1,079	11,424	4,047	—	16,550
Selling, general and administrative expenses	—	532	6,542	1,458	—	8,532
Restructuring and severance costs	—	—	9	—	—	9

Income from continuing operations before interest, income taxes, and equity in affiliates	—	547	4,873	2,589	—	8,009
Interest expense (income), net	6,272	642	1,025	(29)	—	7,910

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,272)	(95)	3,848	2,618	—	99
Income tax provision (benefit)	(1,180)	—	1,277	326	—	423
Equity in affiliates	4,768	—	2,197	(95)	(6,870)	—

Income (loss) from continuing operations	(324)	(95)	4,768	2,197	(6,870)	(324)

Loss from discontinued operations	(860)	(103)	(860)	(860)	1,823	(860)

Net income (loss)	$(1,184)	$(198)	$3,908	$1,337	$(5,047)	$(1,184)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine months ended October 2, 2005 and October 3, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Nine Months Ended October 2, 2005

Net sales	$—	$18,769	$240,242	$81,714	$(56)	$340,669
Cost of sales	—	12,916	209,286	67,912	(56)	290,058

Gross profit	—	5,853	30,956	13,802	—	50,611
Selling, general and administrative expenses	—	1,906	17,899	4,961	—	24,766
Restructuring and severance costs	—	—	1,069	97	—	1,166

Income from continuing operations before interest, income taxes, and equity in affiliates	—	3,947	11,988	8,744	—	24,679
Interest expense (income), net	19,864	2,537	2,699	583	—	25,683

Income (loss) from continuing operations before income taxes, and equity in affiliates	(19,864)	1,410	9,289	8,161	—	(1,004)
Income tax provision (benefit)	(3,743)	—	3,685	430	—	372
Equity in affiliates	14,745	—	9,141	1,410	(25,296)	—

Income (loss) from continuing operations	(1,376)	1,410	14,745	9,141	(25,296)	(1,376)

Income (loss) from discontinued operations, net	(15,392)	826	(15,392)	(15,267)	29,833	(15,392)

Net income (loss)	$(16,768)	$2,236	$(647)	$(6,126)	$4,537	$(16,768)

Fiscal Nine Months Ended October 3, 2004

Net sales	$—	$16,243	$266,864	$69,262	$(2,012)	$350,357
Cost of sales	—	12,295	234,307	54,731	(2,012)	299,321

Gross profit	—	3,948	32,557	14,531	—	51,036
Selling, general and administrative expenses	—	2,631	20,081	3,797	—	26,509
Restructuring and severance costs	—	—	147	—	—	147

Income from continuing operations before interest, income taxes, and equity in affiliates	—	1,317	12,329	10,734	—	24,380
Interest expense (income), net	18,994	1,280	3,287	121	—	23,682

Income (loss) from continuing operations before income taxes, and equity in affiliates	(18,994)	37	9,042	10,613	—	698
Income tax provision (benefit)	(3,064)	52	3,015	1,409	—	1,412
Equity in affiliates	15,216	—	9,189	(15)	(24,390)	—

Income (loss) from continuing operations	(714)	(15)	15,216	9,189	(24,390)	(714)

Income (loss) from discontinued operations	(192)	615	(192)	(192)	(231)	(192)

Net income (loss)	$(906)	$600	$15,024	$8,997	$(24,621)	$(906)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended October 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(16,768)	$2,236	$(647)	$(6,126)	$4,537	$(16,768)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	647	—	6,126	(2,236)	(4,537)	—
Loss on asset impairment and sale	—	(547)	—	4,578	—	4,031
Depreciation	—	572	2,291	996	—	3,859
Goodwill impairment charges	—	—	—	7,131		7,131
Amortization of debt issuance costs	3,126	326	—	—	—	3,452
Deferred taxes	(556)	—	432	(1,497)	—	(1,621)
(Gain) on sale/disposal of property and equipment	—	(1)	(45)	(55)	—	(101)
(Increase) decrease in receivable, net	—	2,367	4,790	26,507	—	33,664
(Increase) decrease in inventory	—	—	1,825	258	—	2,083
(Increase) decrease in prepaid expenses and other assets	—	(284)	(880)	(859)	—	(2,023)
Increase (decrease) in current liabilities	(5,873)	(883)	(16,675)	(18,136)	—	(41,567)
Other, net	—	34	(311)	(1,505)	—	(1,782)

Net cash provided by (used for) operating activities	(19,424)	3,820	(3,094)	9,056	—	(9,642)

Cash flows from investing activities:
Capital expenditures	—	(171)	(938)	(986)		(2,095)
Payments for contingent consideration	—	—	(1,813)	—		(1,813)
Proceeds from sale of business	—	5,608	—	(520)	—	5,088
Proceeds from sale/disposal of property and equipment	—	8	55	240		303

Net cash provided by (used for) investing activities	—	5,445	(2,696)	(1,266)	—	1,483

Cash flows from financing activities:
Transactions with subsidiaries	24,512	(5,767)	(10,915)	(7,830)	—	—
Debt issuance costs	(25)	—	—	—	—	(25)
Changes in revolving debt, net	—	(581)	—	(7,422)	—	(8,003)
Changes in book overdrafts, net	—	—	6,564	—	—	6,564

Net cash provided by (used for) financing activities	24,487	(6,348)	(4,351)	(15,252)	—	(1,464)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1,529)	—	1,384	—	(145)

Cash and cash equivalents:
Increase (decrease) for the period	5,063	1,388	(10,141)	(6,078)	—	(9,768)
Balance, beginning of period	5,650	18	11,570	17,139	—	34,377

Balance, end of period (including $710 of cash held for sale as of October 2, 2005)	$10,713	$1,406	$1,429	$11,061	$—	$24,609

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended October 3, 2004

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(906)	$600	$15,024	$8,997	$(24,621)	$(906)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(15,024)	—	(8,997)	(600)	24,621	—
Depreciation	—	1,177	3,358	2,160	—	6,695
Amortization of debt issuance costs	3,024	244	—	—	—	3,268
Deferred taxes	(2,957)	—	2,997	358	—	398
(Gain) loss on sale/disposal of property and equipment	—	(95)	3	13	—	(79)
(Increase) decrease in receivable, net	—	5,934	13,812	28,293	—	48,039
(Increase) decrease in inventory	—	(4)	(699)	85	—	(618)
(Increase) decrease in prepaid expenses and other assets	—	(321)	(1,274)	(298)	—	(1,893)
Increase (decrease) in current liabilities	(4,265)	(13,333)	(10,252)	(25,034)	—	(52,884)
Other, net	—	80	(103)	325	—	302

Net cash provided by (used for) operating activities	(20,128)	(5,718)	13,869	14,299	—	2,322

Cash flows from investing activities:
Capital expenditures	—	(260)	(395)	(1,252)	—	(1,907)
Proceeds from sale/disposal of property and equipment	—	99	22	183	—	304
Other, net	—	—	489	—	—	489

Net cash provided by (used for) investing activities	—	(161)	116	(1,069)	—	(1,114)

Cash flows from financing activities:
Transactions with subsidiaries	19,220	(1,094)	(7,891)	(10,235)	—	—
Debt issuance costs	(462)	64	—	—	—	(398)
Changes in revolving debt, net	—	1,724	—	(2,360)	—	(636)
Changes in book overdrafts, net	—	—	(4,322)	—	—	(4,322)

Net cash provided by (used for) financing activities	18,758	694	(12,213)	(12,595)	—	(5,356)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(322)	—	(126)	—	(448)

Cash and cash equivalents:
Increase (decrease) for the period	(1,370)	(5,507)	1,772	509	—	(4,596)
Balance, beginning of period	18,600	5,639	390	12,021	—	36,650

Balance, end of period	$17,230	$132	$2,162	$12,530	$—	$32,054

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     Outlook
     Our business segments are affected by differing industry dynamics within a highly competitive automotive market. Our traditional product offerings, particularly in the engineering and staffing areas, are under intense pressures due to continuing cost containment and consolidation actions at our major customers. As a result of these and other industry trends, we have experienced an overall revenue decline during the past several years. We believe that automotive OEM budgets will continue to be challenged due to excess capacity, competition for market share, and pressure to reduce costs. In response to these trends, we are focused on growing specific high value offerings to our customers while maintaining our traditional customer programs and offerings. To remain competitive, we are continually streamlining our cost structure and evaluating our product offerings based on current market conditions.
     Our long-term strategy is to expand warranty and retail process improvement related programs with current and prospective customers. Our warranty programs focus on reducing overall customer warranty and warranty administration costs through outsourcing arrangements while implementing process improvements and best practices. The goal of our retail programs is to increase aftermarket and related sales while maximizing customer satisfaction for our customers. We believe that these services address specific customer needs in the increasingly competitive market. As we continue to penetrate new customers in the automotive industry, we are also working to expand our product offerings to other industries. Our targeted markets include non-automotive transportation and aftermarket retail among others. Although we cannot provide assurance about the future, we believe this strategy will enhance profitability and competitiveness on existing business while we work to expand higher value offerings to current and prospective customers.
     We are continually evaluating the rate of return on our portfolio of service offerings based on changing market conditions. During the fourth quarter of fiscal 2004, we determined we would seek to divest substantially all of our engineering and staffing businesses in Europe. The sales of portions of these businesses were completed during the second quarter of 2005. During the first quarter of 2005, we determined we would seek to divest our technical and commercial publishing business primarily in Italy. Management will continue to explore and evaluate additional development alternatives to focus the company on business units with higher growth and return prospects, particularly in the areas of warranty and dealership consulting. Operations classified as discontinued at October 2, 2005 have been excluded from the discussion of continuing operations and are discussed separately under the heading “Discontinued Operations”.
     Net Sales
     For the third quarter of 2005, consolidated net sales decreased $0.7 million, or 0.6%, compared to 2004. For the first nine months of fiscal 2005, consolidated net sales decreased $9.7 million, or 2.8%, from $350.4 million in fiscal 2004 to $340.7 million during fiscal 2005. The first nine months of fiscal 2005 reflect one week less sales for selected businesses due to the additional week included in the first nine months of fiscal 2004 as a result of our fiscal calendar. This reduction in billable days is the primary reason for the reduction in net sales from continuing operations during the first nine months of 2005. Our sales by segment, net of intercompany sales, were as follows:

			Inc / (Dec) vs. 2004
	2005	2004	$	%
	(dollars in thousands)
Fiscal Quarter:
Business Outsourcing Services	$41,486	$41,385	$101	0.2%
Human Capital Services	43,964	45,892	(1,928)	(4.2%)
Engineering Services	25,182	24,016	1,166	4.9%

Total net sales	$110,632	$111,293	$(661)	(0.6%)

Fiscal Nine Months:
Business Outsourcing Services	$128,773	$130,333	$(1,560)	(1.2%)
Human Capital Services	137,975	145,732	(7,757)	(5.3%)
Engineering Services	73,921	74,292	(371)	(0.5%)

Total net sales	$340,669	$350,357	$(9,688)	(2.8%)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Year over year sales of business outsourcing services reflect favorable volumes on warranty and retail service improvement programs in both European and U.S. operations. Our sales also reflect variations in exchange rates on non-U.S. operations during 2005. Foreign exchange rate movements increased sales $1.1 million versus the third quarter of 2004 and decreased sales by $0.6 million versus the first nine months of 2004. Improvements in sales volumes in warranty and retail programs have been offset by reductions in other traditional programs, primarily related to document management programs. Reductions were primarily due to the exit / cancellation of such programs due to cost reduction actions at our customers.
     The decline in human capital services reflects a 2.1% decline for the third quarter of 2005 and a 6.4% decline for the first nine months of 2005 in automotive contract staffing volumes. Other non-automotive human capital services volumes decreased 8.8% for the third quarter of 2005 and 5.2% for the first nine months of 2005. Reductions for the nine-month period reflect reduced billable days versus 2004 due to our fiscal calendar year.
     Sales of engineering services reflect increased volumes from selected programs. Most notably, our tire and wheel assembly operations benefited from the launch of a second line during the fourth quarter of 2004 and our Brazilian engineering operations realized increased headcounts on Ford related programs. The decrease during the first nine months of 2005 reflects one week less sales due to the additional week included in the first nine months of fiscal 2004. Engineering programs with automotive OEMs remain under pressure due to reductions in outsourced program spending.
     Operating Profit
     Our consolidated gross profit, selling, general and administrative expenses and operating income for the periods presented were:

			Inc (Dec) vs. 2004
	2005	2004	$	%
	(dollars in thousands)
Fiscal Quarter:
Gross profit	$15,564	$16,550	$(986)	(6.0%)
% of net sales	14.1%	14.9%	n/a	n/a
Selling, general and administrative expenses	$7,354	$8,532	$(1,178)	(13.8%)
% of net sales	6.6%	7.7%	n/a	n/a
Operating income	$7,547	$8,009	$(462)	(5.8%)
% of net sales	6.8%	7.2%	n/a	n/a

Fiscal Nine Months:
Gross profit	$50,611	$51,036	$(425)	(0.8%)
% of net sales	14.9%	14.6%	n/a	n/a
Selling, general and administrative expenses	$24,766	$26,509	$(1,743)	(6.6%)
% of net sales	7.3%	7.6%	n/a	n/a
Operating income	$24,679	$24,380	$299	1.2%
% of net sales	7.2%	7.0%	n/a	n/a
     Gross profits declined during the third quarter despite stable sales volume. The reduction reflects an unfavorable mix versus the third quarter of 2004 due to the reduced revenues in selected high margin programs from 2004. Selling, general and administrative expenses decreased versus both the third quarter and first nine months of 2004 due to cost reductions, net of increased investment in selected sales and business development initiatives during 2005. These reductions had a larger impact on the third quarter versus the nine month results due to the timing of implementation. Cost reduction actions resulted in restructuring costs totaling $0.7 million and $1.2 million for the quarter and first nine months of 2005, respectively. We will continue to review operational and support costs relative to projected levels of business and take actions to optimize our cost structure. Employment actions taken to date are expected to result in additional selling, general and administrative savings during the fourth quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Interest expense
     Interest expense increased from $7.9 million during the third quarter of 2004 to $8.2 million during the third quarter of 2005, an increase of $0.3 million. For the first nine months of 2005, interest expense increased $2.0 million versus 2004. The increase in interest expense compared to 2004 primarily resulted from the impact of foreign exchange rates on the recorded value of U.S. dollar denominated debt issued by our U.K. subsidiary. Changes in exchange rates resulted in an adverse impact in the first nine months of 2005 and a favorable impact in the comparable period of 2004.
     Income taxes
     The company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for all periods presented differs from the 35% federal statutory rate because of such valuation allowances and the effect of taxable earnings in foreign jurisdictions for which valuation allowances have not been recorded. Variances by period are primarily related to the mix of taxable earnings versus non-taxable losses in selected jurisdictions. In addition, the provision for the third quarter of 2005 includes an income tax benefit of approximately $2.8 million related to the reversal of valuation allowances primarily in our U.K. operations. Due to changes in the composition of our U.K. operations, management determined that it is more likely than not that remaining net deferred tax assets at October 2, 2005 will be realized.
     Discontinued Operations
     Selected European businesses are reflected as discontinued operations and eliminated from the on-going operations of MSXI due to management’s decision to divest such operations. Operations reflected as discontinued include substantially all engineering and staffing business in Europe as well as our technical and commercial publishing business based primarily in Italy. Management has determined these businesses are no longer core to the company’s strategy due to changing competitive requirements, customer demands and our focus on businesses with higher growth and return prospects. For all businesses reflected as discontinued a process for selling such operations has been initiated. In accordance with SFAS No. 144, discontinued operations have been eliminated from the on-going operations of MSXI.
     On July 1, 2005, we completed the disposition of substantially all the engineering and staffing operations of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of about $7.4 million, before related expenses. $6.5 million in proceeds have been received as of October 2, 2005, and $0.9 million of the proceeds remain in escrow pending the outcome of certain contingencies. Proceeds from the U.K. sale are subject to a blocked account control agreement with our banking institution pending resolution pursuant to the terms of our senior credit facility. MSX International Limited continues to deliver technical business services and vendor management programs to customers.
     In June 2005, we completed the disposition of Cadform MSX Engineering GmbH (“Cadform”), an engineering subsidiary based in Germany. Prior to concluding the sale, MSX International Engineering GmbH (Cadform’s parent company) contributed 1 million € of additional equity to Cadform and purchased certain real property from Cadform for 1.3 million €. The sale was completed for nominal proceeds to MSXI resulting in a net loss of $4.6 million. The sale of Cadform eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     Results of discontinued operations include restructuring charges of $6.6 million and $1.1 million for the first nine months of fiscal 2005 and 2004, respectively, related primarily to employment actions taken in our technical and commercial publishing business in Italy. Charges for 2005 were related to an agreement with various trade union organizations that establishes a program for permanent employment reductions affecting 124 personnel. Affected employees are expected to utilize the program beginning in the first half of 2006. There were no such related charges for the third quarter of fiscal 2005. Charges during 2004 were related to various restructuring and severance actions.
     Results of discontinued operations also reflect a goodwill impairment charge of $7.1 million for the first nine months of fiscal 2005 related to our technical and commercial publishing business in Italy. The impairment charge was calculated based on the estimated fair value of this business versus the carrying value of assets held for sale. Fair value of such assets was estimated based upon market values contemplated in a proposed sale.

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
     Operating Activities. Net cash used for operating activities was $9.6 million for the first nine months of fiscal 2005 compared to net cash provided by operating activities of $2.3 million during fiscal 2004. Cash flows from operating activities are impacted by the timing of payments for vendor management programs. Funding for vendor management programs reduced operating cash flow by $11.7 million during the first nine months of 2005. Funding for vendor management programs in 2004 resulted in increased cash flows of $4.1 million. Unfunded payments for such programs are reflected as book overdrafts in our financial statements. Cash flows during 2004 included payments for 2003 restructuring obligations totaling $11.9 million. Equivalent payments totaled $2.0 million during 2005. Cash from operating activities during 2005 also reflect the payment of management incentives totaling about $3.5 million. No such payments were made in 2004. As of October 2, 2005, $3.6 million of cash was held on behalf of a vendor management solutions partner. Subsequent to the third fiscal quarter in 2005, approximately $3.0 million of such balances were paid to the vendors in accordance with normal terms.
     Investing Activities. Net cash provided by investing activities was $1.5 million for the first nine months of 2005 compared to net cash used for investing activities of $1.1 million for the comparable period of 2004. Initial net proceeds of $5.1 million were generated from the sale of selected European operations. The net proceeds received are maintained with our banking institution, which is subject to a blocked account control agreement pending resolution pursuant to our senior credit facility. During the first nine months of 2005, net cash used for investing activities included $1.8 million of payments related to an on-going acquisition earnout obligation. Payments for this obligation will continue through the end of 2007.
     Financing Activities. Net cash used for financing activities was $1.5 million for the first nine months of 2005 compared to net cash used of $5.4 million for the first nine months of 2004. Financing activities during 2005 include a decrease in book overdrafts, of $10.9 million, compared to 2004 due primarily to the timing of payments for vendor management programs.
     Liquidity and Available Financings
     Our total indebtedness as of October 2, 2005 consists of senior secured notes, mezzanine term notes, fourth lien term notes, senior subordinated notes and borrowings under various short-term arrangements. In addition to our total indebtedness, we also have contingent commitments related to letters of credit totaling about $4.2 million at October 2, 2005.
     Available borrowings under our credit facility as of October 2, 2005 are subject to accounts receivable balance requirements. As of October 2, 2005 we have $31.1 million available for immediate borrowing based on eligible accounts receivable as determined in accordance with our credit agreement, as amended.
     We believe that our financing arrangements, including further expected changes to arrangements in Italy, provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations (“see Part II, Item I. Legal Proceedings”) through the term of our senior credit facility, although there can be no assurance that will be the case. We expect to obtain a suitable extension or other alternative to our amended and restated credit facility on or before it’s expiration on August 1, 2006. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing of current debt arrangement and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.
New Accounting Pronouncements
     SFAS No. 123-R,: Accounting for Stock-Based Compensation- Revised: Issued by the FASB in December 2004, this standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new statement is now effective for public companies for annual periods beginning after June 15, 2005. We are is in the process of studying this statement, and we have to determine the effects, if any, on our consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of MSX International, Inc. management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon this evaluation the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 6. EXHIBITS
(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

99.1	Press release announcing 3rd quarter results.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 16, 2005

MSX INTERNATIONAL, INC. (Registrant)
By:	/s/ Frederick K. Minturn
Frederick K. Minturn
Executive Vice President and Chief Financial Officer
(Chief accounting officer
and authorized signatory)

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
EXHIBIT	31.1	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

EXHIBIT	31.2	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

EXHIBIT	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

EXHIBIT	99.1	Press release announcing 3rd quarter results.