Form 10-K
period 2006-01-01
MSX INTERNATIONAL INC
filed 2006-04-18
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ). Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
No substantial amounts of the registrant’s common stock are held by non-affiliates of the registrant.
Number of shares outstanding of each of the registrant’s classes of common stock at March 31, 2006:
486,354 shares of Class A Common Stock, $0.01 par value.

GLOSSARY
Certain terms used in the text and financial statements are defined below.

APB	Accounting Principles Board
APB Opinion No. 25	APB Opinion No. 25, “Accounting for Stock Issued to Employees”
Cadform	Cadform – MSX Engineering GmbH
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CTS	Creative Technology Services, Inc.
CVC	Citicorp Venture Capital Ltd.
DaimlerChrysler	DaimlerChrysler AG
Draupner	Draupner Associates AB
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
Fiat	Fiat S.p.A.
FIN 46	FASB Interpretation No. 46 – “Consolidation of Variable Interest Entities”
FIN 46-R	FASB Interpretation No. 46 – Revision
Ford	Ford Motor Company
General Motors	General Motors Corporation
MSXI	MSX International, Inc.
ISO	International Organization for Standardization
MSXI Limited	MSX International Limited
OEM	Original Equipment Manufacturer
Preferred Stock	12% Series A Cumulative Mandatorily Redeemable Preferred Stock
Satiz	Satiz S.r.l.
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS No. 123	SFAS No. 123, “Accounting for Stock-Based Compensation”
SFAS No. 131	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”
SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 146	SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”
SFAS. No. 150	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”
Stock Option Plan	MSX International, Inc. 2000 Stock Option Plan
U.K.	United Kingdom
U.S.	United States
WACC	Weighted Average Cost of Capital

PART I
Item 1. Business.
     General
     MSXI is a holding company incorporated under the laws of Delaware in late 1996. We are a global provider of outsourced business services and complementary technical services. We believe our service offerings improve the business performance of our customers by enhancing operating effectiveness, improving quality, and reducing costs through outsourcing arrangements. Our customers value our in-depth knowledge of their business requirements and systems, our international delivery capability, our proprietary processes, and unique technical skills. We currently have over 4,600 employees providing technical services to more than 350 clients in 18 countries.
     Our long-term strategy is to expand warranty and retail process improvement related programs through outsourcing arrangements while maintaining other complementary customer programs and offerings. Our warranty and retail programs address specific customer needs for reduced product and quality costs, improved customer satisfaction, and increased aftermarket sales volumes, as described further below. Other benefits, which drive outsourcing, include reduced operating costs, lower capital investment, and management focus on core activities. Outsourcing also improves operating flexibility by increasing the variability of a company’s cost structure. We believe that our focus on these high value services will lead to improved profitability and revenue growth in these areas.
     We operate in a highly competitive automotive market that is being affected by excess capacity, competition for market share, and pressure to reduce costs. To remain competitive, we are continually streamlining our costs structure and evaluating our product offerings based on customer demand. As a result of these factors selected businesses have been sold or are currently classified as held for sale due to management’s decision to focus on other core offerings.
     Technical Service Offerings
     Our business is organized into three reporting segments: business outsourcing services, human capital services, and engineering services. The following table shows a summary of our net sales by segment from continuing operations, net of intercompany sales, for the three fiscal years ended January 1, 2006. For additional information on results of discontinued operations see Note 4 of our consolidated financial statements included under Item 8. of this report. Additional information on our operating results by segment appears in Note 17 of our consolidated financial statements included under Item 8. of this report.

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
		(In thousands)
Business Outsourcing Services	$169,155	$177,964	$173,814
Human Capital Services	177,136	190,307	231,907
Engineering Services	88,675	86,034	98,182

Total net sales	$434,966	$454,305	$503,903

     The domestic and foreign markets for our services are highly competitive. In some cases, our competitors include a number of other well-established vendors, as well as customers with their own internal capabilities. Although a number of companies of varying size compete with us, no single competitor is substantially in competition with respect to all of our services. The following summarizes the current services offered by each of our segments.

     Business Outsourcing Services
     We deliver a range of technology-based business services to meet the outsourcing requirements of our customers in North America, Europe and Australia. Our business outsourcing services provide our customers with actionable product, market, and customer information they need to improve product quality, reduce costs, increase aftermarket sales opportunities and improve customer loyalty and satisfaction. We also offer communication solutions that facilitate our customer’s communication strategies by creating, maintaining, and delivering information. Our service offerings include:
•	Warranty solutions — warranty process improvement consulting, claims assessment and analysis, warranty approval and technical call centers, contract administration of extended warranty programs, and management and operation of parts return centers;

•	Retail Consulting Solutions — customized consulting programs for automotive and transportation industries that deliver measurable improvements in retail sales growth, customer satisfaction levels, and shop flow capacity;

•	Customized call center solutions — customer contact centers, technical assistance call centers, warranty pre-approval hotlines, customer helpdesk services and parts hotlines;

•	Integrated document management solutions — assists our customers in facilitating the internal development and distribution of knowledge across their organizations. Our services include document imaging and document support processing centers;

•	Technical documentation and publishing — cost effective development and content management of engineering, manufacturing and accessories content with focus on exceeding quality expectations.
     In many cases, our principal competition for these business outsourcing services is the customer’s in-house operations. Other competitors for these business services include, but are not limited to EDS, IBM, Maritz, TeleTech/Percepta, Valley Forge/SPX, Xerox, and Budco.
     Human Capital Services
     We provide a broad range of services in the U.S. and United Kingdom to help maximize the effectiveness, flow, and utilization of human capital in technology-oriented environments. Staffing solutions include:
•	Contingent staffing — traditional temporary and/or permanent staffing for information technology, engineering or other professional staff needs. Our staffing capabilities include design and production engineers, computer operators, database specialists, network administrators and specialists, PC support staff, software engineers, systems analysts and administrators, and technical support specialists;

•	Vendor management programs — management of the entire contract staffing procurement and deployment process on a regional, national or global basis utilizing web enabled supporting technologies and custom processes;

•	Specialized training — training programs and virtual training courseware;

•	Outsourced purchasing services — management of the procurement process from initial requisition to supplier payment.
     Our competitors in human capital services include Adecco International, CDI, Keane, kforce, Manpower, Kelly Services Technical, Olsten, TechAid, Volt, and numerous regional information technology-staffing firms. Other indirect competitors include Monster.com (a subsidiary of Monster Worldwide) and other internet-based staffing resource providers.

     Engineering Services
     We provide a complete range of engineering services in the United States, including consultancy, product and process development, and full program management. Our customer base is primarily concentrated in the automotive industry. Our services are delivered through all phases of the product development cycle. Service offerings include:
•	Technical consultancy — consultancy that supports complete engineering and niche vehicle development and support programs and the application of processes and technology tools to achieve best in class product quality, timing, and cost;

•	Technology applications — we apply technology and CAE tools to execute projects, including virtual engineering (digital designing, predictive analysis, dimensional management, CAD engineering, and manufacturing simulation). This reduces development process cycle time and minimizes requirements for physical prototypes and testing;

•	Engineering services — we provide general engineering services required to deliver successful products. These include studio services, product engineering (body structures, chassis, and trim), system integration in powertrain and electronics, prototype vehicle and system development and build, process and manufacturing engineering, and low volume vehicle build.
     In North America, Magna, Porsche, and Roush Industries, among others, deliver similar engineering services. Substantially all of our European engineering operations are presented as discontinued as of January 1, 2006.
     Disposition of Businesses
     Management has determined that selected businesses are no longer core to the Company’s strategy due to various changes affecting the operations and the markets in which they compete. As a result, selected businesses have been sold, or are classified as held for sale, as of January 1, 2006. For additional information related to such businesses refer to Note 4 of our consolidated financial statements included under Item 8. of this report.
     Significant Customers and Supply Relationships

     Our customers include the major U.S. and European automotive OEMs and automotive suppliers as well as other manufacturers. Although we have more than 350 customers, Ford, DaimlerChrysler, and General Motors, including their automotive subsidiaries, together accounted for 70.1% of our net sales from continuing operations for the fiscal year ended January 1, 2006.
     A substantial portion of our sales are based on annual purchase order commitments. Such annual commitments are subject to competitive benchmarking and price negotiations at the option of our customers. Other services are delivered pursuant to annual or multi-year purchase orders that establish commercial terms, but which may vary in actual demand. A substantial portion of our human capital services is delivered pursuant to such an arrangement that is subject to annual renewal.
     Substantial portions of our sales to selected large customers are sales of services that our predecessor companies or we have provided to these customers for numerous years. We often deliver these services on a preferred or sole supplier basis, frequently in several countries or to multiple customer subsidiaries. Often we are integrated with or utilize our customers’ systems and processes. In many instances, we are co-located in our customers’ facilities. We believe our services are an integral part of our customers’ day-to-day operations. Such relationships permit a degree of forward revenue visibility. They also give us the opportunity to expand existing customer relationships by cross-selling our other technical business services.

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
     Global Capabilities

     We believe our international presence is an advantage in winning and retaining new business, particularly for our warranty solutions and dealership consultancy services. We currently provide services in 18 countries through our facilities or on-site with customers. Foreign operations are subject to political, monetary, economic, and other risks associated with international businesses. Additional information about market risks is included under Item 7A. of this report. For the fiscal year ended January 1, 2006, 31.1% of our net sales were generated outside of the U.S. after adjusting for discontinued operations.

     Additional financial information concerning our geographic coverage is set forth in Note 17 to our consolidated financial statements included under Item 8. of this report.
     Employees
     Our future success is substantially dependent upon our ability to attract, retain, and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the needs of our customers. Competition for individuals with proven technical or professional skills is intense. We compete with other technical service companies, as well as customers and other employers for qualified personnel.
     As of January 1, 2006, we had the following number of employees, broken out by geographic location:

Number of
Region	employees
North America	2,650
United Kingdom	206
Italy	547
Germany	347
Rest of Europe	358
Other	583

Total	4,691

     Employees working in discontinued operations totaled 549 as of January 1, 2006, and are included above. A small portion of our employees in the U.S. are members of unions. We believe that our current relations with our employees are good. There are no significant issues arising under a collective bargaining agreement, which would have a material adverse effect on our financial condition, results of operations or long-term cash flows.

     Seasonality of our Business
     The number of billing days in a fixed period and the seasonality of our customers’ businesses may affect our operating results. Demand for some of our services has historically been lower during automotive shutdown periods including both summer and year-end holidays.
     Environmental
     Due to the nature of our service offerings, compliance with foreign, federal, state, and local environmental protection laws and regulation is not expected to result in material capital expenditures or have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.
     Patents and Trademarks
     We hold a number of U.S. and foreign patents, licenses, copyrights, tradenames, and trademarks. Although we consider our intellectual property valuable, we do not believe that there is any reasonable likelihood of the loss of any rights that would have a material effect on our operating units, services or present business as a whole.
     Available Information
     MSXI’s internet address is http://www.msxi.com. You can access free of charge on http://www.sec.gov all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed pursuant to Section 13(a) or 15(d) of the Exchange Act. Such reports are available as soon as they are electronically filed with the SEC.
Item 1A. Risk Factors.
     The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.
We are reliant on the automotive industry.
     Sales of our services to the automotive market (including OEM suppliers) accounted for approximately 85.2% of our net sales for the fiscal year ended January 1, 2006. As a result, our principal operations are directly related to domestic and foreign automotive vehicle design, planning and production. Automotive sales and production are highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. A decline in automotive sales and design planning and production, or a decrease in the prices that we can realize from sales of our services to the automotive market, could materially adversely affect our results of operations or financial condition. Because of our reliance on the automotive industry, which is centered in Southeastern Michigan, as of January 1, 2006, approximately 18.9% of our facilities were located in Michigan and over 42.2% of our employees were based in Michigan. In the future, a majority of our business is likely to remain in Michigan, and therefore might be affected by any extraordinarily adverse conditions in Michigan.
We are reliant on our major customers.
     In the fiscal year ended January 1, 2006, sales to Ford, DaimlerChrysler, and General Motors, including their automotive subsidiaries, accounted for approximately 45.1%, 18.2%, and 6.8% of our consolidated sales, respectively. There can be no assurance that any of our top customers will continue to require all of the services currently provided or that any of our top customers will not develop alternative sources, including their own in-house operations, for the services they currently purchase. If any one of our top customers significantly decreases the amount of services it purchases from us or is no longer a customer, it could have a material adverse effect on our results of operations and financial condition. In connection with selected services we provide to Ford, we collect receivables at approximately the same time we make payment to our suppliers. However, in connection with other programs, we typically are reimbursed by our customers within invoicing terms, which is generally a 30-60 day period after we pay our employees. If any of our large customers, were to experience a liquidity problem that resulted in the customer being unable to reimburse us, we could, in turn, develop a liquidity problem. This could have a material adverse effect on our business, operating results or financial condition.
Our cost reduction efforts may be unsuccessful and we may incur unanticipated expenses that could have an adverse effect on our results of operations and financial condition.
     We continue to implement our overall business strategy following the implementation of a comprehensive cost reduction plan in late 2003, including exiting under-performing businesses, reducing employment costs in selected business units through reductions in staffing levels, reducing our facilities, and reducing operating costs. In particular, we are restructuring our Italian subsidiary to meet current customer demand for its services. If we are unsuccessful in our efforts to optimize our cost structure and align resources with our growth strategy, or if the results of our cost reduction efforts do not occur as quickly as expected, we may incur unanticipated expenses and costs that would adversely effect our results of operations and financial condition.
Termination of customer relationships may cause us to have uncovered financial commitments.
     As a leading, single source provider of staffing, engineering and business services, we provide our customers with a broad range of complementary services tailored to suit our customers’ needs. Accordingly, as customers’ needs arise, we must sometimes make significant financial commitments and incur overhead expenses in order to complete projects or fulfill purchase orders. In the event that our customers cancel or cease to maintain their arrangements with us or we are unable to procure similar business from new customers, we may not be able to generate sufficient revenues to offset our financial commitments or overhead expenses. There can be no assurance that the work flow under our current arrangements will continue or that these arrangements will be replaced by similar arrangements with the same or new customers.
The revenues and stability of our customer contracts fluctuates, which may adversely affect our operating results.
     Most of our contracts do not ensure that we will generate a minimum level of revenues, and the profitability of each customer program may fluctuate, sometimes significantly, throughout the various stages of such program. For example, we experienced declining revenue over the last several years due in part to challenges posed by our key customers. Although we seek to sign multi-year contracts with our customers, our contracts generally enable the customers to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. We are usually not designated as our customer’s exclusive service provider, however, we believe that meeting our customers’ expectations can have a more significant impact on revenues generated by us than the specific terms of our customer contracts.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness and other obligations.
     We are highly leveraged. As of January 1, 2006, our total debt obligations totaled $251.7 million and our ratio of total debt obligations to total capitalization was less than 1.0. Our ratio of total debt to total capitalization reflects the impact of significant losses in recent years and carryover basis accounting rules dating back to our formation. These rules required that amounts paid in excess of book value totaling $28.7 million for certain acquisitions were recorded as a reduction to additional paid in capital. The degree to which we are leveraged could have important consequences, including the following:
•	Making it more difficult for us to satisfy our outstanding indebtedness and other obligations;

•	Impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	Dedicating a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for operations and expansion plans;

•	Limiting our flexibility in planning for, or reacting to changes in business and the industries in which we compete;

•	Placing us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

•	making us more vulnerable to a downturn in general economic conditions or our business.
     If our financial condition, operating results and liquidity deteriorate, our relations with our creditors, including our suppliers, may also be adversely affected. Our creditors could restrict our ability to obtain future financing and our suppliers could require prepayment or cash on delivery rather than extend credit to us. Our ability to generate cash flows from operations sufficient to service our short and long-term debt obligations will be further diminished.
     Our ability to make scheduled payments or to refinance our obligations with respect to our indebtedness depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control and to our ability to access payments and advances from our subsidiaries in amounts and at times sufficient to fund our debt obligations. There can be no assurance that our operating results or access to payments and advances from our subsidiaries will be sufficient for payment of our indebtedness, including any of our outstanding existing notes. See “Our holding company structure may impair our ability to make payments on our outstanding indebtedness and other obligations” below.
     Furthermore, if the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations, and we may be unable to take any of these actions on satisfactory terms in a timely manner or at all. Additionally, our senior credit facility, the indentures governing our outstanding notes, as well as other current debt instruments limit our ability to take several of these actions. See “Restrictive covenants in our senior credit facility, the indentures governing our outstanding notes and our other current and future indebtedness could adversely restrict our operating flexibility” below.
Restrictive covenants in our senior credit facility, the indenture governing our outstanding senior secured notes and our other current and future indebtedness could adversely restrict our operating flexibility.
     The discretion of our management with respect to certain business matters is limited by covenants contained in our senior credit facility, the indenture governing our outstanding senior secured notes, as well as other current and future debt instruments. Among other things, the covenants contained in such indenture restrict, condition or prohibit us from incurring additional indebtedness, creating liens on our assets, making certain asset dispositions and entering into certain transactions with affiliates. In addition, our senior credit facility contains financial and operating covenants and prohibitions, including requirements that we maintain certain financial ratios. There can be no assurance that our leverage and these restrictions will not materially and adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Moreover, a failure to comply with the obligations contained in such indenture or any other agreements with respect to additional financing, including our senior credit facility or any replacement facility, could result in an event of default under these agreements, which could permit acceleration of the related debt and acceleration of debt under future debt agreements that may contain cross acceleration or cross default provisions.
Our ability to meet our long-term liquidity needs and obtain additional financing is uncertain.
     Although we believe that our financing arrangements provide us with sufficient flexibility to fund our operations, debt services requirements and contingent earn-out obligations (See “Part I, Item 3, Legal Proceedings”) through the extended term of our senior credit facility, which term expires January 15, 2007, there can be no assurance that will be the case. In connection with the amendment to our senior credit facility in March 2006 to extend its term, the aggregate commitments thereunder were reduced from $45 million to $25 million subject to a borrowing base based on domestic accounts receivable (with a $6 million limit) and cash collateral. In addition, our senior credit facility was amended to allow for future permanent reductions of commitments and related borrowings in connection with the use of proceeds from any asset sales that are held in blocked accounts in accordance with our senior credit facility and to eliminate all commitments related to our non-domestic subsidiaries. We have no commitments for additional funding upon the expiration of the extended term of our senior credit facility and so our ability to meet our long-term liquidity needs is uncertain. Furthermore, additional financing may not be available when needed, or, if available, financing may not be on terms favorable to us. If financing is not available when required or is not available on acceptable terms, we may be required to significantly curtail our business operations.

Our holding company structure may impair our ability to make payments on our outstanding indebtedness and other obligations.
     We are a holding company and conduct all of our operations through subsidiaries. Consequently, our ability to pay our obligations with respect to our outstanding indebtedness and other obligations will be dependent on our ability to receive dividends and other payments or advances from our subsidiaries or to obtain additional capital or other payments or advances, in cash or otherwise, from our subsidiaries, which have no obligation to provide any dividends, payments or advances, other than pursuant to the subsidiary guarantees of our senior credit facility and our outstanding notes, or from another source.
The existence of one or more material weaknesses in our internal controls over financial reporting could result in errors in our financial statements, and substantial costs and resources may be required to rectify any such internal control deficiencies.
     We have identified material weaknesses in our internal control over financial reporting as described under Item 9A “Controls and Procedures” in this Form 10-K. Our business may be adversely affected if we have not adequately addressed those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.
     We have restated our previously issued financial statements for the fiscal years ended January 2, 2005 and December 28, 2003 as described more fully in Note 3 of our consolidated financial statements included under Item 8. of this Form 10-K. The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies.
     We are committed to, and are actively engaged in, remedying these matters. The failure to implement, or delays in implementing, the improvements necessary to remedy the material weakness could adversely affect our ability to report reliable financial information on a timely basis and to comply with the financial reporting requirements under applicable governmental rules.
Our principal shareholder may exercise control over our operations.
     As of January 1, 2006, CVC and its affiliates beneficially owned approximately 74.6% of our outstanding Common Stock. Accordingly, CVC will be able to:
•	Select our entire Board of Directors;

•	Control our management and policies; and

•	Determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.
     CVC will also be able to prevent or cause a change in control of the Company and will be able to amend the Company’s Certificate of Incorporation and Bylaws without the approval of any other of our stockholders. Further, CVC and certain members of management have entered into a stockholders’ agreement in which they have agreed to vote their shares in a manner so as to elect our entire Board of Directors.
The industries in which we operate are highly competitive.
     Each industry in which we operate is highly competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and highly specialized companies. We also compete with in-house units of our customers. Several of our competitors may have greater name recognition, as well as greater marketing, financial and other resources than us.

     Price competition in each industry we operate is significant, and pricing pressures from competitors and customers are increasing, particularly as customers continue to competitively bid new contracts. Additionally, we face the risk that certain of our customers may decide to offer more highly integrated services at a lower cost internally if they have the capability to do so. Moreover, competition from internet-based sources has increased and seeks to displace our service businesses and our competitors by replacing them with new business models.
     We expect that the level of competition will remain high, and there can be no assurance that we will be able to compete effectively against our competitors in the future or that businesses will continue to outsource the types of services that we offer. Continued or increased competition could limit our ability to maintain or increase our market share and margins and could have a material adverse effect on our business, financial condition or results of operation.
Fluctuations in the general economy may adversely affect our operations.
     Demand for our services is highly dependent upon the general level of economic activity and the staffing needs of our customers. The pace of customer capital spending programs, new product launches and similar activities has a direct impact on the need for staffing services and project outsourcing. When economic activity begins to increase, temporary personnel are often added before full-time employees are hired. During expansions, there is also increased competition among staffing firms for qualified personnel. Conversely, as economic activity slows, the use of temporary employees is often curtailed by customers before permanent employees are laid off, resulting in a decreased demand for temporary personnel. For example, we experienced declining revenues over the last several years due to the unstable economic environment, the volatile demand for engineering and staffing services and challenges posed by key customers. Thus, an economic downturn on a national, regional or local basis could adversely affect the demand for our services and could have a material adverse effect on our results of operations or financial condition.
Our future success is substantially dependent on the availability of qualified personnel.
     Our future success is substantially dependant upon our ability to attract, retain and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the requirements of our customers or to successfully bid for new customer projects. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with the changing needs of our customers and emerging technologies. Competition for individuals with proven technical or professional skills is intense, and demand for such individuals is expected to remain very strong for the foreseeable future. We compete with other staffing companies as well as our customers and other employers for qualified personnel. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers and upon economic terms acceptable to us. If the cost of attracting and retaining personnel increases, there can be no assurance that we will be able to pass this increased cost through to our customers, and therefore these increases may have a significant effect on our results of operations and financial condition.
We are substantially dependent upon our key personnel.
     Our operations are substantially dependent upon the continued efforts of our executive officers and senior management. In addition, we are substantially dependent on the performance and productively of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of key executive officers and senior management who have acquired experience in running our operations on an international level may cause a significant disruption to our business. Moreover, the loss of our key local managers and field personnel may jeopardize existing customer relationships with businesses that continue to use our services based upon past direct relationships with these local managers and field personnel. Either of these types of losses could have adversely affect our operations, including our ability to establish and maintain customer relationships.
We are subject to risks related to our international operations, which could have a material adverse effect on those operations or our business as a whole.
     We currently provide services in 18 countries. For the fiscal year ended January 1, 2006, our foreign subsidiaries accounted for $135.4 million, or 31.1% of our consolidated net sales from continuing operations. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:
•	Exposure to local economic conditions;

•	Exposure to local political conditions, including the risk of seizure of assets by foreign government;

•	Exposure to local social unrest, including any resultant acts of war, terrorism or similar events and the resultant impact on economic and political conditions;

•	Currency exchange rate fluctuations;

•	Controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	Changing, and in some cases, complex or ambiguous laws and regulations;

•	Export and import restrictions; and

•	Litigation claims and judgments.
     To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business. For example, if a foreign currency appreciates against the U.S. dollar in a jurisdiction where we have significantly more costs than revenues generated in a foreign currency, the appreciation may effectively increase our costs in that location. From time to time, if we determine it is appropriate and advisable to do so, we may seek to lessen the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will be successful in these efforts.
     The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.
Our operating results may fluctuate from period to period.
     Results for any quarter or fiscal year are not necessarily indicative of the results that we may achieve for any subsequent quarter or fiscal year. The following factors are likely to cause fluctuations in our results of operations for particular quarterly or annual periods:
•	Seasonality, including number of workdays and holiday and summer vacations;

•	The business decisions of our customers regarding the use of our services;

•	Periodic differences between our customers’ estimated and actual levels of business activity associated with ongoing engagements;

•	The stage of completion of existing projects and/or their termination;

•	Our ability to transition employees quickly from completed projects to new engagements;

•	The introduction of new products or services by us or our competitors;

•	Changes in our pricing policies or those of our competitors;

•	Our ability to manage costs, including those for personnel, support services and severance;

•	Our ability to maintain an appropriate headcount in each of our workforces;

•	Changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;

•	Currency exchange rate fluctuations;

•	Changes in estimates, accruals or payments of variable compensation to our employees; and

•	Global, national, regional and local economic and political conditions and related risks, including acts of terrorism.
We may be liable for the actions of our employees and our customers.
     In the course of providing services to our customers, we place our employees in the workplaces of other businesses. An attendant risk of this activity includes possible claims of errors and omissions, misuse of customer proprietary information, discrimination and harassment, theft of client property, other criminal activity or torts, workers’ compensation claims and other claims. We have policies and guidelines in place to help reduce our exposure to these risks and have purchased insurance policies against certain risks in amounts that we believe to be adequate. While we have not historically experienced any material claims of these types, there can be no assurance that we will not experience these types of claims in the future or that our insurance will remain available on reasonable terms or be sufficient in amount or scope to cover any such liability. In addition, there can be no assurance that we may not incur fines or other losses or negative publicity with respect to such problems that could have a material affect on our business. In some instances, we have agreed to indemnify clients against some of the foregoing matters.
The temporary employment industry is heavily regulated.
     The temporary employment industry is heavily regulated in many of the jurisdictions in which we operate. There can no assurance that the jurisdictions in which we operate will not create additional regulations that prohibit or restrict certain types of employment services that we currently provide, or impose new or additional benefit, licensing or tax requirements that may reduce our future earnings.
     There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.
The cost of unemployment insurance premiums and workers’ compensation costs for our temporary employees may rise and reduce our profits.
     Businesses use temporary staffing in part to shift certain employment costs and risks to personnel services companies. For example, we are responsible for and pay unemployment insurance premiums and workers’ compensation for our temporary employees. These costs have generally risen as a result of increased claims and governmental regulation, as have the level of wages generally. There can be no assurance that we will be able to increase the fees charged to our customers in the future to keep pace with increased costs. Price competition in the personnel services industry is intense, and has led to lower margins. There can be no assurance that we will maintain our margins, and if we do not, our profitability could be adversely affected.
We depend on the proper functioning of our information systems.
     We are dependent on the proper functioning of our information systems in operating our business. Our critical information systems used in our daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. They are still vulnerable, however, to hurricanes, other storms, flood, fire, earthquakes, power loss, telecommunications failures, physical or software break-ins and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and staffing records reliably, and to bill for services efficiently.

Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and projected operating needs. The number of facilities in any region is dictated by the local demographics and requirements to support our customers’ needs. Our facilities are utilized to provide all or any combination of our service offerings across all of our segments. The following table sets forth the current number of facilities we operate by region, including locations currently classified as held for sale:

Number of
Region	Facilities
North America	18
United Kingdom	3
Italy	14
Germany	10
Rest of Europe	4
Other	4

Total	53

     Facilities associated with discontinued operations totaled 17 as of January 1, 2006, and are included above. All of our facilities are leased with the exception of one facility in Europe that is currently held for sale. We believe that the termination of any one lease would not have a material adverse affect on our business.
Item 3. Legal Proceedings.
     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. On October 4, 2004, the state court granted MSXI’s motion to vacate the arbitration award and subsequently ordered that the matter be re-arbitrated in its entirety before a new arbitrator. The opposing party has filed an appeal in the Michigan Court of Appeals. During fiscal 2004, there was a settlement related to a contingent earnout obligation pursuant to a prior acquisition. The monetary terms of the settlement are consistent in present value with amounts previously reserved by the Company, with the balance paid in equal quarterly installments over three years. In addition, our subsidiaries and we are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company’s consolidated financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     MSXI is privately owned and there is no current public trading market for our equity securities. See “Item 12. Security Ownership of Certain Beneficial Owners and Management”. For further information related to ownership aspects of our common stock, see the discussion under “Amended and Restated Stockholders’ Agreement” contained under “Item 13. Certain Relationships and Related Transactions”. For additional information on outstanding options to purchase our common stock refer to Note 18 of our consolidated financial statements included under Item 8. of this report. There were approximately 40 record holders of our common stock as of March 31, 2006.
     During 1999 and 2003, we completed offers to exchange senior subordinated notes and senior secured notes, respectively, that had been registered under the Securities Act of 1933 for similar notes that had not been registered.
     We may not declare or pay any dividends or other distributions with respect to any common stock or other class or series of stock ranking junior to our Series A Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. For additional information see Note 14 to our consolidated financial statements included under Item 8. of this report.

Item 6. Selected Financial Data.
     The selected historical consolidated financial data (other than EBITDA from continuing operations, as defined) as of and for the five fiscal years ended January 1, 2006 have been derived from the audited historical financial statements of MSXI. The results of operations for the periods presented include the results of operations of acquired companies from the effective date of their acquisition. Results of operations classified as discontinued are shown separately. For additional information on discontinued operations see Note 4 of our consolidated financial statements included under Item 8. of this report. The selected financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. As discussed more fully in Note 3 of the consolidated financial statements, the fiscal 2003 and 2004 financial statements have been restated.

	Fiscal Year Ended
	January 1,	January 2,	December 28,	December 29,	December 30,
	2006	2005	2003	2002	2001
		(As Restated)	(As Restated)
			(in thousands)
Operations Data:
Net Sales	$434,966	$454,305	$503,903	$569,503	$695,324
Cost of Sales	368,356	385,122	429,633	487,160	591,468

Gross profit	66,610	69,183	74,270	82,343	103,856
Selling, general and administrative expenses	31,684	35,350	48,311	60,820	66,354
Goodwill impairment charges	89,828	—	—	4,265	5,623
Restructuring and severance costs	2,835	209	19,265	3,967	1,272
Gain on extinguishment of debt	(704)	—	—	—	—
Loss on asset impairment and sale	—	—	1,652	4,356	—

Income (loss) from continuing operations before interest, income taxes, and equity in losses affiliates	(57,033)	33,624	5,042	8,935	30,607
Interest expense, net	33,875	30,741	28,518	23,877	25,297

Income (loss) from continuing operatings before income taxes, minority interests and equity in affiliates, net of taxes	(90,908)	2,883	(23,476)	(14,942)	5,310
Income tax provision (benefit)	707	1,776	17,304	(3,553)	1,929
Less minority interests and equity in affiliates, net of taxes	—	—	(40)	2,524	1,537

Income (loss) from continuing operations before cumulative effect of accounting change for goodwill impairment	(91,615)	1,107	(40,740)	(13,913)	1,844
Income (loss) from discontinued operations	(22,795)	550	(26,038)	(10,579)	(1,341)

Income (loss) before cumulative effect of accounting change for goodwill impairment	(114,410)	1,657	(66,778)	(24,492)	503
Cumulative effect of accounting change for goodwill impairment	—	—	—	(38,102)	—

Net income (loss)	$(114,410)	$1,657	$(66,778)	$(62,594)	$503

Balance Sheet Data:
Cash and cash equivalents	$27,737	$34,377	$36,650	$10,935	$4,924
Total assets	214,436	382,571	436,083	432,542	514,382
Total senior secured debt	121,688	130,864	130,261	104,674	116,654
Total debt	251,688	260,864	260,261	234,674	246,654
Redeemable preferred stock	102,566	91,312	81,812	72,629	64,574
Shareholders’ deficit	(310,834)	(183,462)	(177,474)	(108,817)	(44,061)

Other Data:
EBITDA from continuing operations, as defined (A)	$37,853	$41,628	$28,895	$32,259	$51,562
Capital expenditures	1,999	972	2,588	9,003	19,243

(A)	EBITDA is not a measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States. We have included EBITDA because we believe it is an indicative measure of operating performance and is used by investors and analysts to evaluate companies with our capital structure. As presented by us, EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for, operating income, income (loss) from continuing operations, cash flows, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

EBITDA for each period is presented as defined in our senior secured note indenture and is calculated as income (loss) before the cumulative effect of accounting changes, plus (i) income tax expense/(benefit), (ii) Michigan single business and similar taxes, (iii) minority interests and equity in affiliates, (iv) net interest expense, (v) gain on extinguishment of debt, (vi) loss on asset impairment and sale, (vii) depreciation and amortization, and (viii) goodwill impairment charges. Gain on extinguishment of debt, losses on asset impairment and sale and goodwill impairment charges have been added back for EBITDA purposes as these represent amounts that will not require cash settlement at any future date. Michigan single business and similar taxes are treated like other income based taxes for purposes of EBITDA calculations.

The following table reconciles income (loss) from continuing operations before the cumulative effect of an accounting change to EBITDA from continuing operations, as defined:

	Fiscal Year Ended
	January 1,	January 2,	December 28,	December 29,	December 30,
	2006	2005	2003	2002	2001
		(As Restated)	(As Restated)
			(in thousands)
Income (loss) from continuing operations before cumulative effect of accounting change	$(91,615)	$1,107	$(40,740)	$(13,913)	$1,844
Income tax provision (benefit)	707	1,776	17,304	(3,553)	1,929
Michigan single business and similar taxes	1,737	1,988	2,279	2,701	4,061
Minority interests and equity in affiliates, net of taxes	—	—	(40)	2,524	1,537
Interest expense, net	33,875	30,741	28,518	23,877	25,297
Gain on extinguishment of debt	(704)	—	—	—	—
Loss on asset impairment and sale	—	—	1,652	4,356	—
Depreciation	4,025	6,016	19,922	12,002	11,271
Goodwill impairment charges	89,828	—	—	4,265	5,623

EBITDA from continuing operations, as defined	$37,853	$41,628	$28,895	$32,259	$51,562

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
                Our business segments are affected by differing industry dynamics within a highly competitive automotive market. Our traditional product offerings, particularly in the engineering and staffing areas, are under intense pressures due to continuing cost containment and consolidation actions at our major customers. As a result of these and other industry trends, we have experienced overall revenue declines during the past several years. We believe that automotive OEM budgets will continue to be challenged due to excess capacity, competition for market share, and pressure to reduce costs. In response to these trends, we are focused on the following strategies:
•	Increase margins though emphasis on higher return service offerings – We are committed to developing and delivering higher value-added business solutions to address the complex and evolving outsourcing needs of our customers. We believe this will both enhance profitability and solidify our position as a one-stop outsource business service provider.

•	Capitalize on growing trend toward outsourcing – In many instances, our principal competition is our customers’ in-house operations. These internal resources often have other operational priorities, or they have become relatively costly or non-responsive to organizational requirements. We believe our customers are implementing outsourcing strategies in order to reduce costs, increase flexibility, and gain access to unique expertise or technologies.

•	Increase market share – Based on our significant experience delivering complex technical services to the automotive industry, we possess the credibility and technical expertise to serve other industries with similar outsourcing requirements. Our goal is to expand and diversify our client base by cross-selling our capabilities to existing customers and providing our customers with an integrated portfolio of technical business services.
                Our long-term strategy is to expand warranty and retail process improvement related programs with current and prospective customers. Our warranty programs focus on reducing overall customer warranty and warranty administration costs through outsourcing arrangements while implementing process improvements and best practices. The goal of our retail programs is to increase aftermarket and related sales while maximizing customer satisfaction for our customers. We believe that these services address specific customer needs in the increasingly competitive market. As we continue to penetrate new customers in the automotive industry, we are also working to expand our product offerings to other industries. Our targeted markets include non-automotive transportation and aftermarket retail, among others. Although we cannot provide assurance about the future, we believe this strategy will enhance profitability and competitiveness on existing business while we work to expand higher value offerings to current and prospective customers.
                We are continually evaluating the rate of return on our portfolio of service offerings based on changing market conditions. During the fourth quarter of fiscal 2004, we determined we would seek to divest substantially all of our engineering and staffing businesses in Europe. The sale of portions of these businesses was completed during the second quarter of 2005. During the first quarter of 2005, we determined we would seek to divest our technical and commercial publishing business based primarily in Italy and expect to close the sale in 2006. In January 2006, we completed the sale of a contract-manufacturing subsidiary in the U.S. During the first quarter of fiscal 2006, the Company approved, and subsequently completed, the sale of selected U.S. staffing operations. Management will continue to explore and evaluate additional development alternatives to focus the company on business units with higher growth and return prospects, particularly in the areas of warranty and dealership consulting.
                The following analysis of our results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and the related notes included under Item 8. of this report. Where necessary, prior year information has been modified to conform to the current year presentation. Operations classified as discontinued at January 1, 2006 have been excluded from the discussion of continuing operations and are discussed separately under the heading “Discontinued Operations.”

Restatements
     As a result of discrepancies uncovered during the fiscal 2005 audit, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) initiated an investigation regarding discrepancies in the fiscal 2003 financial statements of Satiz S.r.l., a wholly-owned, indirect Italian subsidiary of the Company (“Satiz”) that is currently held for sale and classified as discontinued. The Audit Committee engaged legal counsel and accounting advisors to assist in the investigation, which is now complete. Based on the investigation, the Audit Committee believes that certain errors in the 2003 results were due to intentional misstatements by Satiz personnel and/or control deficiencies with respect to the Company’s financial reporting processes at Satiz. As a result of procedures performed, the Company identified certain other accounting issues at Satiz, not related to the subject matter of the investigation, which resulted in required adjustments to fiscal 2003 and 2004 results. In addition, the Company determined there were required adjustments to fiscal 2004 results at other unrelated subsidiaries due to unintentional errors.
     As a result of the items described above, Management and the Audit Committee concluded that the Company’s consolidated financial statements for the fiscal years ended December 28, 2003 and January 2, 2005, as previously reported, should no longer be relied upon and should be restated. Specifically, as discussed in Note 3 of the Consolidated Financial Statements, the fiscal 2003 and 2004 financial statements contained errors related to improper recording of unbilled receivables and inventory at the Company’s Satiz operations and required other adjustments that were caused by inadequate controls or procedures over selected account balances.
     As a result of the investigation, the Company determined that approximately $1.6 million of unbilled accounts receivable were recorded in error, as no services had been performed that would substantiate the receivables. Further, the Company’s investigation identified approximately $0.9 million of unsupported inventory balances, $0.4 million of unsubstantiated additions to fixed assets, and $0.1 million of unsubstantiated over accrual of accrued liabilities. The impact of these errors has increased the loss from discontinued operations by $2.8 million from $23.2 million to $26.0 million and increased the reported net loss for fiscal 2003 from $64.0 million to $66.8 million.
     Management also concluded that the Company’s U.S. multi-employer pension obligations during 2004 were understated by $0.8 million due to a reallocation of initial pension liabilities effective in December 2004. Although the reallocation was completed in 2004, the Company was not aware of the reallocation until fiscal 2005. In addition, management determined that selected reserve balances in fiscal 2004 were overstated due to improper estimates. As a result, net income was understated by approximately $0.1 million during fiscal 2004. The impact of these adjustments on fiscal 2004 includes an overstatement of income from continuing operations of $0.4 million and an understatement of income from discontinued operations of $0.5 million.

     The following is a summary of the effects of the restatements after giving effect to operations of Satiz S.r.l. and Creative Technology Services LLC classified as discontinued during fiscal 2005:

	January 2, 2005		December 28, 2003
	As Reported	As Restated	As Reported	As Restated
	(in thousands)
Results of Operations:
Revenue	$454,305	$454,305	$503,903	$503,903
Cost of Sales	384,662	385,122	429,633	429,633

Gross Profit	69,643	69,183	74,270	74,270
Selling, general & administrative expense	35,350	35,350	48,311	48,311
Restructuring & severance costs	209	209	19,265	19,265
Loss on asset impairment and sale	—	—	1,652	1,652

Income from continuing operations before interest, income taxes and equity in net losses of affiliates	34,084	33,624	5,042	5,042
Interest expense, net	30,741	30,741	28,518	28,518

Income (loss) from continuing operations before income taxes, minority interests and equity in affiliates	3,343	2,883	(23,476)	(23,476)
Income tax provision	1,776	1,776	17,304	17,304
Less minority interests and equity in affiliates, net of taxes	—		(40)	(40)

Income (loss) from continuing operations	1,567	1,107	(40,740)	(40,740)
Income (loss) from discontinued operations, net	15	550	(23,273)	(26,038)

Net Income (loss)	1,582	1,657	(64,013)	(66,778)
Accretion for redemption of preferred stock	9,500	9,500	9,183	9,183

Net loss available to common shareholders	$(7,918)	$(7,843)	$(73,196)	$(75,961)

	January 2, 2005		December 28, 2003
	As Reported	As Restated	As Reported	As Restated
	(in thousands)
Cash Flows:
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Increase) decrease in receivables, net	$48,439	$48,414	$(7,833)	$(6,271)
(Increase) decrease in inventory	(3,543)	(3,543)	(3,792)	(2,885)
Increase (decrease) in current liabilities	(47,627)	(48,855)	40,108	39,983
Other, net	1,564	2,434	486	486

Net cash provided by operating activities	15,819	15,511	14,535	14,114

Cash flows from investing activities:
Capital expenditures	(3,031)	(2,723)	(5,250)	(4,829)

	As of January 2, 2005
	As Reported	As Restated
	(in thousands)
Balance Sheet:
Accounts receivable, net	$158,640	$157,103
Inventory	385,744	11,253
Property and equipment, net	11,195	10,466
Accrued payroll and benefits	22,442	22,112
Other accrued liabilities	45,002	43,979
Long-term deferred compensation and other	18,496	19,366
Total shareholders’ deficit	(180,772)	(183,462)

Results of Operations
     Fiscal Year Ended January 1, 2006 Compared with the Fiscal Year Ended January 2, 2005
     Net Sales. Overall, consolidated net sales decreased $19.3 million, or 4.3%, compared to fiscal 2004. Fiscal 2005 results reflect one week less sales for selected businesses due to the additional week included during fiscal 2004 as a result of our fiscal calendar. This reduction in billable days along with unfavorable exchange rates on non-U.S. sales were the primary reasons for the reduction in net sales from continuing operations during fiscal 2005. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Year Ended		Inc / (Dec) vs. 2004
	2005	2004	$	%
		(dollars in thousands)
Business Outsourcing Services	$169,155	$177,964	$(8,809)	(4.9%)
Human Capital Services	177,136	190,307	(13,171)	(6.9%)
Engineering Services	88,675	86,034	2,641	3.1%

Total net sales	$434,966	$454,305	$(19,339)	(4.3%)

     Year over year sales of business outsourcing services reflect favorable volumes on warranty and retail service improvement programs in both European and U.S. operations. Our sales also reflect variations in exchange rates on non-U.S. operations during 2005. Foreign exchange rate movements decreased sales $7.5 million versus fiscal 2004. Improvements in sales volumes in warranty and retail programs have been offset by reductions in other traditional programs, primarily related to document management services. Reductions were primarily due to the exit / cancellation of such programs due to cost reduction actions at our customers.
     The decline in human capital services reflects a 8.5% decline for fiscal 2005 in automotive contract staffing volumes. Automotive contract staffing reductions reflect reduced spending for engineering and technical positions by our major customers in the U.S. Other non-automotive human capital services volumes decreased 6.8% for fiscal 2005 reflecting reduced IT staffing volumes. Reductions in fiscal 2005 also reflect reduced billable days versus fiscal 2004 due to our fiscal calendar year.
     Sales of engineering services reflect increased volumes from selected programs. Most notably, our tire and wheel assembly operations benefited from the launch of a second line during the fourth quarter of 2004 and our Brazilian contract engineering operations realized increased headcounts on Ford related programs. Improvements in those areas were partially offset by reduced volumes in engineering and specialty shop programs versus 2004.
     Operating Income. Our consolidated gross profit and operating income for the periods presented were as follows:

	Fiscal Year Ended
		2004	Inc / (Dec) vs. 2004
	2005	(As Restated)	$	%
		(dollars in thousands)
Gross profit	$66,610	$69,183	$(2,573)	(3.7%)
% of net sales	15.3%	15.2%	n/a	n/a

Operating income (1)	$(57,033)	$33,624	$(90,657)	(269.6%)
% of net sales	(13.1%)	7.4%	n/a	n/a

(1) Includes non-cash charge for goodwill impairment totaling $89.8 million.

     Overall gross profit from continuing operations decreased from fiscal 2004 due to reduced sales volumes, partially offset by indirect cost savings. Volume reductions resulted in a decrease in gross profit of over $5.7 million. Volume reductions were partially offset by cost savings and improved mix of higher margin programs. We have realigned our variable cost structure to current levels of business by reducing indirect labor, operating costs, and the elimination of unprofitable operations that are not strategic to our long-term growth. We will continue to rationalize our cost structure for selected programs while working to expand more profitable lines of business.
     Fiscal 2005 results include a non-cash goodwill impairment charge totaling $89.8 million related to selected staffing operations in the U.S. The charge arose due to the Company’s decision to divest such operations. The charge represents the excess of book value over the estimated fair value of goodwill associated with such businesses. Fair value was determined based on the contemplated sale value for the businesses. A sale was subsequently completed during the first quarter of 2006 for approximately the contemplated value.
     Selling, general and administrative expenses decreased $3.7 million compared to fiscal 2004. Selling, general and administrative expenses, as a percentage of net sales, were 7.3% during fiscal 2005 compared to 7.8% during fiscal 2004. The overall decline is due to cost reductions, net of increased investment in selected sales and business development initiatives during fiscal 2005. The Company continually evaluates selling, general and administrative expenses versus current and projected levels of business. Reductions have been achieved through consolidation and streamlining of supporting operations resulting in reduced headcount and related costs.
     Operating results during fiscal 2005 and 2004 reflect cost reduction actions that resulted in restructuring costs totaling $2.8 million and $0.2 million, respectively. Such costs primarily represent payments for severance and related costs associated with employee reductions. We will continue to review operational and support costs relative to projected levels of business and take actions to optimize our cost structure. For a detailed analysis and explanation of these costs refer to “Restructuring Initiatives” below.
     During the fourth quarter of fiscal 2005 a subsidiary of MSXI agreed to settle a debt obligation under a silent partnership agreement resulting in a gain on the extinguishment of $0.7 million. The silent partnership debt had an original maturity of December 31, 2005. The settlement was funded from cash operations.
     Interest Expense. Interest expense increased from $30.7 million during fiscal 2004 to $33.9 million during fiscal 2005, an increase of $3.2 million. The increase in interest expense compared to fiscal 2004 primarily resulted from the impact of foreign exchange rates on the recorded value of U.S. dollar denominated debt issued by our U.K. subsidiary. Changes in exchange rates resulted in an adverse impact during fiscal 2005 and a favorable impact during fiscal 2004.
     Income Taxes. Our provision for income taxes was $0.7 million during fiscal 2005 compared to $1.8 million during fiscal 2004. The following summarizes items impacting our effective income tax rate during fiscal 2005 and 2004:

	Fiscal Year Ended
	January 1,	January 2,
	2006	2005
	(in thousands)
Tax (benefit) at 35% U.S. statutory rate	$(31,818)	$1,009
Goodwill	11,437	—
Valuation allowance	22,823	4,371
Effect of foreign tax rates	(1,034)	(1,396)
State and local taxes	401	(176)
Other, net	(1,102)	(2,032)

	$707	$1,776

     The fiscal 2005 provision reflects the write-off of goodwill associated with certain U.S. staffing operations, which due to valuation allowances established, are treated as non-deductible. In addition, during fiscal 2005, the provision includes an income tax benefit of approximately $2.6 million related to the reversal of valuation allowances primarily in our U.K. operations. Due to changes in the composition of our U.K. operations, management determined that it is more likely than not that remaining net deferred tax assets at January 1, 2006 will be realized. Excluding this benefit, the effect of valuation allowances was consistent during 2005 compared to 2004. Other items impacting the effective tax rates relate to non-deductible expenses in selected jurisdictions.

     Fiscal Year Ended January 2, 2005 Compared with the Fiscal Year Ended December 28, 2003
     Net Sales. Overall, the decline in sales reflects program reductions in our historical automotive and technical service businesses partially offset by new programs sold during fiscal 2004. Fiscal 2004 results reflect one week additional sales for selected businesses as a result of our fiscal calendar. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Year Ended
	2004	2003	Inc / (Dec) vs. 2003
	(As Restated)	(As Restated)	$	%
		(dollars in thousands)
Business Outsourcing Services	$177,964	$173,814	$4,150	2.4%
Human Capital Services	190,307	231,907	(41,600)	(17.9%)
Engineering Services	86,034	98,182	(12,148)	(12.4%)

Total net sales	$454,305	$503,903	$(49,598)	(9.8%)

     Sales of business outsourcing services were favorably impacted by exchange rate variances versus 2003. The net impact of year over year exchange rates was to increase sales of business outsourcing services by approximately $4.9 million. The favorable impact of exchange rate variances was partially offset by reduced demand for our document imaging and document management services in the U.S.
     The decline in human capital services is primarily due to reduced volumes in our engineering staffing and IT and technical staffing services. Volume reductions reflect a 25.1% decline in automotive contract staffing volumes while other human capital services volumes decreased 7.9% versus fiscal 2003. The decline in automotive staffing volumes reflects continued pressures from auto clients to reduce costs in response to lower sales volumes. Declines in fiscal 2005 were partially offset by increased billable days versus fiscal 2003 due to our fiscal calendar year.
     The decline in engineering services is primarily due to the shutdown of manufacturing engineering operations in North America. Excluding this reduction, demand for engineering services remained relatively stable during fiscal 2004.
     Operating Income. Our consolidated gross profit and operating income for the periods presented were as follows:

	Fiscal Year Ended
	2004	2003	Inc / (Dec) vs. 2003
	(As Restated)	(As Restated)	$	%
		(dollars in thousands)
Gross profit	$69,183	$74,270	$(5,087)	(6.8%)
% of net sales	15.2%	14.7%	n/a	n/a

Operating income	$33,624	$5,042	$28,582	566.9%
% of net sales	7.4%	1.0%	n/a	n/a
     Overall gross profit decreased from fiscal 2003 due to both reduced sales volumes and price changes. Volume reductions resulted in a decrease in gross profit of over $15.2 million. Price changes included customer-mandated reductions, changes agreed with customers to secure longer-term contracts, and changes to our mix of services. Gross profit, as a percentage of sales, improved from fiscal 2003 due to cost reductions implemented during fiscal 2003 and continued initiatives during fiscal 2004. We have realigned our variable cost structure to current levels of business by reducing indirect labor and operating costs, facility consolidations, and elimination of unprofitable operations that are not strategic to our long-term growth. Such initiatives generated savings of over $19 million during fiscal 2004.

     Selling, general and administrative expenses decreased $13.0 million compared to fiscal 2003. Selling, general and administrative expenses, as a percentage of net sales, were 7.8% during fiscal 2004 compared to 9.6% during fiscal 2003. The decrease is primarily due to on-going cost reductions. Cost reductions were implemented across our operations in response to sales declines. Reductions were achieved through staff reductions, operational streamlining and simplification of our support and backroom activities.
     Operating results during fiscal 2004 and 2003 reflect various restructuring charges totaling $0.2 million and $19.3 million, respectively. For a detailed analysis and explanation of these costs refer to “Restructuring Initiatives” below. Fiscal 2003 results also include a loss on the divestiture of our investment in Prototipo Holdings BV, which amounted to $1.6 million.
     Interest Expense. Interest expense increased $2.2 million, from $28.5 million during fiscal 2003 to $30.7 million during fiscal 2004. Interest expense during fiscal 2003 included the write-off of deferred financing costs totaling $2.4 million, which resulted from the refinancing of our senior bank debt on August 1, 2003. The refinancing was treated as a debt extinguishment requiring recognition of these costs due to the extent of changes in terms and conditions of our outstanding debt. Interest expense during fiscal 2004, reflects a significant increase in interest rates on debt outstanding versus our prior arrangements due to the revised terms and conditions associated with our 2003 refinancing. Average debt outstanding also increased nominally versus fiscal 2003 due to the conversion from variable to fixed debt outstanding for much of our financing.
     Income Taxes. Our provision for income taxes was $1.8 million during fiscal 2004 compared to $17.3 million during fiscal 2003. The following summarized items impacting our effective income tax rate during fiscal 2004 and 2003:

	Fiscal Year Ended
	January 2, 2005	December 28, 2003
	(in thousands)
Tax at 35% U.S. statutory rate	$1,009	$(8,217)
Valuation allowance	4,371	26,025
Effect of foreign tax rates	(1,396)	(850)
State and local taxes	(176)	(29)
Other, net	(2,032)	375

	$1,776	$17,304

     The income tax expense in fiscal 2004 is primarily due to earnings from selected operations where valuation allowances have not been recorded in previous years. During fiscal 2003 we recorded a non-cash tax charge of $34.8 million to establish valuation allowances against a substantial portion of our deferred tax assets. Valuation allowances were required due to cumulative operating losses generated by certain operations. In accordance with SFAS No. 109, when negative evidence such as cumulative losses exists management must place considerable weight on historical results and less weight on future projections when evaluating the realizability of deferred tax assets. As a result, management determined that the likelihood of realizing certain deferred tax assets was not sufficient to allow for continued recognition of assets.
     Restructuring Initiatives
     We completed significant restructuring programs during the past three years in response to lower demand for information technology staffing solutions, cost containment actions at major customers and deferrals of product development initiatives in the automotive industry. Such actions affecting our business have included extended seasonal shutdowns beyond normal seasonal variances, contract staffing reductions, and fee reductions due to competitive pressures and customer cost reduction initiatives. In response, we have taken steps to reduce employment costs in selected business units through reductions in staffing levels.
     Management has implemented several cost reduction plans to optimize the Company’s cost structure and align resources with the Company’s growth strategy. The incremental costs of these programs have been reported during these years as restructuring and related charges and all initiatives to date have been initiated or completed at the end of fiscal 2005. The table below details the restructuring charges related to continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
	(in thousands)
Employee termination and related costs	$2,835	$209	$6,123
Facility consolidation costs	—	—	4,837
Other contractual costs	—	—	2,096
Asset impairments	—	—	6,037
Other	—	—	172

Total restructuring charges	$2,835	$209	$19,265

     Employee termination and related costs
     Costs associated with employee terminations consist of severance pay, placement services, and legal and related fees. In accordance with SFAS No. 146 these charges were recorded at the time it was communicated to the employees that they were being involuntarily terminated. Reductions have been focused on indirect and administrative positions based on projected values of business and streamlining of supporting processes.
     Facility consolidation costs
     We continually analyze our operating facilities based on profitability, lease terms and geographic and program requirements. In response to the reductions in our business we have reduced the number of facilities we operate from 102 as of December 30, 2001 to 53 as of January 1, 2006. As part of our 2003 restructuring initiatives, a $4.8 million charge was recorded in the fourth quarter of 2003 due to specific facility consolidation actions. Additional costs due to on-going facility consolidation actions during 2004 and 2005 totaled $2.5 million and $4.0 million, respectively, and are included in cost of goods sold. Facility consolidation costs include rental expense, property taxes, commissions, moving expenses and legal fees associated with the vacating of facilities.
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
     Asset impairments
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
Discontinued Operations
     In accordance with SFAS No. 144, discontinued operations include components of entities or entire entities that, through anticipated disposal transactions, will be eliminated from the on-going operations of MSXI. Management has determined these businesses are no longer core to the Company’s strategy due to changing competitive requirements, customer demands, and a required focus on business with higher growth and return prospects. For all businesses reflected as discontinued, a process for selling such operations has been initiated or completed. The following are the operations classified as discontinued for the periods presented:

Assets Held for Sale

At January 1, 2006

• MSX International Engineering GmbH, our remaining engineering operations in Germany

• Satiz S.r.l., our Italian technical and commercial publishing business

• Creative Technology Services, LLC. (sold January 2006)

At January 2, 2005

• Substantially all of our European engineering and staffing businesses (portions of which were sold during 2005)
     The following summary results of operations information is derived from the businesses that are classified as held for sale at January 1, 2006 or were sold during fiscal 2005:

	January 1,	January 2,	December 28,
	2006	2005	2003
		(As Restated)	(As Restated)
Net sales	$108,797	$175,794	$201,489
Cost of sales	99,358	164,876	200,503

Gross profit	9,439	10,918	986
Selling, general and administrative expense	5,720	8,216	11,012
Restructuring and severance	6,763	1,453	12,223
Goodwill impairment charge	16,868	—	—
Loss on asset impairment and sale	—	—	241

Operating income (loss)	(19,912)	1,249	(22,490)
Interest expense (benefit), net	(156)	913	1,291
Net loss on sale of businesses	4,000	—	—

Income (loss) before taxes, net	(23,756)	336	(23,781)
Income tax provision (benefit)	(961)	(214)	2,436
Minority interest and equity in affiliates	—	—	(179)

Income (loss) from discontinued operations	$(22,795)	$550	$(26,038)

     Results of discontinued operations include restructuring charges for various actions implemented by management. Charges for 2005 were related to an agreement between Satiz and various trade union organizations that established a program for permanent employment reductions affecting 124 personnel. Affected employees are expected to utilize the program beginning in the first half of 2006. The Italian government approved the agreements and related program during the second quarter of 2005. Charges during 2004 were related to severance from on-going employment reductions. Charges during 2003 include $5.9 million of severance costs, $3.9 million of facility and lease commitment costs, $2.2 million related to unutilized assets, and $0.2 million of other miscellaneous costs. 2003 charges resulted from a comprehensive cost reduction plan initiated during the fiscal year.
     Results of discontinued operations reflect a goodwill impairment charge of $16.9 million during fiscal 2005 related to our technical and commercial publishing business in Italy. The impairment charge was calculated based on the estimated fair value of this business versus the carrying value of assets held for sale in accordance with SFAS No. 142. Fair value of such assets was estimated based upon market values contemplated in the proposed sale.

     In June 2005, we completed the disposition of Cadform, an engineering subsidiary based in Germany. Prior to concluding the sale, MSX International Engineering GmbH (Cadform’s parent company) contributed 1 million € of additional equity to Cadform and purchased certain real property from Cadform for 1.3 million €. The sale was completed for nominal proceeds to MSXI resulting in a net loss of $4.6 million. The sale of Cadform eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     Only July 1, 2005, we completed the disposition of substantially all of the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a purchase price of approximately $7.4 million, before related expenses. As of January 1, 2006, $0.6 million of the proceeds remain in escrow pending the outcome of certain contingencies. All proceeds from the U.K. sale are subject to a blocked account control agreement with our banking institution pending resolution pursuant to the terms of our senior credit facility. MSX International Limited continues to deliver technical business services and vendor management programs to our customers.
     On January 19, 2006, MSXI concluded the sale of its indirect, wholly-owned subsidiary, CTS, for approximately $6.2 million in cash plus a note receivable for approximately $0.2 million. Net assets sold approximated $5.9 million at the time of sale. The transaction resulted in a net gain of about $0.5 million after related fees.
Liquidity and Capital Resources
     Cash Flows.
     General. Historically, our principal capital requirements are for working capital, product development initiatives, and capital expenditures for customer programs. These requirements have been met through a combination of senior secured debt, senior subordinated notes, and cash from operations. In response to lower sales volumes and a de-emphasis on capital-intensive businesses we have reduced our capital expenditures for existing programs and selected new product development initiatives in recent years. Capital expenditure requirements for current programs have decreased commensurate with reduced demand for selected services and by redeploying underutilized assets. We also emphasize disciplined management of working capital. Days sales outstanding, accounts receivable agings, and other working capital metrics are monitored closely to minimize investments in working capital. We believe that such metrics are important to identify opportunities and potential problems, particularly those associated with the automated payment processes of our large automotive customers. Cash balances in excess of amounts required to fund daily operations are used to pay down any amounts outstanding under our credit facility. Thereafter, surplus funds are invested in short-term, money market investments.
     We typically pay our employees on a weekly basis and receive payment from our customers within invoicing terms, which is generally a 30 to 60 day period after the invoice date. However, in connection with certain of our vendor management services, we collect related receivables at approximately the same time we make payment to suppliers.

     Operating Activities. Net cash provided by operating activities was $7.7 million in fiscal 2005, a $7.8 million decrease from $15.5 million in fiscal 2004. Cash flows from operating activities are impacted by the timing of payments for vendor management programs. Funding for vendor management programs reduced operating cash flow by $11.2 million versus fiscal 2004 due to the timing of receipts from customers. Unfunded payments for such programs are reflected as book overdrafts in our financial statements. Liquidation of selected inventories resulted in cash of $3.8 million during fiscal 2005 versus $3.5 million of investment during fiscal 2004. Inventory levels primarily reflect activity associated with contract manufacturing operations in the U.S. Remaining changes in cash from operations reflect lower earnings during fiscal 2005, primarily due to restructuring initiatives. As of January 1, 2006, $4.0 million of cash was held on behalf of a vendor management solutions partner. Subsequent to fiscal 2005, approximately $2.3 million of such balances were paid to vendors in accordance with normal terms.
     Net cash provided by operating activities totaled $15.5 million in fiscal 2004, a $1.4 million increase from $14.1 million in fiscal 2003. The overall changes in net working capital during fiscal 2004 had minimal impact on cash generated from operations. The net decrease in receivables was $48.4 million resulting from the timing of accounts receivable collections relative to the close of the fiscal period, lower days sales outstanding, and decreased sales volume, and a $15.1 million reduction in pass-through balances. The decrease in accounts receivables was offset by a $48.9 million reduction in current liabilities in the fiscal year ending January 2, 2005. As of January 2, 2005, $14.4 million of cash balances were held on behalf of a vendor management solutions partner. Subsequent to year-end, $12.2 million of such balances were paid to vendors in accordance with normal terms. Disbursements during fiscal 2004 included $12.8 million of repayments to customers in connection with procurement services programs. During fiscal 2003, we agreed to modify the process by which we receive funds and disburse payments to vendors. The process change resulted in a one-time remittance to the customers during fiscal 2004. In fiscal 2003, the $12.8 million obligation was included in current liabilities and the payment in fiscal 2004 had no impact on results of operations during the fiscal year ended January 2, 2005.

     Investing Activities. Net cash used for investing activities was $2.2 million in fiscal 2005, a $2.3 million decrease from $4.5 million in fiscal 2004. Initial net proceeds of $5.1 million were generated from the sale of selected European operations. The net proceeds received are maintained with our banking institution, which is subject to a blocked account control agreement pending resolution pursuant to our senior credit facility. Net cash used for investing activities during fiscal 2005 and 2004 includes payments related to an on-going acquisition earnout obligation. Payments of $2.4 million per year for this obligation will continue through the end of 2007.
     Net cash used for investing activities increased $1.6 million from $2.9 million during fiscal 2003 to $4.5 million during fiscal 2004. The increase relates to a reduction in capital expenditure requirements offset by a $4.0 million payment related to the settlement of a contingent earnout obligation. Capital expenditure requirements decreased due to lower discretionary spending and increased emphasis on higher return services with lower capital investment requirements. We believe that this level of capital spending is sustainable for the next several years at current levels of business.
     Financing Activities. Net cash used for financing activities was $12.3 million in fiscal 2005, a $0.5 million decrease from $12.8 million in fiscal 2004. Financing activities during 2005 include a decrease in book overdrafts of $7.9 million, compared to 2004 due primarily to the timing of payments for vendor management programs.

     Net cash used in financing activities was $12.8 million during fiscal 2004 compared to cash provided by financing activities of $13.2 million during fiscal 2003. During fiscal 2004, net cash used for financing activities included a $10.7 million use of cash related to bank overdrafts, which are impacted by the settlement timing of vendor payments. During the third quarter of fiscal 2003 we completed a private offering of senior notes and used the proceeds to repay all outstanding debt under our existing credit facility and to repay our outstanding revolving debt.

     Debt Arrangements
     Senior Secured Notes and Mezzanine Term Notes. On August 1, 2003 we completed private offerings of senior secured notes totaling $100.5 million that mature on October 15, 2007. Effective December 19, 2003 the notes were exchanged for notes that were registered under the Securities Act of 1933. The transactions included the issuance of $75.5 million aggregate principal amount of 11% senior secured notes, priced to yield 11.25%, and $25.0 million aggregate principal amount of 11.5% mezzanine term notes. The notes were issued by both MSXI and MSXI Limited, a wholly owned subsidiary in the U.K. The $25.0 million of mezzanine term notes were issued to Citicorp Mezzanine III, L.P. Proceeds from the combined offering totaled $95.5 million, net of related expenses and discounts and were used to repay all debt outstanding under our existing credit facility. These transactions refinanced our debt obligations over a longer term and removed certain restrictive covenants in place under prior arrangements.
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
     Concurrent with the offerings during 2003, we entered into an amended and restated credit facility with JPMorgan Chase. Terms of the amended and restated credit facility allowed for revolving advances up to $40.0 million on a secured basis through August 1, 2006 plus an additional $5.0 million available exclusively for the issuance of letters of credit. Available borrowings are subject to accounts receivable collateral requirements and certain customary covenants. In March 2006, the credit facility term was extended to January 15, 2007. Under the terms of the extension, our total borrowing capacity was reduced to $25 million, with $5 million reserved exclusively for the issuance of letters of credit, subject to limitations based on domestic accounts receivable and cash collateral held in blocked accounts in connection with a prepayment obligations under the amended and restated credit facility.
     Satiz Facility. Satiz, a subsidiary based in Italy, has a local financing arrangement with GE Capital that provides for borrowings against selected eligible accounts receivable, with a maximum availability of $7.1 million. As of January 1, 2006, borrowings under the arrangement bear interest at the average rate of 4.8%, and are collateralized by the underlying accounts receivable. The agreement can be terminated by GE Capital at any time.
     Additional information regarding these obligations is set forth in Note 11 to our consolidated financial statements included under Item 8. of this report.
     Liquidity and Available Financing
     Our total indebtedness as of January 1, 2006 consists of senior secured notes, mezzanine term notes, senior subordinated notes, our fourth lien term notes, borrowings under our credit facilities and borrowings under various short-term arrangements. At January 1, 2006, cash and cash equivalents include $5.0 million of restricted cash subject to a blocked account control agreement with our banking institution. Restricted cash represents the net proceeds received from the sale of selected operations during fiscal 2005. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures. In addition to our total indebtedness, we also have contractual and other commitments under various arrangements as discussed below.
     Available borrowing under our credit facility as of January 1, 2006 is subject to adequate accounts receivable collateral requirements. As of January 1, 2006 we had $27.2 million available for immediate borrowing, subject to minimum availability requirements and based on eligible accounts receivable as determined in accordance with our amended credit facility agreement. Availability under our credit agreement as of January 1, 2006 does not reflect changes implemented during the first quarter of 2006 as discussed below.

     On March 15, 2006, we completed the fifth amendment to our credit facility to, among other things:
•	Extend the maturity date of the credit facility from August 1, 2006 to January 15, 2007;

•	Reduce the aggregate commitments under the credit facility from $45 million to $25 million subject to limitations based on domestic accounts receivable and cash collateral held in blocked accounts in connection with prepayments of obligations under the credit facility;

•	Allow for future permanent reductions of commitment and related borrowings via use of funds from any asset sales held in blocked accounts by the bank; and

•	Modify certain covenants and restrictions on the Company’s ability to borrow under the credit facility, including the elimination of all commitments related to non-domestic subsidiaries of the Company.
     In connection with the amendment, the Company utilized $8.3 million of restricted funds from prior asset sales held in a blocked account to permanently reduce debt outstanding under the credit facility. Aggregate commitments after the completion of the fifth amendment to the credit facility remain at $25 million. Available borrowing under the revised agreement is limited to $6 million over cash collateral balances.
     We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations (See Part I, Item 3. “Legal Proceedings”) through the extended term of our senior credit facility in January 2007, although there can be no assurance that will be the case. We expect to obtain a suitable extension or replacement to our amended and restated credit facility on or before its expiration. In addition, we intend to seek alternative financing to address our senior and subordinated debt obligations, which mature in late 2007 and early 2008. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our amended and restated credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.
     Contractual Obligations and Off-Balance Sheet Arrangements
     Our material obligations under firm contractual and other arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations as of January 1, 2006 are summarized below.

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(in thousands)
Total debt	$252,772	$1,084	$251,688	$—	$—
Operating leases	21,880	9,313	7,705	3,476	1,386
Earnout/settlement obligation	4,834	2,417	2,417	—	—
Multi-employer pension plan obligations	1,143	199	596	348	—

Total	$280,629	$13,013	$262,406	$3,824	$1,386

     The earnout / settlement obligation is related to a contingent earnout obligation pursuant to a prior acquisition. The monetary terms of the settlement are consistent in present value with amounts previously reserved by the company, with the balance paid in equal quarterly installments over three years. In addition to our total indebtedness, we also have a contingent commitment under a letter of credit totaling about $4.3 million, without duplication. Except for our letter of credit, we have no other existing off-balance sheet financing arrangements. Subsequent to January 1, 2006, in conjunction with the fifth amendment to our credit facility, the letter of credit was cash collateralized.

     In addition to the above contractual obligations, at January 1, 2006, we have accruals totaling $3.8 million related to contingent earnout obligations related to the acquisition of Management Resources, Inc. For a discussion of this and other pending cases refer to Part I, Item 3. “Legal Proceedings”. It is impossible to determine the final outcome of all outstanding litigation or the impact on the company. If final liabilities related to litigation are significantly more than our current accrual, funding of such obligations could have a material adverse impact on our liquidity and capital resources.
Critical Accounting Policies
                 Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain accounting policies applied require management’s judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information. Significant accounting policies include:
•	Valuation of accounts receivable – Periodically, we review accounts receivable to reassess our estimates of collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, we provide valuation reserves for estimates of aged receivables that may be written off, based upon historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our customer’s liquidity and credit quality, other factors negatively impacting our customer’s ability to pay their obligations as they come due and the quality of our collection efforts.

•	Valuation of goodwill and long-lived assets – During the fourth quarter of each fiscal year we review the carrying value of our goodwill and long-lived assets for impairment based on projections of anticipated discounted cash flows. Determining market values based on discounted cash flows requires management to make significant estimates and assumptions including, but not limited to, long-term projections of cash flows, investment requirements, market conditions, and appropriate discount rates. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information including, in the case of discount rates, cost of capital data compiled by third parties. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a larger or smaller charge to earnings. In completing our analysis in 2005 we used a discount rate of 12.23%, which represents the median WACC for the staffing industry per Ibbotson Associates, in our cash flows calculations. A 1% change in the discount rate results in a $13.0 million change in the calculated fair value assuming all other assumptions are unchanged.

In addition to our annual impairment analysis, we evaluate the carrying value of specific assets and liabilities when facts and circumstances warrant such a review. During fiscal 2005, results from continuing operations include a goodwill impairment charge totaling $89.8 million related to selected staffing businesses. Results of discontinued operations include goodwill impairment charges totaling $16.8 million related to Satiz. Both charges represent the estimated excess of book value over the fair value of such businesses. Fair value for these businesses was determined based on contemplated sale values for each business.

•	Deferred income taxes – At January 1, 2006 our consolidated balance sheet includes net deferred tax assets of $6.6 million. As of January 1, 2006, valuation allowances totaling $36.2 million have been established against a substantial portion of our deferred tax assets. Valuation allowances were required due to cumulative operating losses generated by certain operations. In accordance with SFAS No. 109, when negative evidence such as cumulative losses exists management must place considerable weight on historical results and less weight on future projections when evaluating the realizability of deferred tax assets. As a result, management determined that the likelihood of realizing certain deferred tax assets was not sufficient to allow for continued recognition of assets.

•	Valuation of common stock purchase warrants – In connection with the issuance of mezzanine term notes during 2003, we granted to Citicorp Mezzanine III, L.P. the right to purchase 16,666 shares of our Class A common stock. The purchase warrants are exercisable at a price of $0.01 per share, subject to certain anti-dilution adjustments, through July 31, 2013. To determine the fair value of the warrants we completed a discounted cash flow analysis, which requires management to make significant estimates and assumptions including, but not limited to, long-term

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
Recently Issued Accounting Pronouncements
     SFAS No. 123-R, Accounting for Stock-Based Compensation – Revised: Issued by the FASB in December 2004, this standard establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new Statement is now effective for public companies for interim and annual periods beginning after June 15, 2005. Public companies with calendar year-ends will be required to adopt SFAS No. 123-R in the first quarter of 2006. MSXI is in the process of studying this statement, and has yet to determine the effects, if any, on its consolidated financial statements.

Forward Looking Statements
     Certain of the statements made in this Annual Report on Form 10-K, which include but are not limited to those concerning projections of revenues, earnings, segment performance, cash flows, cost reduction efforts and other operational improvements, contain forward-looking statements that are based on management’s current expectations, estimates, projections and assumptions. Such statements may be identified by the use of forward looking terminology such as “believes,” “expects,” “estimates,” “will,” “should,” “plans,” “anticipates” and variations of these words and similar expressions or the negative thereof, or by discussions of strategy. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain significant risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in the forward-looking statements due to a variety of factors, many of which are beyond the control of management, including without limitation:
•	Our substantial leverage and related exposure to changes in interest rates;

•	Our reliance on the automotive industry and major customers in such industry, including without limitation the timing of such customers’ product development and other initiatives;

•	The market demand for our business services in general;

•	Our ability to attract, retain, develop and place qualified personnel, particularly technical personnel;

•	Delays or unexpected costs associated with our cost reduction efforts;

•	Risks associated with operating internationally, including economic, political and currency risks; and

•	Risks associated with material weaknesses we have identified in our internal controls over financial reporting and the potential adverse affect of those weaknesses on our business if such weaknesses are not adequately addressed.
     For more information concerning these and other factors, see the discussion under the heading “Risk Factors” in this Annual Report on Form 10-K.
     All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to MSXI or any person acting on MSXI’s behalf are qualified by the cautionary statements in this section. MSXI does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain market risks, including interest rate and currency exchange rate risks. Risk exposures relating to these market risks are summarized below. This information should be read in connection with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.
     Currency Rate Management
     For fiscal 2005, 31.1% of our net sales, excluding discontinued operations, were from markets outside of the U.S. To date, the majority of our exposure to foreign exchange fluctuations has been naturally hedged since our foreign operations’ revenues and operating costs are typically denominated in the same currency. We may periodically hedge specific transactions or obligations in non-functional currencies in order to mitigate any additional risk. However, we do not enter into financial instruments for trading or speculative purposes. For the fiscal years ended January 1, 2006 and January 2, 2005, adjustments from the translation of the financial results of our foreign operations decreased equity by approximately $1.7 million and increased equity by approximately $1.9 million, respectively.

     Interest Rate Management
     We manage interest cost using a combination of fixed and variable rate debt. We have $75.2 million of senior secured notes outstanding at a fixed interest rate of 11% and $24.7 million of mezzanine term notes at a fixed interest rate of 11.5%. Both notes mature on October 15, 2007. As of January 1, 2006, we had $130 million of senior subordinated notes outstanding at a fixed interest rate of 11-3/8% with a remaining duration of two years. As of January 1, 2006, the fair value of the senior subordinated notes was approximately $90 million, compared to its carrying value of $130 million.
     Sales to Major Markets/Customers
     Our current business is heavily reliant on the domestic and foreign automotive industries. Ford, DaimlerChrysler, and GM, including their automotive subsidiaries, accounted for approximately 45.1%, 18.2%, and 6.8% respectively, of our consolidated net sales for fiscal 2005, excluding discontinued operations. Significant future price or volume reductions from these customers could adversely affect our earnings and financial condition. We believe we can expand our services to other less cyclical industries and have had some success in doing so. However, there can be no assurance that our diversification efforts will fully offset the impact of any further declines in our current automotive markets.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of MSX International, Inc.
We have audited the accompanying consolidated balance sheets of MSX International, Inc. (a Delaware corporation) and subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 3 to the consolidated financial statements, the Company restated its fiscal 2004 financial statements.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSX International, Inc. and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the fiscal 2005 and 2004 basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, when considered in relation to the basic consolidated financial statements taken as a whole.
/s/ Grant Thornton LLP
Southfield, Michigan
March 30, 2006 (except for the effect of the fiscal 2004 matters discussed in Note 3, as to which the date is April 17, 2006)

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of MSX International, Inc.
In our opinion, the accompanying consolidated statements of operations, of shareholders’ deficit, and of cash flows of MSX International, Inc. and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2-c) presents fairly, in all material respects, the fiscal 2003 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 3 to the consolidated financial statements, the Company restated its fiscal 2003 financial statements.
/s/ PRICEWATERHOUSECOOPERS LLP
Detroit, Michigan
March 12, 2004, except as to the effect of the fiscal 2003 matters discussed in Notes 3 and 4, which are as of April 17, 2006.

MSX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
as of January 1, 2006 and January 2, 2005

		January 2,
	January 1,	2005
	2006	(As Restated)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,737	$34,377
Accounts receivable, net (Note 7)	96,684	157,103
Inventory	785	11,253
Prepaid expenses and other assets	3,708	3,402
Assets held for sale (Note 4)	36,229	13,453
Deferred income taxes, net (Note 16)	5,634	5,341

Total current assets	170,777	224,929

Property and equipment, net (Note 8)	3,757	10,466
Goodwill, net (Note 9)	26,504	135,095
Assets held for sale (Note 4)	5,588	2,618
Other assets	6,810	9,463
Deferred income taxes, net (Note 16)	1,000	—

Total assets	$214,436	$382,571

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 11)	$—	$10,995
Accounts payable and drafts (Note 12)	63,467	117,251
Accrued payroll and benefits	19,906	22,112
Liabilities held for sale (Note 4)	31,332	10,133
Other accrued liabilities (Note 10)	41,771	43,979

Total current liabilities	156,476	204,470

Long-term debt (Note 11)	251,688	249,869
Long-term deferred compensation liabilities and other (Note 15)	5,402	19,366
Liabilities held for sale (Note 4)	9,138	—
Deferred income taxes, net (Note 16)	—	1,016

Total liabilities	422,704	474,721

Commitments and contingencies (Note 13)	—	—
Redeemable Series A Preferred Stock (Note 14)	102,566	91,312

Shareholders’ deficit
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 486,354 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(2,602)	(894)
Retained deficit	(284,106)	(158,442)

Total shareholders’ deficit	(310,834)	(183,462)

Total liabilities and shareholders’ deficit	$214,436	$382,571

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three fiscal years ended January 1, 2006

		Fiscal Year	Fiscal Year
	Fiscal Year	Ended	Ended
	Ended	January 2,	December 28,
	January 1,	2005	2003
	2006	(As Restated)	(As Restated)
	(in thousands)
Net sales	$434,966	$454,305	$503,903
Cost of sales	368,356	385,122	429,633

Gross profit	66,610	69,183	74,270

Selling, general and administrative expenses	31,684	35,350	48,311
Goodwill impairment charges	89,828	—	—
Restructuring and severance costs	2,835	209	19,265
Gain on extinguishment of debt (Note 6)	(704)	—	—
Loss on asset impairment and sale	—	—	1,652

Income (loss) from continuing operations before interest, income taxes, minority interests and equity in affiliates	(57,033)	33,624	5,042
Interest expense, net	33,875	30,741	28,518

Income (loss) from continuing operations before income taxes, minority interests and equity in affiliates	(90,908)	2,883	(23,476)
Income tax provision	707	1,776	17,304
Less minority interests and equity in affiliates	—	—	(40)

Income (loss) from continuing operations	(91,615)	1,107	(40,740)
Income (loss) from discontinued operations, net of taxes (Note 4)	(22,795)	550	(26,038)

Net income (loss)	(114,410)	1,657	(66,778)

Accretion for redemption of preferred stock (Note 14)	(11,254)	(9,500)	(9,183)

Net loss available to common shareholders	$(125,664)	$(7,843)	$(75,961)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three fiscal years ended January 1, 2006

		Fiscal Year	Fiscal Year
	Fiscal Year	Ended	Ended
	Ended	January 2,	December 28,
	January 1,	2005	2003
	2006	(As Restated)	(As Restated)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(114,410)	$1,657	$(66,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on asset impairment and sale	4,000	—	1,893
Minority interests and equity in affiliates	—	—	(219)
Gain on extinguishment of debt	(704)	—	—
Depreciation	4,946	8,543	25,523
Goodwill impairment charges	106,695	—	—
Amortization of debt issuance costs	4,628	4,345	6,574
Deferred income taxes (benefits)	(2,579)	953	14,099
Loss on sale/disposal of property and equipment	189	61	701
(Increase) decrease in receivables, net	35,647	48,414	(6,271)
(Increase) decrease in inventory	3,811	(3,543)	(2,885)
(Increase) decrease in prepaid expenses and other assets	(338)	1,502	1,008
Increase (decrease) in current liabilities	(30,242)	(48,855)	39,983
Long-term deferred compensation liabilities and other, net	(3,908)	2,434	486

Net cash provided by operating activities	7,735	15,511	14,114

Cash flows from investing activities:
Capital expenditures	(5,048)	(2,723)	(4,829)
Payments for contingent consideration and minority interests	(2,417)	(4,354)	—
Proceeds from sale/disposal of businesses, net of expenses paid	5,088	—	—
Proceeds from sale/disposal of equipment and investments	227	324	2,152
Other, net	—	2,269	(229)

Net cash used for investing activities	(2,150)	(4,484)	(2,906)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	99,854
Repayment of debt	(1,901)	—	(65,808)
Debt issuance costs	(32)	(419)	(6,426)
Changes in revolving debt, net	(7,885)	(1,621)	(9,910)
Changes in book overdrafts, net	(2,462)	(10,721)	(4,530)

Net cash provided by (used for) financing activities	(12,280)	(12,761)	13,180

Effect of foreign exchange rate changes on cash and cash equivalents	328	(539)	1,327

Cash and cash equivalents:
Increase (decrease) for the period	(6,367)	(2,273)	25,715
Balance, beginning of period	34,377	36,650	10,935

Balance, end of period (including $273 of cash held for sale)	$28,010	$34,377	$36,650

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,884	$26,735	$20,099
Cash paid (refunds received) for income taxes, net	2,952	1,181	(206)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
for the three fiscal years ended January 1, 2006

			Common		Accumulated	Retained
			Stock	Note	Other	Earnings	Total
	Common	Additional	Purchase	Receivable	Comprehensive	(Accumulated	Shareholders’
	Stock	Paid-In-Capital	Warrants	From Officer	Loss	Deficit)	Deficit
	(in thousands, except share amounts)
Balance at December 29, 2002	$201	$(21,879)	$—	$(3,198)	$(9,303)	$(74,638)	$(108,817)

Comprehensive income:
Net loss — as reported						(64,013)	(64,013)
Adjustments due to restatement						(2,765)	(2,765)
Foreign currency translation					6,554		6,554

Total comprehensive loss							(60,224)

Accretion for redemption of preferred stock						(9,183)	(9,183)
Issuance of common stock purchase warrants			750				750
Redemption of note receivable	(6)	(3,192)		3,198			—
Reverse stock split	(190)	190					—

Balance at December 28, 2003 (As Restated)	5	(24,881)	750	—	(2,749)	(150,599)	(177,474)

Comprehensive income:
Net income — as reported						1,582	1,582
Adjustments due to restatement						75	75
Foreign currency translation					1,855		1,855

Total comprehensive income							3,512

Accretion for redemption of preferred stock						(9,500)	(9,500)

Balance at January 2, 2005 (As Restated)	5	(24,881)	750	—	(894)	(158,442)	(183,462)
Comprehensive income:
Net loss						(114,410)	(114,410)
Foreign currency translation					(1,708)		(1,708)

Total comprehensive loss							(116,118)
Accretion for redemption of preferred stock						(11,254)	(11,254)

Balance at January 1, 2006	$5	$(24,881)	$750	$—	$(2,602)	$(284,106)	$(310,834)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise stated)
1. Organization and Basis of Presentation:
     The accompanying financial statements present the assets, liabilities and results of operations of MSX International, Inc. and its consolidated subsidiaries. MSXI is a holding company owned by Citicorp and affiliates and certain members of management. Where necessary, prior year information has been modified to conform to the current year presentation. Operations classified as discontinued at January 1, 2006 have been excluded from the discussion of continuing operations and are discussed separately in Note 4. In addition, fiscal 2003 and 2004 results have been restated as discussed further in Note 3.
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
     b. Cash and Cash Equivalents. All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. At January 1, 2006, cash and cash equivalents include $5.0 million of restricted cash subject to a blocked account control agreement with our banking institution. Restricted cash represents the net proceeds received from the sale of selected operations during fiscal 2005. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures.
     c. Receivables. Receivables are presented net of aggregate allowances for doubtful accounts of $1.5 million and $1.9 million at January 1, 2006 and January 2, 2005, respectively. The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance.
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
     Under the provisions of Statement of Position 98-1, costs associated with software developed or obtained for internal use are capitalized when both the preliminary project stage is complete and management has authorized funding of the development program. Such costs are included in computers, peripherals and software. Capitalized costs include both external costs of software and consulting as well as payroll and payroll related costs of MSXI personnel working directly on the development project. Internal costs capitalized are not material to the consolidated balance sheet at January 1, 2006 and January 2, 2005.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     f. Depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets as follows:

Useful Lives
In Years
Buildings and leasehold improvements	5-39
Machinery and equipment	3-12
Computers, peripherals and software	2-5
Automobiles and trucks	3-5
     Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the term of the lease, whichever is shorter.
     g. Goodwill. Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, management evaluates the recoverability of goodwill when events or circumstances warrant such a review, and in any case, annually during the fourth quarter of each year. Additional information regarding goodwill balances is reported in Note 9.
     h. Fair Value of Financial Instruments. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate their carrying amounts. The estimated fair value and carrying amounts of long-term debt borrowings are reported in Note 11.
     i. Stock-Based Compensation. We account for stock options in accordance with APB Opinion No. 25. In June 2003 we repriced selected outstanding stock options and in accordance with APB Opinion No. 25, we are now required to account for the stock options under variable plan accounting. Under APB Opinion No. 25, we recognize no compensation expense related to non-repriced stock options issued as no options have been granted at a price below the estimated market price on the day of grant. The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Fiscal Year Ended
		January 2,	December 28,
	January 1, 2006	2005 (As Restated)	2003 (As Restated)
Net income (loss) as reported	$(114,410)	$1,657	$(66,778)
Deduct: Total employee stock-based compensation determined under the fair value method, net of taxes	—	—	(37)

Pro forma net income (loss)	$(114,410)	$1,657	$(66,815)

     j. Foreign Currency Translation and Transactions. Net assets of operations outside of the U.S. are translated into U.S. dollars using current exchange rates with the effects of translation adjustments included in shareholders’ deficit as a separate component of comprehensive income. Revenues and expenses of operations outside of the U.S. are translated at the average rates of exchange during the period. Gains and losses arising from transactions denominated in currencies other than the functional currency of a particular entity are included in income. Net transaction gains and losses were income of $0.1 million, income of $0.7 million, and expense of $0.4 million for the fiscal years 2005, 2004, and 2003, respectively.
     k. Revenue Recognition. Our revenue is primarily comprised of revenue from time and material contracts and fixed price contracts. Revenues from time and material contacts are recognized in the period in which services are provided based on contractual billing rates. Revenues from certain master vendor and supply chain management programs are recorded, net of billings from sub-suppliers, at the completion of each individual service. Revenues from fixed price engineering service contracts are recognized using the percentage of completion method, measured by comparing the percentage of labor costs incurred to date to the estimated total labor costs for each contract.

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
     l. Income Taxes. Deferred income taxes are recorded to reflect the differences between the tax basis and financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized.
     m. Foreign Currency Contracts. MSXI has significant operations outside of the U.S. that are subject to foreign currency exchange risk. We may periodically hedge transactions or obligations in non-functional currencies in order to mitigate this risk. No such contracts were entered into during the last three fiscal years.
     n. Reclassifications. Certain prior year amounts have been reclassified to conform to the presentation adopted during fiscal 2005.
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
     p. Investments. For investments accounted for using the cost method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all qualitative factors in determining if an other-than temporary decline in value of an investment has occurred. At January 1, 2006 and January 2, 2005 the value of such investments totaled $1.8 million.
     q. Recently Issued Accounting Pronouncements. SFAS No. 123-R, Accounting for Stock-Based Compensation-Revised: Issued by the FASB in December 2004, this standard establishes fair value accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The new Statement is effective for public companies for interim and annual periods beginning after June 15, 2005. Public companies with calendar year-ends will be required to adopt SFAS No. 123-R in the first quarter of 2006. MSXI is in the process of studying this statement, and has yet to determine the effects, if any, on its consolidated financial statements.
3. Restatements
     As a result of discrepancies uncovered during the fiscal 2005 audit, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) initiated an investigation regarding discrepancies in the fiscal 2003 financial statements of Satiz S.r.l., a wholly-owned, indirect Italian subsidiary of the Company (“Satiz”) that is currently held for sale and classified as discontinued. The Audit Committee engaged legal counsel and accounting advisors to assist in the investigation, which is now complete. Based on the investigation, the Audit Committee believes that certain errors in the 2003 results were due to intentional misstatements by Satiz personnel and/or control deficiencies with respect to the Company’s financial reporting processes at Satiz. As a result of procedures performed, the Company identified certain other accounting issues at Satiz, not related to the subject matter of the investigation, which resulted in required adjustments to fiscal 2003 and 2004 results. In addition, the Company determined there were required adjustments to fiscal 2004 results at other unrelated subsidiaries due to unintentional errors.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     As a result of the items described above, Management and the Audit Committee concluded that the Company’s consolidated financial statements for the fiscal years ended December 28, 2003 and January 2, 2005, as previously reported, should no longer be relied upon and were restated. Specifically, the fiscal 2003 and 2004 financial statements contained errors related to improper recording of unbilled receivables and inventory at the Company’s Satiz operations and required other adjustments that were caused by inadequate controls or procedures over selected account balances.
     As a result of the investigation, the Company determined that during fiscal 2003 approximately $1.6 million of unbilled accounts receivable were recorded in error, as no services had been performed that would substantiate these receivables. Further, the Company’s investigation identified approximately $0.9 million of unsupported inventory balances, $0.4 million of unsubstantiated additions to fixed assets, and $0.1 million of unsubstantiated over accrual of accrued liabilities. The impact of these errors has increased the loss from discontinued operations by $2.8 million from $23.2 million to $26.0 million and increased the reported net loss for fiscal 2003 from $64.0 million to $66.8 million.
     Management also concluded that the Company’s U.S. multi-employer pension obligations during 2004 were understated by $0.8 million due to a reallocation of initial pension liabilities effective in December 2004. Although the reallocation was completed in 2004, the Company was not aware of the reallocation until fiscal 2005. In addition, management determined that selected reserve balances in fiscal 2004 were overstated due to improper estimates. As a result, net income was understated by approximately $0.1 million during fiscal 2004. The impact of these adjustments on fiscal 2004 includes an overstatement of income from continuing operations of $0.4 million and an understatement of income from discontinued operations of $0.5 million.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following is a summary of the effects of the restatements after giving effect to operations of Satiz S.r.l. and Creative Technology Services LLC classified as discontinued during fiscal 2005:

	January 2, 2005		December 28, 2003
	As Reported	As Restated	As Reported	As Restated

Results of Operations:
Revenue	$454,305	$454,305	$503,903	$503,903
Cost of Sales	384,662	385,122	429,633	429,633

Gross Profit	69,643	69,183	74,270	74,270
Selling, general & administrative expense	35,350	35,350	48,311	48,311
Restructuring & severance costs	209	209	19,265	19,265
Loss on asset impairment and sale	—	—	1,652	1,652

Income from continuing operations before interest, income taxes and equity in net losses of affiliates	34,084	33,624	5,042	5,042
Interest expense, net	30,741	30,741	28,518	28,518

Income (loss) from continuing operations before income taxes, minority interests and equity in affiliates	3,343	2,883	(23,476)	(23,476)
Income tax provision	1,776	1,776	17,304	17,304
Less minority interests and equity in affiliates, net of taxes	—		(40)	(40)

Income (loss) from continuing operations	1,567	1,107	(40,740)	(40,740)
Income (loss) from discontinued operations, net	15	550	(23,273)	(26,038)

Net Income (loss)	1,582	1,657	(64,013)	(66,778)
Accretion for redemption of preferred stock	9,500	9,500	9,183	9,183

Net loss available to common shareholders	$(7,918)	$(7,843)	$(73,196)	$(75,961)

	January 2, 2005		December 28, 2003
	As Reported	As Restated	As Reported	As Restated
Cash Flows:
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Increase) decrease in receivables, net	$48,439	$48,414	$(7,833)	$(6,271)
(Increase) decrease in inventory	(3,543)	(3,543)	(3,792)	(2,885)
Increase (decrease) in current liabilities	(47,627)	(48,855)	40,108	39,983
Other, net	1,564	2,434	486	486

Net cash provided by operating activities	15,819	15,511	14,535	14,114

Cash flows from investing activities:
Capital expenditures	(3,031)	(2,723)	(5,250)	(4,829)

	As of January 2, 2005
	As Reported	As Restated
Balance Sheet:
Accounts receivable, net	$158,640	$157,103
Inventory	385,744	11,253
Property and equipment, net	11,195	10,466
Accrued payroll and benefits	22,442	22,112
Other accrued liabilities	45,002	43,979
Long-term deferred compensation and other	18,496	19,366
Total shareholders’ deficit	(180,772)	(183,462)
     The footnotes contained elsewhere in these financial statements have been restated for the aforementioned matters, where applicable.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
4. Discontinued Operations and Sales of Businesses:
     In accordance with SFAS No. 144, discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the on-going operations of MSXI. Management has determined these businesses are no longer core to the Company’s strategy due to changing competitive requirements, customer demands, and a required focus on business with higher growth and return prospects. For all businesses reflected as discontinued, a process for selling such operations has been initiated.
     The following are the operations classified as discontinued during the periods presented:
Assets Held for Sale

At January 1, 2006
•	MSX International Engineering GmbH, our remaining engineering operations in Germany

•	Satiz S.r.l., our Italian technical and commercial publishing business

•	Creative Technology Services, LLC. (sold January 2006)
At January 2, 2005
•	Substantially all of our European engineering and staffing businesses (portions of which were sold during 2005)

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     In addition to the above, the Company approved, and subsequently completed during the first quarter of 2006, a plan to sell selected staffing operations in the U.S. Assets and liabilities associated with these businesses are not reflected as held for sale at January 1, 2006, as the requirements for such classification were not met until after the balance sheet date. Assets sold were comprised primarily of goodwill, net of an impairment charge recorded during the fourth quarter of fiscal 2005. Refer to Note 9 for additional information on the goodwill write-off associated with these businesses.
     The following summary balance sheet information is derived from the businesses that are classified as held for sale, which management believes is representative of the net assets of the businesses held for disposal:

	At January 1,	At January 2,
	2006	2005
Assets:
Cash and cash equivalents	$273	$—
Accounts receivable, net	27,188	12,140
Inventory	6,657	—
Prepaid expenses	373	1,313
Deferred tax assets	1,738	—

Total current assets held for sale	36,229	13,453
Property and equipment, net	4,765	2,259
Goodwill, net	372	359
Other assets	313	—
Deferred tax assets	138	—

Total assets held for sale	41,817	16,071

Liabilities:
Note payable and current portion of long-term debt	1,084	—
Accounts payable and drafts	22,535	2,880
Accrued payroll and benefits	5,755	4,642
Other accrued liabilities	1,958	2,611

Total current liabilities held for sale	31,332	10,133
Long-term deferred compensation liabilities and other	7,532	—
Deferred tax liabilities	1,606	—

Total liabilities held for sale	40,470	10,133

Net assets held for sale	$1,347	$5,938

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following summary results of operations information is derived from the businesses that are classified as held for sale at January 1, 2006 or were sold during fiscal 2005:

		January 2,	December 28,
	January 1,	2005	2003
	2006	(As Restated)	(As Restated)
Net sales	$108,797	$175,794	$201,489
Cost of sales	99,358	164,876	200,503

Gross profit	9,439	10,918	986
Selling, general and administrative expense	5,720	8,216	11,012
Restructuring and severance	6,763	1,453	12,223
Goodwill impairment charge	16,868	—	—
Loss on asset impairment and sale	—	—	241

Operating income (loss)	(19,912)	1,249	(22,490)
Interest expense (benefit), net	(156)	913	1,291
Net loss on sale of businesses	4,000	—	—

Income (loss) before taxes, net	(23,756)	336	(23,781)
Income tax provision (benefit)	(961)	(214)	2,436
Minority interest and equity in affiliates	—	—	(179)

Income (loss) from discontinued operations	$(22,795)	$550	$(26,038)

     Results of discontinued operations include restructuring charges for various actions implemented by management. Charges for 2005 were related to an agreement between Satiz and various trade union organizations that established a program for permanent employment reductions affecting 124 personnel. Affected employees are expected to utilize the program beginning in the first half of 2006. The Italian government approved the agreements and related program during the second quarter of 2005. Charges during 2004 were related to severance and related costs from on-going employment reductions. Charges during 2003 include $5.9 million of severance costs, $3.9 million of facility and lease commitment costs, $2.2 million related to unutilized assets, and $0.2 million of other miscellaneous costs. 2003 charges resulted from a comprehensive cost reduction plan initiated during the fiscal year.
     Results of discontinued operations reflect a goodwill impairment charge of $16.9 million during fiscal 2005 related to our technical and commercial publishing business in Italy. The impairment charge was calculated based on the estimated fair value of this business versus the carrying value of assets held for sale in accordance with SFAS No. 142. Fair value of such assets was estimated based upon market values contemplated in a proposed sale.
     In June 2005, we completed the disposition of Cadform, an engineering subsidiary based in Germany. Prior to concluding the sale, MSX International Engineering GmbH (Cadform’s parent company) contributed 1 million € of additional equity to Cadform and purchased certain real property from Cadform for 1.3 million €. The sale was completed for nominal proceeds to MSXI resulting in a net loss of $4.6 million. The sale of Cadform eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     On July 1, 2005, we completed the disposition of substantially all the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of approximately $7.5 million, before related expenses. $6.8 million in proceeds have been received as of January 1, 2006, and $0.6 million of the proceeds remain in escrow pending the outcome of certain contingencies. All proceeds from the U.K. sale are subject to a blocked account control agreement with our banking institution pending resolution pursuant to the terms of our senior credit facility. MSX International Limited continues to deliver technical business services and vendor management programs to customers.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The net proceeds received from sales of businesses are subject to limitations in the Company’s senior credit facilities and bond indentures. In general, net proceeds from the sale of assets must be used to reduce outstanding indebtedness pursuant to the terms of our senior credit facility.
     The net loss resulting from both sales during fiscal 2005 was derived as follows:

Gross sale price	$7,529
Less:
Net assets sold	7,856
Reserves and expenses	3,673

Loss on sale, net	$4,000

     A summary of the assets and liabilities sold during fiscal 2005 are as follows:

Assets:
Cash and cash equivalents	$181
Accounts receivable, net	10,470
Prepaid expenses	975

Total current assets held for sale	11,626
Property and equipment, net	1,936

Total assets sold	13,562

Liabilities:
Accounts payable and drafts	1,074
Accrued payroll and benefits	1,918
Other accrued liabilities	2,714

Total liabilities sold	5,706

Net assets sold	$7,856

     Effective September 1, 2003, we completed the sale of selected assets of Draupner in Europe for approximately $0.5 million. This transaction resulted in a loss on the sale of $1.1 million and was consummated as part of our restructuring efforts in response to forecasted operating losses generated by this business. As a result of the sale we also recorded a charge against goodwill associated with these assets totaling $0.7 million. The pro forma effects of the above transactions would not be materially different from reported results for the periods presented.
5. Restructuring and Severance
     We have experienced declining revenue over the last several years due to the unstable economic environment, volatile demand for engineering and staffing services, and challenges posed by key customers. In response to declines in revenue and reduced margins due to pricing pressure, we implemented programs in recent years to maintain our liquidity and reduce costs. Such actions included the following:
•	On August 1, 2003 we completed a private offering of senior secured notes totaling $100.5 million that mature October 15, 2007. Net proceeds of $95.5 million were used to payoff our existing senior credit facility, including $62.7 million of term debt. The transaction served to extend into future years debt repayment obligations under the existing facility, which was scheduled to expire December 7, 2004. Concurrently with the notes offering, we amended our senior credit facility to include a $40 million revolving facility and an additional $5 million exclusively for the issuance of letters of credit. For additional information see Note 18 “Subsequent Events”.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
•	Management implemented a comprehensive cost reduction plan in late 2003 to optimize the Company’s cost structure and align resources with the Company’s growth strategy. Subsequent actions were taken in response to continued changes in our business. The incremental costs of these programs are reported during each year as restructuring charges. All initiatives to date have been initiated or completed at the end of fiscal 2005. Restructuring charges incurred during the periods presented were accounted for in accordance with SFAS No. 146.

The table below details the restructuring charges related to continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
		(in thousands)
Employee termination and related costs	$2,835	$209	$6,123
Facility consolidation costs	—	—	4,837
Other contractual costs	—	—	2,096
Asset impairments	—	—	6,037
Other	—	—	172

Total restructuring charges	$2,835	$209	$19,265

     Employee termination and related costs
     Costs associated with employee terminations consist of severance pay, placement services, and legal and related fees. In accordance with SFAS No. 146, these charges were recorded at the time it was communicated to the employees that they were being involuntarily terminated. Reductions have been focused on indirect and administrative positions based on projected values of business and streamlining of supporting processes.
Facility consolidation costs
     We continually analyze our operating facilities based on profitability, lease terms and geographic and program requirements. In response to the reductions in our business we have reduced the number of facilities we operate from 102 as of December 20, 2001 to 52 as of January 1, 2006. As part of our 2003 restructuring initiatives, a $4.8 million charge was recorded in the fourth quarter of 2003 due to specific facility consolidation actions. Additional costs due to on-going facility consolidation actions during 2004 and 2005 totaled $2.5 million and $4.0 million, respectively, and are included in cost of goods sold. Facility consolidation costs include rental expense, property taxes, commissions, moving expenses and legal fees associated with the vacating of facilities.
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
     Asset impairments
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

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following table provides the activity and ending balances for our restructuring charges for the last three fiscal years:

			Other
	Termination	Facility	Contractual	Asset
	Benefits	Consolidation	Costs	Impairments	Other	Total
Reserve at December 29, 2002	$3,675	$—	$—	$—	$—	$3,675
Charges from continuing operations in fiscal 2003	6,123	4,837	2,096	6,037	172	19,265
Charges from discontinued operations in fiscal 2003	5,851	2,474	1,467	2,193	238	12,223
Payments and reserve utilization in fiscal 2003	7,617	1,357	478	8,230	145	17,827

Reserve at December 28, 2003	8,032	5,954	3,085	—	265	17,336

Charges from continuing operations in fiscal 2004	209	—	—	—	—	209
Charges from discontinued operations in fiscal 2004	1,453	—	—	—	—	1,453
Payments and reserve utilization in fiscal 2004	9,121	5,392	2,895	—	256	17,664

Reserve at January 2, 2005	573	562	190	—	9	1,334

Charges from continuing operations in fiscal 2005	2,835	—	—	—	—	2,835
Charges from discontinued operations in fiscal 2005	6,763	—	—	—	—	6,763
Payments and reserve utilization in fiscal 2005	4,748	562	190	—	9	5,509

Reserve at January 1, 2006	$5,423	$—	$—	$—	$—	$5,423

6. Gain on Extinguishment of Debt:
     On November 17, 2005, a subsidiary of MSXI agreed to settle an obligation under a Silent Partnership Agreement with the holders of such debt resulting in a gain on the extinguishment of $0.7 million. The Silent Partnership debt had an original maturity of December 31, 2005. As of the settlement date the debt had a book value of €2.2 million. The settlement was funded from cash from operations.
     The net gain on the settlement is summarized as follows:

Carrying value of debt at time of settlement	$2,605
Settlement payments	(1,651)
Fees and expenses	(250)

Net gain on settlement	$704

7. Accounts Receivable, Net:
     Accounts receivable includes both billed and unbilled receivables. Amounts are billed periodically in accordance with contract terms. Unbilled receivables amounted to $22.7 million and $46.5 million at January 1, 2006 and January 2, 2005, respectively, excluding assets held for sale. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $37.9 million as of January 1, 2006 and $45.4 million as of January 2, 2005, portions of which are included in unbilled receivables. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the related receivables are recorded. Included in such liability at January 1, 2006 was $4.0 million of liabilities related to a vendor management solution partner. At such date, our cash and cash equivalents included $4.0 million as an offset to this liability.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     A significant portion of our revenues are delivered to manufacturers in the automotive and transportation related industries. Sales from continuing operations to significant automotive customers, including their automotive subsidiaries, as a percent of total net sales were:

	Percent of Total Sales
Sales to:	2005	2004	2003
Ford	45.1%	43.9%	44.7%
DaimlerChrysler	18.2%	16.2%	14.9%
General Motors	6.8%	8.9%	11.1%

Total	70.1%	69.0%	70.7%

     At January 1, 2006 and January 2, 2005 the foregoing three customers and their subsidiaries accounted for approximately 34% and 20%, respectively, of our billed accounts receivable balance.
8. Property and Equipment, Net:
     Property and equipment, net includes the following:

		At January 2,
	At January 1,	2005
	2006	(As Restated)
Cost:
Buildings and leasehold improvements	$5,449	$6,951
Machinery and equipment	17,709	39,772
Computers, peripherals and software	10,828	36,590
Automobiles and trucks	1,661	1,626

	35,647	84,939
Less accumulated depreciation	(31,890)	(74,473)

Property and equipment, net	$3,757	$10,466

     Depreciation amounted to $4.0 million, $6.0 million, and $19.9 million for the fiscal years ended 2005, 2004, and 2003, respectively, from continuing operations.
9. Goodwill and Intangible Assets:
     The recoverability of goodwill is evaluated at the operating unit level. Goodwill is considered impaired if the book value of an operating unit exceeds its estimated fair value. For purposes of our annual analysis, the fair value of operating units is estimated using a discounted cash flow methodology based on current and projected operating results.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following summarized the changes in our goodwill balances by segment, net of assets held for sale during the fiscal years ended January 1, 2006 and January 2, 2005:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Total
Balance at December 28, 2003	$32,232	$97,392	$—	$129,624
Accrual for contingent earnout	3,800	—	—	3,800
Translation changes and other	1,671	—	—	1,671

Balance at January 2, 2005	37,703	97,392	—	135,095
Transfer of business unit	(1,809)	1,809	—	—
Goodwill impairment charge	—	(89,828)		(89,828)
Goodwill classified as held for sale during the fiscal period	(17,815)	(69)	—	(17,884)
Translation changes and other	(879)	—	—	(879)

Balance at January 1, 2006	$17,200	$9,304	$—	$26,504

     Results from continuing operations during 2005 include a non-cash goodwill impairment charge totaling $89.8 million related to selected staffing operations in the U.S. The charge arose due to the Company’s decision to divest such operations as discussed further in Note 4. The charge represents the excess of book value over the estimated fair value of goodwill associated with such businesses. Fair value was determined based on the contemplated sale value for the businesses.
     Results of discontinued operations reflect a goodwill impairment charge totaling $16.9 million as discussed further in Note 4.
10. Other Accrued Liabilities:
     Other accrued liabilities include the following, net of liabilities held for sale:

		At January 2,
	At January 1,	2005
	2006	(As Restated)
Income and other taxes (including VAT taxes)	$5,344	$6,534
Deferred income/advance payments	7,967	7,618
Contingent consideration liability	6,217	6,217
Interest	12,024	11,373
Other	10,219	12,237

Total	$41,771	$43,979

     Deferred income/advance payments represent both payments from customers received in advance of revenues recognized and payments received in advance of billings from sub-contract vendors.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
11. Debt:
     Debt is comprised of the following excluding amounts held for sale:

	Interest Rates at
	January 1,	January 1,	January 2,
	2006	2006	2005
Outstanding Debt:
Senior credit facility	7.25%	$—	$590
Senior secured notes, net of unamortized discount	11.00%	75,224	75,063
Mezzanine term notes, net of unamortized discount	11.50%	24,684	24,506
Fourth lien term notes	10.00%	21,780	19,710
Senior subordinated notes	11.375%	130,000	130,000
Satiz facility	4.78%	—	8,065
Other	7.00%	—	2,930

		251,688	260,864
Less current portion		—	10,995

Total long-term debt		$251,688	$249,869

     The aggregate maturities of borrowings outstanding at January 1, 2006 are as follows:

Fiscal Year	Amount
2006	$—
2007	99,909
2008	151,779
2009	—
2010 and thereafter	—

Total	$251,688

     Senior Secured Notes and Mezzanine Term Notes
     During 2003 we completed a private offering and subsequent exchange offer of senior notes totaling $100.5 million that mature October 15, 2007. The transactions included the issuance of $75.5 million aggregate principal amount of 11% senior secured notes, priced to yield 11.25%, and $25.0 million aggregate principal amount of 11.5% mezzanine term notes. The notes were issued by both MSXI and MSXI Limited, a wholly owned subsidiary in the U.K. Interest on the notes are payable semi-annually and commenced on February 1, 2004. The $25.0 million of mezzanine term notes were issued to Citicorp Mezzanine III, L.P. Proceeds from the combined offerings totaled $95.5 million, net of related expenses and discount, and were used to repay all debt outstanding under our prior senior credit facility.
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

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     Senior Credit Facility
     Concurrently with the consummation of the note offerings in August 2003, we entered into a new three-year, senior secured revolving credit facility with JPMorgan Chase, as agent. Of the $40 million revolving facility, up to $6 million of the revolver is available under a swingline facility and up to $5 million of the revolver is available for the issuance of commercial and standby letters of credit. In addition to the $40 million revolving facility we have $5 million available exclusively for the issuance of letters of credit. Refer to Note 19 for recent developments related to this facility.
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
     The senior credit facility bears interest based on a pricing schedule. As of January 1, 2006, the facility bears interest at either a variable rate based on a fluctuating rate of interest equal to the higher of (i) the prime rate announced by JPMorgan Chase or its parent and (ii) the sum of ..50% per annum and the federal funds effective rate most recently determined by JPMorgan Chase, plus .25% per annum, or a Eurocurrency rate based on the applicable British Bankers’ Association London interbank offered rate for deposits in the particular agreed currency as reported by any generally recognized financial information reporting service, plus 3.25% per annum.
     Our ability to borrow under the senior credit facility is subject to a borrowing base determined by our accounts receivable, and net of certain reserves. Eligible accounts receivable and related reserve requirements are subject to the discretion of our lenders. In addition to usual and customary affirmative and negative covenants, the facility also limits our, the subsidiary borrowers’, and the guarantors’ ability to: (1) incur additional debt, leasehold obligations and contingent liabilities; (2) pay dividends and other distributions on capital stock; and (3) be party to mergers, consolidations or similar transactions. The facility also requires satisfaction of certain financial tests, including a fixed charge coverage ratio that becomes applicable if availability pursuant to the borrowing base drops below an agreed level for a defined period of time.
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
     Senior Subordinated Notes
     We have $130 million of 11-3\8% unsecured senior subordinated notes outstanding and registered under the Securities Act of 1933. The notes are unsecured senior subordinated obligations of the company and mature on January 15, 2008. Interest on the notes is payable semi-annually at 11-3\8% per annum and commenced July 15, 1998. The notes may be redeemed subsequent to January 15, 2003 at premiums that begin at 105.6875% and decline each year to face value for redemptions taking place after January 15, 2006. Upon the occurrence of a Change of Control, as defined in the bond indenture, the notes may be redeemed at the option of the noteholders at a premium of one percent, plus accrued and unpaid interest, if any. The notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     Satiz Credit Facility
     Satiz Facility. Satiz has a local financing arrangement with GE Capital that provide for borrowings against selected eligible accounts receivable, with a maximum availability of $7.1 million. As of January 1, 2006, borrowings under the arrangement bear interest at the average rate of 4.8%, and are collateralized by the underlying accounts receivable. The agreement can be terminated by GE Capital at any time.
     Other Debt
     Certain of our foreign subsidiaries maintain lines of credit with local banks to provide backup liquidity or to finance operational cash flows as needed. In general, interest accrues on the lines of credit at floating rates, as determined by the applicable bank, with amounts outstanding payable on demand.
     Fair Value of Debt
     The estimated fair values and carrying amounts of debt outstanding are as follows:

	At January 1, 2006		At January 2, 2005
	Fair Value	Book Value	Fair Value	Book Value
Senior secured notes	$75,224	$75,224	$75,063	$75,063
Mezzanine term notes	24,684	24,684	24,506	24,506
Fourth lien term notes	21,780	21,780	19,710	19,710
Senior subordinated notes	90,025	130,000	102,213	130,000
Credit facilities	—	—	11,585	11,585

Total	$211,713	$251,688	$233,077	$260,864

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
12. Book Overdrafts
     Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to our banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. There were aggregate book overdrafts of $8.6 million and $11.7 million at January 1, 2006 and January 2, 2005, respectively. Such balances are included in accounts payable and drafts in the consolidated balance sheets.
13. Commitments and Contingencies:
     MSXI is from time to time subject to various legal actions and claims incidental to our business. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. At January 1, 2006, $3.8 million is accrued related to a contingent earnout obligation, which is subject to continuing legal proceedings. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. On October 4, 2004, the state court granted MSXI’s motion to vacate the arbitration award and subsequently ordered that the matter be re-arbitrated in its entirety before a new arbitrator. The opposing party has filed an appeal in the Michigan Court of Appeals, the outcome of which has not been decided yet. During fiscal 2004, there was a settlement related to a contingent earnout obligation pursuant to a prior acquisition. The monetary terms of the settlement are consistent in present value with amounts previously reserved by the company, with the balance paid in equal quarterly installments over three years. In addition, our subsidiaries and we are parties to various legal proceeding arising in the normal course of business. While litigation is subject to inherent uncertainties, management

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the company’s consolidated financial condition, results of operations or cash flows.
     In conjunction with certain transactions and in the ordinary course of business, MSXI occasionally provides routine indemnifications relating to the enforceability of trademarks, coverage for legal and environmental issues, as well as provisions for other items. Currently, MSXI has several such agreements in place with various expiration dates. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded. MSXI has standby letter of credit agreements securing certain obligations totaling approximately $4.3 million. Except for our letters of credit, we have no other existing off-balance sheet financing arrangements.
     MSXI and its subsidiaries have leases for real estate and equipment utilized in its business. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rental payments required under leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

Total
Fiscal year ended:
2006	$9,313
2007	5,325
2008	2,380
2009	1,885
2010	1,591
2011 and thereafter	1,386

Total	$21,880

     Rental expense approximated $15.0 million, $14.2 million, and $27.7 million, net of rental reimbursements, in each of fiscal 2005, 2004, and 2003, respectively.
14. Redeemable Series A Preferred Stock:
     As of January 1, 2006 and January 2, 2005 there are 359,448 shares of Preferred Stock outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01.
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
     As of January 1, 2006, we have not declared or paid any dividends. However, due to the redemption features of the Preferred Stock, dividends accrued totaled $66.6 million as of January 1, 2006. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
cash dividends, and to acquire or redeem the Preferred Stock, is subject to restrictions contained in credit agreements as discussed in Note 11.
15. Employee Benefit Plans:
     We maintain a qualified cash or deferred compensation plan under Section 401(k) of the Internal Revenue Code. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Under the plan, employees may elect to defer up to 20 percent of their annual wages, subject to the limitations of the Internal Revenue Code. Effective December 1, 2001, substantially all matching contributions were suspended until a future date to be determined by MSXI. The annual cost to administer the plan and fund matching contributions was approximately zero in fiscal 2005, $0.1 million in fiscal 2004, and $0.1 million in fiscal 2003.
     Contributions to union-sponsored, multi-employer pension plans were approximately $0.5 million in fiscal 2005, $0.7 million in fiscal 2004, and $0.2 million in fiscal 2003. These plans are not administered by MSXI and contributions are determined in accordance with provisions of negotiated labor contracts. Effective in August 2001, we withdrew our participation in these multi-employer pension plans. The initial pension liability of $0.8 million assigned to MSXI upon withdrawal is being funded on a quarterly basis over a period of 5 years, ending in 2006. In late 2003, the plan was terminated by mass withdrawal. As a result of the mass withdrawal, effective in December 2004, an additional liability of $0.9 million was assigned to MSXI. The additional liability will also be funded on a quarterly basis over a period of five years starting in fiscal 2006.
     We also have an unfunded deferred compensation plan for certain salaried employees. Individual participants make pre-tax contributions to the plan and MSXI matches up to 5 percent of the individual’s annual salary at the company’s discretion. MSXI contributions vest after a three-year period. Individuals may elect to receive a lump sum or defined payments of vested balances upon retirement or termination. The deferred compensation plan liability was $1.0 million and $1.9 million at January 1, 2006, and January 2, 2005, respectively. This deferred compensation plan liability is an unfunded and unsecured obligation of MSXI.
     Included in deferred compensation liabilities held for sale at January 1, 2006 and January 2, 2005 is $8.0 million and $9.9 million, respectively, of deferred employee termination indemnities. The accrued indemnities are primarily obligations of Satiz, a subsidiary based in Italy. Under Italian labor laws and regulations all employees are entitled to an indemnity upon termination of their employment relationship. The benefit accrued to the employees on a pro-rata basis during their employment period and is based upon individual salaries. The vested benefit payable accrues interest, and employees can receive advances thereof, in certain specified situations, all defined in the applicable labor contract regulations. The liability at January 1, 2006 and January 2, 2005 reflects the total amount of the indemnities on an undiscounted basis, net of any advances taken, that applicable employees would be entitled to receive if termination were to occur as of that date.
     With the acquisition of APX International during 1997, we acquired certain obligations with respect to a frozen defined benefit pension plan. The plan was frozen in 1998 and covers certain union and non-union employees who were formerly employed by Autodynamics Corporation of America, Inc., a predecessor company of MSXI. This plan is not administered by MSXI. Contributions are determined in accordance with provisions of the plan. This plan is not material to our financial position, results of operations or cash flows.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
16. Income Taxes:

	Fiscal Year Ended
		January 2,	December 28,
	January 1, 2006	2005 (As Restated)	2003 (As Restated)
Income (loss) from continuing operations before income taxes, minority interests and equity in net losses of affiliates for U.S. and foreign operations was:
Domestic	$(104,520)	$(12,242)	$(26,065)
Foreign	13,612	15,125	2,589

	$(90,908)	$2,883	$(23,476)

The provision (benefit) for income taxes was:
Currently payable:
Federal	$(6,486)	$(204)	$361
Foreign	3,228	991	1,178
State	86	(272)	(44)
Deferred:
Federal	6,039	16	13,260
Foreign	(2,160)	1,245	2,549

	$707	$1,776	$17,304

Deferred tax assets (liabilities) included:
Deductible goodwill	$15,029	$(5,719)	$(1,414)
Accrued interest expense	—	214	184
Accrued liabilities and deferred compensation	3,813	3,151	6,125
Net operating losses	40,851	50,396	39,501
Depreciation	—	605	1,493
Valuation allowance	(56,457)	(45,099)	(40,831)
Property & equipment	1,831	—	—
Unrealized foreign exchange gain/(loss)	(119)	(266)	(487)
Other, net	1,686	1,043	707

Net deferred tax asset	$6,634	$4,325	$5,278

     At January 1, 2006 we have U.S. federal tax loss carryforwards totaling $88.7 million, which expire in varying amounts between 2022 and 2025. In addition, we have tax loss carryforwards related to certain foreign operations totaling $46.6 million. Of the $46.6 million of foreign tax losses, $37.8 million can be carried forward indefinitely, with the balance expiring in varying amounts between 2006 and 2018.
     Realization of deferred tax assets is dependent on various limitations as provided within current tax laws, including generation of sufficient taxable income within specific tax jurisdictions. At January 1, 2006, a $36.2 million valuation allowance has been provided for specific items where management has determined that the likelihood of realization was not sufficient to allow for recognition of the asset, primarily related to net operating loss carryforwards. Although realization is not assured, management believes that it is more likely than not, that the remaining net deferred tax assets will be realized as of January 1, 2006. In addition, the provision for fiscal 2005 includes an income tax benefit of approximately $2.6 million related to the reversal of valuation allowances primarily in our U.K. operations, as management determined that it is more likely than not that remaining net deferred tax assets at January 1, 2006 will be realized. Additionally, we intend to utilize tax planning strategies, where possible, to ensure utilization of tax assets that are available.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following is a reconciliation of taxes at the U.S. federal statutory rate to the provision for income taxes:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
Tax at 35% U.S. statutory rate	$(31,818)	$1,009	$(8,217)
Goodwill	11,437	—	—
Valuation allowance	22,823	4,371	26,025
Effect of foreign tax rates	(1,034)	(1,396)	(850)
State and local taxes	401	(176)	(29)
Other, net	(1,102)	(2,032)	375

	$707	$1,776	$17,304

     For the three fiscal years ended January 1, 2006, a provision has not been made for U.S. or additional foreign taxes on accumulated undistributed tax earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. There are no net undistributed earnings on a cumulative basis as of January 1, 2006. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings are considered permanently reinvested in the foreign subsidiaries and therefore recognition of a deferred tax liability is not required.
17. Segment Information
     MSXI is a global provider of technical business outsourcing services to the automotive and other industries. Our operations include business outsourcing services, human capital services, and engineering services. Our business outsourcing services include warranty and retail process improvement programs and outsourcing of related administrative functions. Human capital services include a full range of staffing solutions, including direct support of our engineering and business services. Engineering services offers a full range of total product, custom, or single point engineering solutions. Certain operations within each of our segments have been aggregated following the provisions of SFAS No. 131, due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, common customers, and marketing and sales processes.
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

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following is a summary of selected data for each of our segments, excluding discontinued operations, where applicable:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Other	Total
Fiscal 2005:
Net sales — external	$169,155	$177,136	$88,675	$—	$434,966
Net intercompany sales	48	3	15	(66)	—
EBITA	23,572	15,158	7,729	—	46,459
Depreciation	769	832	1,301	1,123	4,025
Capital expenditures	1,055	27	823	94	1,999
Accounts receivable	36,810	46,826	12,268	780	96,684

Fiscal 2004 (As Restated):
Net sales — external	$177,964	$190,307	$86,034	$—	$454,305
Net intercompany sales	175	6	2	(183)	—
EBITA	26,447	11,575	5,731	—	43,753
Depreciation	1,350	991	1,394	2,281	6,016
Capital expenditures	578	105	151	138	972
Accounts receivable	79,786	59,138	17,928	251	157,103

Fiscal 2003 (As Restated):
Net sales — external	$173,814	$231,907	$98,182	$—	$503,903
Net intercompany sales	7,279	288	377	(7,944)	—
EBITA	17,831	14,392	(56)	—	32,167
Depreciation	4,944	1,582	8,756	4,640	19,922
Capital expenditures	804	513	731	540	2,588
Accounts receivable	135,413	32,318	49,276	650	217,657
     A reconciliation of total segment EBITA to consolidated income (loss) from continuing operations before income taxes is as follows:

	Fiscal Year Ended
		January 2,	December 28,
	January 1,	2005	2003
	2006	(As Restated)	(As Restated)
Total segment EBITA before minority interests and equity in net losses of affiliates	$46,459	$43,753	$32,167
Net costs not allocated to segments	(12,631)	(8,141)	(23,194)
Goodwill impairment charges	(89,828)	—	—
Gain on extinguishment of debt	704	—	—
Loss on asset impairment and sale	—	—	(1,652)
Interest expense	(33,875)	(30,741)	(28,518)
Michigan single business tax and other similar taxes	(1,737)	(1,988)	(2,279)

Consolidated income (loss) from continuing operations before taxes, minority interests and equity in affiliates	$(90,908)	$2,883	$(23,476)

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     Net sales are attributed to geographic areas based upon billings to third party customers. Geographic sales are presented net of sales between divisions of MSXI. Sales and long-lived asset information by geographic area, excluding assets held for sale are as follows:

	Net Sales			Long-Lived Assets
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended		January 2,	December 28,
	January 1,	January 2,	December 28,	January 1,	2005	2003
	2006	2005	2003	2006	(As Restated)	(As Restated)
United States	$299,472	$334,997	$392,587	$32,863	$127,245	$120,295
Europe	104,297	95,389	89,213	3,685	27,684	40,194
All other	31,197	23,919	22,103	523	516	462

Total	$434,966	$454,305	$503,903	$37,071	$155,445	$160,951

18. Stock Based Compensation
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
     We account for stock options under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. During fiscal 2003 we re-priced selected outstanding stock options. In accordance with APB Opinion No. 25 we are now required to account for the options under variable plan accounting. To date, we have not recognized any expense related to employee stock options as the estimated fair value of the stock has remained below the exercise price of the options.
     The following summarizes stock option activity during the three most recent fiscal years:

			Weighted
			average
	Number of	Weighted	remaining
	Stock	average exercise	contractual life
	Options	price	in years
Outstanding at December 29, 2002	30,025	$68.91	8.4
Granted	19,250	64.42	—
Forfeited	(8,750)	80.00	—

Outstanding at December 28, 2003	40,525	64.38	8.6
Granted	2,500	80.00	—
Forfeited	(2,375)	80.00	—

Outstanding at January 2, 2005	40,650	64.43	7.6
Granted	—	—	—
Forfeited	(1,000)	80.00	—

Outstanding at January 1, 2006	39,650	$64.04	6.6

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     Stock options exercisable as of the last three fiscal years are as follows:

			Weighted
		Number of	Average
Fiscal Year		Stock	exercise price
Ended	Exercise Price	Options	per share
2005	60.00 - 80.00 per share	24,300	$59.71
2004	60.00 - 80.00 per share	17,450	$60.92
2003	60.00 - 80.00 per share	10,275	$63.16
     The weighted average fair value of options granted was $0.00, and $0.01 during 2004 and 2003, respectively. During fiscal 2005, no options were granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Risk free interest rate	3.70%	3.10%
Expected option lives	7 years	7 years
Expected volatility	0.0%	0.0%
19. Subsequent Events
     On March 30, 2006, MSX International Netherlands BV, a wholly-owned indirect subsidiary of MSXI, signed a preliminary agreement for the sale of Satiz S.r.l. The agreement stipulates a closing on April 20, 2006 subject to certain conditions on the part of MSXI, which were subsequently met. The sale price includes € 1.5 million at closing with the potential for additional payments based on 2007 revenues generated by Satiz.
     On March 3, 2006, MSXI concluded the sale of selected U.S. staffing businesses. The sale was completed for approximately $1.0 million plus royalties based on future performance of the business. Assets sold were comprised primarily of goodwill, net of an impairment charge recorded during the fourth quarter of fiscal 2005. The sale did not result in any material gain or loss during the first quarter of fiscal 2006. These businesses were not classified as discontinued as of January 1, 2006 as the requirements for such classification were not met until after the balance sheet date.
     On January 19, 2006, MSXI concluded the sale of its indirect, wholly-owned subsidiary, Creative Technology Services L.L.C. (“CTS”) for approximately $6.2 million in cash plus a note receivable for approximately $0.2 million. Net assets sold approximated $5.9 million at the time of sale. The transaction resulted in a net gain of about $0.5 million after related fees. CTS is reported as a discontinued operation as of January 1, 2006. Refer to Note 3 for additional information on results of discontinued operations.
     On March 15, 2006, we amended our credit facility to, among other things:
•	Extend the maturity date of the Credit Agreement from August 1, 2006 to January 15, 2007;

•	Reduce the aggregate commitments under the Credit Agreement from $45 million to $25 million subject to limitations based on domestic accounts receivable and cash collateral held in blocked accounts in connection with prepayments of obligations under the Credit Agreement;

•	Allow for future permanent reductions of commitment and related borrowings via use of funds from any asset sales held in blocked accounts by the bank; and

•	Modify certain covenants and restrictions on the Company’s ability to borrow under the Credit Agreement, including the elimination of all commitments related to non-domestic subsidiaries of the Company.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     In connection with the amendment, the Company utilized $8.3 million of restricted funds from prior asset sales held in a blocked account to permanently reduce debt outstanding under the Credit Agreement. Aggregate commitments after the completion of the Fifth Amendment remains at $25 million. Available borrowing under the revised agreement is limited to $6 million.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
20. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.:
     The senior secured notes and senior subordinated notes issued by MSXI are collateralized by security interests in substantially all of the assets of the company and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes and senior subordinated notes issued by MSXI are guaranteed jointly and severally by all domestic subsidiaries of MSXI.
     The following presents condensed consolidating financial information for:
•	MSXI – the parent company and issuer

•	The guarantor subsidiaries

•	The non-guarantor subsidiaries

•	MSXI on a consolidated basis
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

20. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 1, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$11,995	$432	$15,310	$—	$27,737
Accounts receivable, net	—	55,279	41,405	—	96,684
Inventory	—	778	7	—	785
Prepaid expenses and other assets	—	2,095	1,613	—	3,708
Assets held for sale	—	7,327	28,902	—	36,229
Deferred income taxes, net	—	3,718	5,766	(3,850)	5,634

Total current assets	11,995	69,629	93,003	(3,850)	170,777

Property and equipment, net	—	2,154	1,603	—	3,757
Goodwill, net	—	26,475	29	—	26,504
Investment in subsidiaries	14,493	(6,006)	—	(8,487)	—
Assets held for sale	—	497	5,091	—	5,588
Other assets	3,698	2,760	352	—	6,810
Deferred income taxes, net	3,373	—	1,138	(3,511)	1,000

Total assets	$33,559	$95,509	$101,216	$(15,848)	$214,436

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable and drafts	—	42,049	21,418	—	63,467
Accrued liabilities	11,499	26,655	23,523	—	61,677
Liabilities held for sale	—	1,653	29,679	—	31,332
Deferred income taxes, net	3,850	—	—	(3,850)	—

Total current liabilities	15,349	70,357	74,620	(3,850)	156,476

Long-term debt	234,610	—	17,078	—	251,688
Intercompany accounts	(8,132)	2,160	5,972	—	—
Long-term deferred compensation and other liabilities	—	4,916	486	—	5,402
Liabilities held for sale	—	72	9,066	—	9,138
Deferred income taxes, net	—	3,511	—	(3,511)	—

Total liabilities	241,827	81,016	107,222	(7,361)	422,704

Redeemable Series A Preferred Stock	102,566	—	—	—	102,566
Shareholders’ equity (deficit)	(310,834)	14,493	(6,006)	(8,487)	(310,834)

Total liabilities and shareholders’ equity (deficit)	$33,559	$95,509	$101,216	$(15,848)	$214,436

20. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 2, 2005
(As Restated)

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$5,650	$11,570	$17,157	$—	$34,377
Accounts receivable, net	—	68,099	89,004	—	157,103
Inventory	—	9,121	2,132	—	11,253
Prepaid expenses and other assets	—	2,736	666	—	3,402
Assets held for sale	—	—	13,453	—	13,453
Deferred income taxes, net	—	2,569	5,341	(2,569)	5,341

Total current assets	5,650	94,095	127,753	(2,569)	224,929

Property and equipment, net	—	4,367	6,099	—	10,466
Goodwill, net	—	116,302	18,793	—	135,095
Investment in subsidiaries	108,303	22,009	—	(130,312)	—
Assets held for sale	—	—	2,618	—	2,618
Other assets	5,767	3,032	664	—	9,463
Deferred income taxes, net	1,257	—	—	(1,257)	—

Total assets	$120,977	$239,805	$155,927	$(134,138)	$382,571

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$10,995	$—	$10,995
Accounts payable and drafts	—	62,594	54,657	—	117,251
Accrued liabilities	10,998	27,447	27,646	—	66,091
Liabilities held for sale	—	—	10,133	—	10,133
Deferred income taxes, net	2,569	—	—	(2,569)	—

Total current liabilities	13,567	90,041	103,431	(2,569)	204,470

Long-term debt	232,521	—	17,348	—	249,869
Intercompany accounts	(32,961)	31,929	1,032	—	—
Long-term deferred compensation and other liabilities	—	8,275	11,091	—	19,366
Deferred income taxes, net	—	1,257	1,016	(1,257)	1,016

Total liabilities	213,127	131,502	133,918	(3,826)	474,721

Redeemable Series A Preferred Stock	91,312	—	—	—	91,312
Shareholders’ equity (deficit)	(183,462)	108,303	22,009	(130,312)	(183,462)

Total liabilities and shareholders’ equity (deficit)	$120,977	$239,805	$155,927	$(134,138)	$382,571

20. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended January 1, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Year Ended January 1, 2006
Net sales	$—	$299,539	$135,494	$(67)	$434,966
Cost of sales	—	261,253	107,170	(67)	368,356

Gross profit	—	38,286	28,324	—	66,610
Selling, general and administrative expenses	—	21,335	10,349	—	31,684
Amortization and goodwill and intangibles	—	89,828	—	—	89,828
Restructuring and severance costs	—	1,792	1,043	—	2,835
Gain on extinguishment of debt	—	—	(704)	—	(704)

Income (loss) from continuing operations before interest, income taxes, equity in affiliates	—	(74,669)	17,636	—	(57,033)
Interest expense, net	26,914	2,937	4,024	—	33,875

Income (loss) from continuing operations before income taxes, equity in affiliates	(26,914)	(77,606)	13,612	—	(90,908)
Income tax provision (benefit)	(4,605)	4,244	1,068	—	707
Equity in affiliates	(69,306)	12,544	—	56,762	—

Income (loss) from continuing operations	(91,615)	(69,306)	12,544	56,762	(91,615)

Income (loss) from discontinued operations, net	(22,795)	(22,795)	(23,920)	46,715	(22,795)

Net income (loss)	$(114,410)	$(92,101)	$(11,376)	$103,477	$(114,410)

Fiscal Year Ended January 2, 2005 (As Restated)
Net sales	$—	$335,181	$119,307	$(183)	$454,305
Cost of sales	—	291,797	93,508	(183)	385,122

Gross profit	—	43,384	25,799	—	69,183
Selling, general and administrative expenses	—	26,646	8,704	—	35,350
Restructuring and severance costs	—	209	—	—	209

Income from continuing operations before interest, income taxes, and equity in affiliates	—	16,529	17,095	—	33,624
Interest expense, net	25,267	4,374	1,100	—	30,741

Income (loss) from continuing operations before income taxes, and equity in affiliates	(25,267)	12,155	15,995	—	2,883
Income tax provision (benefit)	(5,135)	4,677	2,234	—	1,776
Minority interests and equity in affiliates, net of taxes	21,239	13,761	—	(35,000)	—

Income from continuing operations	1,107	21,239	13,761	(35,000)	1,107

Income (loss) from discontinued operations, net	550	550	(21)	(529)	550

Net income (loss)	$1,657	$21,789	$13,740	$(35,529)	$1,657

20. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended January 1, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Year Ended December 28, 2003 (As Restated)
Net sales	$—	$400,532	$111,315	$(7,944)	$503,903
Cost of sales	—	348,753	88,824	(7,944)	429,633

Gross profit	—	51,779	22,491	—	74,270
Selling, general and administrative expenses	—	32,692	15,619	—	48,311
Restructuring and severance costs	—	16,136	3,129	—	19,265
Loss on asset impairment and ale	—	—	1,652	—	1,652

Income (loss) from continuing operations before interest, income taxes, and equity in affiliates	—	2,951	2,091	—	5,042
Interest expense, net	22,271	7,052	(805)	—	28,518

Income (loss) from continuing operations before income taxes, and equity in affiliates	(22,271)	(4,101)	2,896	—	(23,476)
Income tax provision (benefit)	14,109	(528)	3,723	—	17,304
Equity in affiliates	(4,360)	(476)	(1)	4,877	40

Loss from continuing operations	(40,740)	(4,049)	(828)	4,877	(40,740)

Loss from discontinued operations, net	(26,038)	(26,038)	(26,197)	52,235	(26,038)

Net income (loss)	$(66,778)	$(30,087)	$(27,025)	$57,112	$(66,778)

20. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal year ended January 1, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net loss	$(114,410)	$(92,101)	$(11,376)	$103,477	$(114,410)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in affiliates	92,101	11,376	—	(103,477)	—
Loss on asset impairment and sale	—	—	4,000	—	4,000
Gain on extinguishment of debt	—	—	(704)	—	(704)
Depreciation	—	2,924	2,022	—	4,946
Goodwill impairment charges	—	89,827	16,868	—	106,695
Amortization of debt issuance costs	4,191	—	437	—	4,628
Deferred taxes	(835)	835	(2,579)	—	(2,579)
Loss on sale/disposal of property and equipment	—	(23)	212	—	189
(Increase) decrease in receivables, net	—	11,066	24,581	—	35,647
(Increase) decrease in inventory	—	3,339	472	—	3,811
(Increase) decrease in prepaid expenses and other assets	—	537	(875)	—	(338)
Increase (decrease) in current liabilities	499	(16,848)	(13,893)	—	(30,242)
Other, net	—	(910)	(2,998)	—	(3,908)

Net cash provided by (used for) operating activities	(18,454)	10,022	16,167	—	7,735

Cash flows from investing activities:
Capital expenditures	—	(1,123)	(3,925)	—	(5,048)
Payments for contingent consideration and minority interests	—	(2,417)	—	—	(2,417)
Proceeds from sale/disposal of businesses, net of expenses paid	—	—	5,088	—	5,088
Proceeds from sale/disposition of equipment and investments	—	55	172	—	227

Net cash provided by (used for) investing activities	—	(3,485)	1,335	—	(2,150)

Cash flows from financing activities:
Transactions with subsidiaries	24,831	(14,838)	(9,993)	—	—
Repayment of debt	—	—	(1,901)	—	(1,901)
Debt issuance costs	(32)	—	—	—	(32)
Changes in revolving debt, net	—	—	(7,885)	—	(7,885)
Change in book overdrafts, net	—	(2,837)	375	—	(2,462)

Net cash provided by (used for) financing activities	24,799	(17,675)	(19,404)	—	(12,280)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	328	—	328

Cash and cash equivalents:
Increase (decrease) for the period	6,345	(11,138)	(1,574)	—	(6,367)
Balance, beginning of period	5,650	11,570	17,157	—	34,377

Balance, end of period (including $273 of cash held for sale)	$11,995	$432	$15,583	$—	$28,010

20. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal year ended January 2, 2005
(As Restated)

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income	$1,657	$21,789	$13,740	$(35,529)	$1,657
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(21,789)	(13,740)	—	35,529	—
Depreciation	—	4,222	4,321	—	8,543
Amortization of debt issuance costs	4,040	—	305	—	4,345
Deferred taxes	(4,067)	4,067	953	—	953
(Gain) loss on sale/disposal of property and equipment	—	20	41	—	61
(Increase) decrease in receivables, net	—	27,055	21,359	—	48,414
(Increase) decrease in inventory	—	(3,487)	(56)	—	(3,543)
(Increase) decrease in prepaid expenses and other assets	—	1,414	88	—	1,502
Increase (decrease) in current liabilities	1,574	(23,127)	(27,302)	—	(48,855)
Other, net	—	939	1,495	—	2,434

Net cash provided by (used for) operating activities	(18,585)	19,152	14,944	—	15,511

Cash flows from investing activities:
Capital expenditures	—	(512)	(2,211)	—	(2,723)
Payments for contingent consideration and minority interests	—	(4,000)	(354)	—	(4,354)
Proceeds from sale/disposition of equipment and investments	—	46	278	—	324
Other, net	—	2,269	—	—	2,269

Net cash used for investing activities	—	(2,197)	(2,287)	—	(4,484)

Cash flows from financing activities:
Transactions with subsidiaries	6,117	4,945	(11,062)	—	—
Debt issuance costs	(482)	—	63	—	(419)
Changes in revolving debt, net	—	—	(1,621)	—	(1,621)
Change in book overdrafts	—	(10,721)	—	—	(10,721)

Net cash provided by (used for) financing activities	5,635	(5,776)	(12,620)	—	(12,761)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(539)	—	(539)

Cash and cash equivalents:
Increase (decrease) for the period	(12,950)	11,179	(502)	—	(2,273)
Balance, beginning of period	18,600	391	17,659	—	36,650

Balance, end of period	$5,650	$11,570	$17,157	$—	$34,377

20. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal year ended December 28, 2003
(As Restated)

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(66,778)	$(30,087)	$(27,025)	$57,112	$(66,778)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on asset impairment and sale	—	—	1,893	—	1,893
Minority interests and equity in affiliates	30,087	26,984	(179)	(57,111)	(219)
Depreciation	—	14,961	10,562	—	25,523
Amortization of debt issuance costs	6,055	—	519	—	6,574
Deferred taxes	10,050	2,822	1,227	—	14,099
Loss on sale/disposal of property and equipment	—	126	575	—	701
(Increase) decrease in receivables, net	181	15,645	(22,097)	—	(6,271)
(Increase) decrease in inventory	—	(2,229)	(656)	—	(2,885)
(Increase) decrease in prepaid expenses and other assets	7	(652)	1,653	—	1,008
Increase (decrease) in current liabilities	6,139	2,755	31,089	—	39,983
Other, net	323	(1,121)	1,596	(312)	486

Net cash provided by (used for) operating activities	(13,936)	29,204	(843)	(311)	14,114

Cash flows from investing activities:
Capital expenditures	—	(2,560)	(2,269)	—	(4,829)
Proceeds from sale/disposition of equipment and investments	—	548	1,604	—	2,152
Other, net	—	(228)	(1)	—	(229)

Net cash used for investing activities	—	(2,240)	(666)	—	(2,906)

Cash flows from financing activities:
Transactions with subsidiaries	32,601	(22,239)	(10,694)	332	—
Proceeds from issuance of debts	83,482	—	16,372	—	99,854
Repayment of debt	(65,798)	(10)	—	—	(65,808)
Debt issuance costs	(5,881)	—	(545)	—	(6,426)
Changes in revolving debt, net	(11,868)	—	1,958	—	(9,910)
Change in book overdrafts	—	(4,478)	(52)	—	(4,530)

Net cash provided by (used for) financing activities	32,536	(26,727)	7,039	332	13,180

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,348	(21)	1,327

Cash and cash equivalents:
Increase for the period	18,600	237	6,878	—	25,715
Balance, beginning of period	—	154	10,781	—	10,935

Balance, end of period	$18,600	$391	$17,659	$—	$36,650

21. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited:
     The senior secured notes issued by MSXI Limited are collateralized by the accounts receivable of MSXI Limited and substantially all of the assets of MSXI and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes issued by MSXI Limited are guaranteed jointly and severally by MSXI and all of its domestic subsidiaries. Because of the parent and subsidiary guarantee structure we are required to present the following condensed consolidating financial information for:
•	MSXI – the parent company

•	MSXI Limited – the issuer

•	The guarantor subsidiaries

•	The non -guarantor subsidiaries

•	MSXI on a consolidated basis
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

21. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 1, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$11,995	$6,980	$432	$8,330	$—	$27,737
Accounts receivable, net	—	10,616	55,279	30,789	—	96,684
Inventory	—	—	778	7	—	785
Prepaid expenses and other assets	—	578	2,095	1,035	—	3,708
Assets held for sale	—	—	7,327	28,902	—	36,229
Deferred income taxes, net	—	—	3,718	6,023	(4,107)	5,634

Total current assets	11,995	18,174	69,629	75,086	(4,107)	170,777

Property and equipment, net	—	300	2,154	1,303	—	3,757
Goodwill, net	—	29	26,475	—	—	26,504
Investment in subsidiaries	14,493	—	(6,006)	13,920	(22,407)	—
Assets held for sale	—	—	497	5,091	—	5,588
Other assets	3,698	288	2,760	64	—	6,810
Deferred income taxes, net	3,373	2,562	—	—	(4,935)	1,000

Total assets	$33,559	$21,353	$95,509	$95,464	$(31,449)	$214,436

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable and drafts	—	7,409	42,049	14,009	—	63,467
Accrued liabilities	11,499	5,609	26,655	17,914	—	61,677
Liabilities held for sale	—	—	1,653	29,679	—	31,332
Deferred income taxes, net	3,850	257	—	—	(4,107)	—

Total current liabilities	15,349	13,275	70,357	61,602	(4,107)	156,476

Long-term debt	234,610	17,078	—	—	—	251,688
Intercompany accounts	(8,132)	(22,870)	2,160	28,842	—	—
Long-term deferred compensation and other liabilities	—	(50)	4,916	536	—	5,402
Liabilities held for sale	—	—	72	9,066	—	9,138
Deferred income taxes, net	—	—	3,511	1,424	(4,935)	—

Total liabilities	241,827	7,433	81,016	101,470	(9,042)	422,704

Redeemable Series A Preferred Stock	102,566	—	—	—	—	102,566
Shareholders’ equity (deficit)	(310,834)	13,920	14,493	(6,006)	(22,407)	(310,834)

Total liabilities and shareholders’ equity (deficit)	$33,559	$21,353	$95,509	$95,464	$(31,449)	$214,436

21. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 2, 2005
(As Restated)

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$5,650	$18	$11,570	$17,139	$—	$34,377
Accounts receivable, net	—	12,713	68,099	76,291	—	157,103
Inventory	—	—	9,121	2,132	—	11,253
Prepaid expenses and other assets	—	188	2,736	478	—	3,402
Assets held for sale	—	7,420	—	6,033	—	13,453
Deferred income taxes, net	—	350	2,569	4,991	(2,569)	5,341

Total current assets	5,650	20,689	94,095	107,064	(2,569)	224,929

Property and equipment, net	—	1,084	4,367	5,015	—	10,466
Goodwill, net	—	108	116,302	18,685	—	135,095
Investment in subsidiaries	108,303	—	22,009	10,513	(140,825)	—
Assets held for sale	—	526	—	2,092	—	2,618
Other assets	5,767	493	3,032	171	—	9,463
Deferred income taxes, net	1,257	—	—	—	(1,257)	—

Total assets	$120,977	$22,900	$239,805	$143,540	$(144,651)	$382,571

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$590	$—	$10,405	$—	$10,995
Accounts payable and drafts	—	6,538	62,594	48,119	—	117,251
Accrued liabilities	10,998	3,985	27,447	23,661	—	66,091
Liabilities held for sale	—	5,542	—	4,591	—	10,133
Deferred income taxes, net	2,569	—	—	—	(2,569)	—

Total current liabilities	13,567	16,655	90,041	86,776	(2,569)	204,470

Long-term debt	232,521	16,758	—	590	—	249,869
Intercompany accounts	(32,961)	(21,753)	31,929	22,785	—	—
Long-term deferred compensation and other liabilities	—	378	8,275	10,713	—	19,366
Deferred income taxes, net	—	349	1,257	667	(1,257)	1,016

Total liabilities	213,127	12,387	131,502	121,531	(3,826)	474,721

Redeemable Series A Preferred Stock	91,312	—	—	—	—	91,312
Shareholders’ equity (deficit)	(183,462)	10,513	108,303	22,009	(140,825)	(183,462)

Total liabilities and shareholders’ equity (deficit)	$120,977	$22,900	$239,805	$143,540	$(144,651)	$382,571

21. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended January 1, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Year Ended January 1, 2006

Net sales	$—	$25,208	$299,539	$110,286	$(67)	$434,966
Cost of sales	—	16,460	261,253	90,710	(67)	368,356

Gross profit	—	8,748	38,286	19,576	—	66,610
Selling, general and administrative expenses	—	2,596	21,335	7,753	—	31,684
Amortization of goodwill and intangibles	—	—	89,828	—	—	89,828
Restructuring and severance costs	—	229	1,792	814	—	2,835
Gain on extinguishment of debt	—	—	—	(704)	—	(704)

Income from continuing operations before interest, income taxes, equity in affiliates	—	5,923	(74,669)	11,713	—	(57,033)
Interest expense, net	26,914	3,110	2,937	914	—	33,875

Income (loss) from continuing operations before income taxes, equity in affiliates	(26,914)	2,813	(77,606)	10,799	—	(90,908)
Income tax provision (benefit)	(4,605)	(2,000)	4,244	3,068	—	707
Equity in affiliates	(69,306)	—	12,544	4,813	51,949	—

Income (loss) from continuing operations	(91,615)	4,813	(69,306)	12,544	51,949	(91,615)

Income (loss) from discontinued operations, net	(22,795)	449	(22,795)	(23,920)	46,266	(22,795)

Net income (loss)	$(114,410)	$5,262	$(92,101)	$(11,376)	$98,215	$(114,410)

Fiscal Year Ended January 2, 2005 (As Restated)

Net sales	$—	$22,781	$335,181	$96,526	$(183)	$454,305
Cost of sales	—	16,536	291,797	76,972	(183)	385,122

Gross profit	—	6,245	43,384	19,554	—	69,183
Selling, general and administrative expenses	—	3,490	26,646	5,214	—	35,350
Restructuring and severance costs	—	—	209	—	—	209

Income from continuing operations before interest, income taxes, and equity in affiliates	—	2,755	16,529	14,340	—	33,624
Interest expense, net	25,267	697	4,374	403	—	30,741

Income (loss) from continuing operations before income taxes, and equity in affiliates	(25,267)	2,058	12,155	13,937	—	2,883
Income tax provision (benefit)	(5,135)	(143)	4,677	2,377	—	1,776
Equity in affiliates	21,239	—	13,761	2,201	(37,201)	—

Income from continuing operations	1,107	2,201	21,239	13,761	(37,201)	1,107

Income (loss) from discontinued operations	550	934	550	(21)	(1,463)	550

Net income (loss)	$1,657	$3,135	$21,789	$13,740	$(38,664)	$1,657

21. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended January 1, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Year Ended December 28, 2003 (As Restated)

Net sales	$—	$21,947	$400,532	$89,368	$(7,944)	$503,903
Cost of sales	—	15,730	348,753	73,094	(7,944)	429,633

Gross profit	—	6,217	51,779	16,274	—	74,270
Selling, general and administrative expenses	—	4,614	32,692	11,005	—	48,311
Restructuring and severance costs	—	782	16,136	2,347	—	19,265
Loss on asset impairment and sale	—	546	—	1,106	—	1,652

Income (loss) from continuing operations before interest, income taxes, and equity in affiliates	—	275	2,951	1,816	—	5,042
Interest expense (income), net	22,271	(747)	7,052	(58)	—	28,518

Income (loss) from continuing operations before income taxes, and equity in affiliates	(22,271)	1,022	(4,101)	1,874	—	(23,476)
Income tax provision (benefit)	14,109	(80)	(528)	3,803	—	17,304
Equity in affiliates	(4,360)	—	(476)	(10,399)	15,275	40

Income (loss) from continuing operations	(40,740)	1,102	(4,049)	(12,328)	15,275	(40,740)

Loss from discontinued operations, net	(26,038)	(11,501)	(26,038)	(14,697)	52,236	(26,038)

Net loss	$(66,778)	$(10,399)	$(30,087)	$(27,025)	$67,511	$(66,778)

21. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended January 1, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$(114,410)	$5,262	$(92,101)	$(11,376)	$98,215	$(114,410)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	92,101	—	11,376	(5,262)	(98,215)	—
Loss on asset impairment and sale	—	(578)	—	4,578	—	4,000
Gain on extinguishment of debt	—	—	—	(704)	—	(704)
Depreciation	—	612	2,924	1,410	—	4,946
Goodwill impairment charges	—	—	89,827	16,868	—	106,695
Amortization of debt issuance costs	4,191	437	—	—	—	4,628
Deferred taxes	(835)	(2,304)	835	(275)	—	(2,579)
(Gain) loss on sale/disposal of property and investments	—	(1)	(23)	213	—	189
(Increase) decrease in receivable, net	—	1,655	11,066	22,926	—	35,647
(Increase) decrease in inventory	—	—	3,339	472	—	3,811
(Increase) decrease in prepaid expenses and other assets	—	(266)	537	(609)	—	(338)
Increase (decrease) in current liabilities	499	481	(16,848)	(14,374)	—	(30,242)
Other, net	—	(390)	(910)	(2,608)	—	(3,908)

Net cash provided by (used for) operating activities	(18,454)	4,908	10,022	11,259	—	7,735

Cash flows from investing activities:
Capital expenditures	—	(190)	(1,123)	(3,735)	—	(5,048)
Payments for contingent consideration and minority interests	—	—	(2,417)	—	—	(2,417)
Proceeds from sale/disposal of businesses, net of expenses paid	—	5,608	—	(520)	—	5,088
Proceeds from sale/disposal of equipment and investments	—	10	55	162	—	227

Net cash provided by (used for) investing activities	—	5,428	(3,485)	(4,093)	—	(2,150)

Cash flows from financing activities:
Transactions with subsidiaries	24,831	(1,144)	(14,838)	(8,849)	—	—
Repayment of debt	—	—	—	(1,901)	—	(1,901)
Debt issuance costs	(32)	—	—	—	—	(32)
Changes in revolving debt, net	—	(579)	—	(7,306)	—	(7,885)
Changes in book overdrafts, net	—	—	(2,837)	375	—	(2,462)

Net cash provided by (used for) financing activities	24,799	(1,723)	(17,675)	(17,681)	—	(12,280)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1,651)	—	1,979	—	328

Cash and cash equivalents:
Increase (decrease) for the period	6,345	6,962	(11,138)	(8,536)	—	(6,367)
Balance, beginning of period	5,650	18	11,570	17,139	—	34,377

Balance, end of period (including $273 of cash held for sale)	$11,995	$6,980	$432	$8,603	$—	$28,010

21. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended January 2, 2005
(As Restated)

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income	$1,657	$3,135	$21,789	$13,740	$(38,664)	$1,657
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates	(21,789)	—	(13,740)	(3,135)	38,664	—
Depreciation	—	1,465	4,222	2,856	—	8,543
Amortization of debt issuance costs	4,040	305	—	—	—	4,345
Deferred taxes	(4,067)	—	4,067	953	—	953
(Gain) loss on sale/disposal of property and investments	—	(87)	20	128	—	61
(Increase) decrease in receivable, net	—	4,495	27,055	16,864	—	48,414
(Increase) decrease in inventory	—	—	(3,487)	(56)	—	(3,543)
(Increase) decrease in prepaid expenses and other assets	—	(225)	1,414	313	—	1,502
Increase (decrease) in current liabilities	1,574	(12,176)	(23,127)	(15,126)	—	(48,855)
Other, net	—	121	939	1,374	—	2,434

Net cash provided by (used for) operating activities	(18,585)	(2,967)	19,152	17,911	—	15,511

Cash flows from investing activities:
Capital expenditures	—	(346)	(512)	(1,865)		(2,723)
Payments for contingent consideration and minority interests	—	—	(4,000)	(354)		(4,354)
Proceeds from sale/disposal of equipment and investments	—	108	46	170		324
Other, net	—	—	2,269	—		2,269

Net cash used for investing activities	—	(238)	(2,197)	(2,049)	—	(4,484)

Cash flows from financing activities:
Transactions with subsidiaries	6,117	(2,793)	4,945	(8,269)	—	—
Debt issuance costs	(482)	63	—	—	—	(419)
Changes in revolving debt, net	—	608	—	(2,229)	—	(1,621)
Changes in book overdrafts, net	—	—	(10,721)	—	—	(10,721)

Net cash provided by (used for) financing activities	5,635	(2,122)	(5,776)	(10,498)	—	(12,761)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(292)	—	(247)	—	(539)

Cash and cash equivalents:
Increase (decrease) for the period	(12,950)	(5,619)	11,179	5,117	—	(2,273)
Balance, beginning of period	18,600	5,639	391	12,020	—	36,650

Balance, end of period	$5,650	$20	$11,570	$17,137	$—	$34,377

     21. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended December 28, 2003
(As Restated)

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net loss	$(66,778)	$(10,399)	$(30,087)	$(27,025)	$67,511	$(66,778)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss on asset impairment and sale	—	787	—	1,106	—	1,893
Minority interests and equity in affiliates	30,087	—	26,984	10,220	(67,510)	(219)
Depreciation	—	4,039	14,961	6,523	—	25,523
Amortization of debt issuance costs	6,055	111	—	408	—	6,574
Deferred taxes	10,050	(1,033)	2,822	2,260	—	14,099
Loss on sale/disposal of property and equipment	—	448	126	127	—	701
(Increase) decrease in receivable, net	181	6,007	15,645	(28,104)	—	(6,271)
(Increase) decrease in inventory	—	20	(2,229)	(676)	—	(2,885)
(Increase) decrease in prepaid expenses and other assets	7	712	(652)	941	—	1,008
Increase (decrease) in current liabilities	6,139	9,807	2,755	21,282	—	39,983
Other, net	323	156	(1,121)	1,440	(312)	486

Net cash provided by (used for) operating activities	(13,936)	10,655	29,204	(11,498)	(311)	14,114

Cash flows from investing activities:
Capital expenditures	—	(648)	(2,560)	(1,621)	—	(4,829)
Proceeds from sale/disposal of equipment and investments	—	540	548	1,064	—	2,152
Other, net	—	—	(228)	(1)	—	(229)

Net cash used for investing activities	—	(108)	(2,240)	(558)	—	(2,906)

Cash flows from financing activities:
Transactions with subsidiaries	32,601	(19,588)	(22,239)	8,894	332	—
Proceeds from issuance of debt	83,482	16,372	—	—	—	99,854
Repayment of debt	(65,798)	—	(10)	—	—	(65,808)
Debt issuance costs	(5,881)	(545)	—	—	—	(6,426)
Changes in revolving debt, net	(11,868)	(428)	—	2,386	—	(9,910)
Changes in book overdrafts, net	—	—	(4,478)	(52)	—	(4,530)

Net cash provided by (used for) financing activities	32,536	(4,189)	(26,727)	11,228	332	13,180

Effect of foreign exchange rate changes on cash and cash equivalents	—	(835)	—	2,183	(21)	1,327

Cash and cash equivalents:
Increase for the period	18,600	5,523	237	1,355	—	25,715
Balance, beginning of period	—	116	154	10,665	—	10,935

Balance, end of period	$18,600	$5,639	$391	$12,020	$—	$36,650

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     On November 17, 2004, PricewaterhouseCoopers LLP (“PwC”) was dismissed as the independent registered public accounting firm of MSX International, Inc. The decision to change independent registered public accounting firms and the appointment of the new independent registered public registered public accounting firm was made by the Audit Committee of MSX International’s Board of Directors. The report of PwC on MSX International’s financial statements as of and for the years ended December 28, 2003 and December 29, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principle.
     MSX International engaged Grant Thornton LLP as its independent registered public accounting firm, effective November 17, 2004.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedure:
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of MSXI’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon this evaluation, which included the matters discussed below, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as described further below, to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to the Company’s management, including our CFO and CEO, to allow timely decisions regarding required disclosures.
     A material weakness is a control deficiency or a combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Notwithstanding the material weaknesses described below, the Company’s management has determined that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
     Material Weaknesses in Internal Control over Financial Reporting:
     As we were preparing the Form 10-K, management determined that the material weaknesses described below were present as of January 1, 2006:
•	The Company did not maintain an effective control environment over the financial reporting and general ledger processes due primarily to limitations in the capacity of the accounting and other departments. Limitations are believed to be caused by voluntary and involuntary staff turnover resulting from downsizing of operations and related support functions. These limitations, in addition to other factors resulted in weaknesses identified for (1) Authorization of Journal Entries — multiple individuals have the ability to initiate and record journal entries into the general ledger without prior review or approval. Reviews of such journal entries are not done on a regular basis. Formal policies and procedures for authorization and/or review of posted journal entries are not developed or implemented (2) Financial Reporting and Oversight — The financial statements of Satiz S.r.l. for 2003 and 2004 were not correct primarily as a result of unsubstantiated amounts recorded as unbilled accounts receivable. In addition, the financial statements of other subsidiaries for 2004 were not correct as a result of misstated pension and other liabilities. These errors caused the financial statements of the Company for 2003 and 2004 to be restated. These restatements are an indication that the controls over financial reporting are not adequate and (3) Segregation of Duties — The Company does not maintain adequate segregation of duties over certain general ledger activities or maintain adequate monitoring controls in such areas.

•	Employees within certain departments have access rights within the accounting system that are incompatible with their assigned roles. Appropriate controls are not in place to provide assurance over the information technology process such as review of security event logs and activity reports.
     As a result of the control deficiency with respect to the Company’s financial reporting processes at Satiz and procedures and controls with respect to selected pension and liability accounts, management has recommended, and the Audit

Committee has approved, the restatement of the 2003 and 2004 consolidated financial statements and related disclosures. The Audit Committee has discussed this conclusion with the Company’s independent registered public accounting firm.
     Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting:
     In order to remediate these internal control deficiencies, the company is taking actions to (1) divest of selected operations, including Satiz S.r.l., allowing management and accounting resources to focus on remaining core businesses, (2) implement policies and procedures related to the review of journal entries posted by selected individuals, (3) assess areas with inadequate segregation of duties to determine what procedural changes or additional monitoring controls need to be implemented, and (4) perform a comprehensive review of user security and make required changes to ensure adequate functionality and internal control are present.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth certain information with respect to individuals who served as directors and executive officers during fiscal 2005.

Name	Age	Position
Robert Netolicka	58	President and Chief Executive Officer
Frederick K. Minturn	49	Executive Vice President and Chief Financial Officer
Erwin H. Billig	79	Chairman and Director
David E. Cole	68	Director
Charles E. Corpening	40	Director
Michael A. Delaney	51	Director
Richard J. Puricelli	68	Director
Thomas T. Stallkamp	59	Director
Wolfgang Kurth	64	Senior Vice President
Park Payne	53	Senior Vice President
     Robert Netolicka was appointed President and Chief Executive Officer of MSX International as of January 2004. From June 2003 until 2004, Mr. Netolicka served as President and Chief Operating Officer of MSX International in June 2003. Prior to joining MSX International, Mr. Netolicka held various positions at Johnson Controls, Inc., including most recently, the positions of President, Integrated Facilities Management from 1997 to 2001, and Corporate Vice President for Johnson Controls, Inc.’s non-automotive service management businesses from 1997 to 2003. During Mr. Netolicka’s 25-year career with Johnson Controls Inc. he held key leadership positions for diverse business operations in Asia Pacific, Europe, and North America.
     Frederick K. Minturn has been Executive Vice President and Chief Financial Officer since January 3, 1997. Prior to joining MSX International, Mr. Minturn was Vice President of MascoTech’s Automotive Operations group from 1994 through December 1996 and was a Group Controller of that operation beginning in 1991.
     Erwin H. Billig served as Chief Executive Officer from April 28, 1998 until January 2000 and was Chairman of the Board of Directors from January 3, 1997 to December 1, 2003, then serving as Director, and as Chairman of the Board as of July 27, 2004. He served as Vice Chairman of MascoTech from 1994 to 1997 and was Vice President and Chief Operating Officer of MascoTech from 1986 to 1994. He is also the Chairman of the Board of Directors of Titan Wheel International, Inc., and a director and Vice Chairman of Remy International, Inc.
     David E. Cole has been a director since January 3, 1997. Dr. Cole is currently Chairman of the Center for Automotive Research, a not-for-profit corporation. He was formerly the Director of the Office for the Study of Automotive Transportation (OSAT) at the University of Michigan’s Transportation Research Institute since 1978. Dr. Cole is a director of Campfire Interactive, Inc., Saturn Electronics & Engineering, Inc., R.L. Polk, Inc., Plastech, Inc., and the Center for Automotive Research. Dr. Cole is on the Boards of the Michigan Economic Development Corp., the Michigan Strategic Economic Investment and Commercialization Organization and is on the Board of Trustees of Hope College, and a member of the Michigan Technology Tri-Corridor Steering Committee.
     Charles E. Corpening joined the Board of Directors in February 2002. Mr. Corpening is a partner with Citigroup Venture Capital Equity Partners L.P. as well as Vice President at Citibank Venture Capital where he has worked since 1994. Prior to joining Citibank, Mr. Corpening was with Roundtree Capital Corporation, a private investment firm, the Rockefeller Group, and the investment banking department of Paine Webber, Inc. He received his BA from Princeton University and his MBS from Columbia Business School. Mr. Corpening serves on the board of directors of FastenTech Holdings and ERICO Corporation.
     Michael A. Delaney has been a director since January 3, 1997. Mr. Delaney has been a Managing Partner of Citibank Venture Capital since 1997. Mr. Delaney is also a director of Palomar Technologies, Inc., Arizant, Inc., IWCO Direct Inc., Strategic Industries, ERICO Corporation, and Remy International, Inc.
     Richard J. Puricelli became a director in February 2004. He has been with JAC Products as a Director since 1995, and in 1997 was appointed Chairman and CEO. In 2001, a successor became President and CEO of JAC Products. Mr. Puricelli continues as non-executive Chairman and Director. He is also a non-executive Chairman and a Director of FastenTech, Inc., and Director of ERICO International, Remy International, Inc., and Jackson Hole Mountain Resort Corporation. Prior to becoming active with JAC Products Mr. Puricelli served as President of Modern Engineering. He also served as President of Atwood Automotive in Rockford, Illinois in 1995. Prior to that, Mr. Puricelli held a partnership in Grisanti, Galef and Goldress, was senior Vice President of JP Industries, and held a variety of executive level position with Standard Oil Company of Ohio and its subsidiary, Carborundum Company.
     Thomas T. Stallkamp was appointed Chairman of the Board effective December 31, 2003 through July 27, 2004. He also served as a Director, and was previously Vice Chairman and Chief Executive Officer of MSX International since January 2000. Mr. Stallkamp is an Industrial Partner of Ripplewood Holdings, L.L.C. He is the Lead Director and chair of the Audit Committee of Baxter International and member of the Board of Direcotrs of Honsel International Technologies, a Belgium company. Prior to joining MSX International, Mr. Stallkamp was Vice Chairman for DaimlerChrysler Corporation and also served as President of Chrysler Corporation from 1998. Prior to becoming President, Mr. Stallkamp served in various executive level positions during his 20-year career with Chrysler Corporation. Mr. Stallkamp resigned from the Board of Directors of MSXI effective March 31, 2006.
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
     Park Payne was appointed Senior Vice President, Americas Operations, in December 2003. Prior to joining MSX International, Inc. he was with CDI Corporation as President of Modern Engineering. During his 16 years at CDI, he held several senior management positions in North American and European operations. He attended Indiana University-Purdue University in Fort Wayne and began his career at Navistar International in Fort Wayne, Indiana.
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
     Code of Business Conduct and Ethics
     The Company has adopted a Legal and Ethical Standards Compliance Program that applies to all employees of the Company, including the principal executive officer, and the principal financial and accounting officer. In addition, the management accounting and management financial professionals of the Company, including the principal financial and accounting officer are subject to the Company’s Standards and Ethical Conduct for Management Accounting and Financial Management Professionals. The Legal and Ethical Standards Compliance Program and the Standards of Ethical Conduct for Management Accounting and Financial Management Professionals are included by reference to this annual report on Form 10-K and are also available in print to any shareholder requesting copies in writing from Frederick Minturn at the Company’s headquarters.

Item 11. Executive Compensation.
     Summary of Cash and Certain Other Compensation
     The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to MSXI for the last three fiscal years of (i) those persons who served as our Chief Executive Officer during fiscal 2005 and (ii) certain executive officers other than the Chief Executive Officer who served in such positions during fiscal 2005 (collectively, the “Named Executive Officers”):
Summary Compensation Table

						Long-term
		Annual Compensation				Compensation
	Fiscal			Other		Securities
	Year	Salary	Bonus	Compensation		Underlying
Name and Principal Position	Ended	($)	($)	($)		Options (#)
Robert Netolicka (3)	01/01/06	700,000	783,300	101,339	(4)	—
President and Chief Executive Officer	01/02/05	500,000	645,000	75,272	(4)	—
	12/28/03	233,333	—	18,593	(4)	15,000

Frederick K. Minturn	01/01/06	342,400	285,345	4,521	(2)	—
Executive Vice President and Chief	01/02/05	340,000	438,600	63,212	(2)	2,500
Financial Officer	12/28/03	310,080	—	54,275	(2)	—

Thomas T. Stallkamp (3)	01/01/06	—	—	—		—
Director	01/02/05	175,000	—	—		—
	12/28/03	350,000	196,005	—		—

Park Payne (3)	01/01/06	280,000	38,640	689	(1)	—
Senior Vice President	01/02/05	280,000	361,200	437	(1)	—
	12/28/03	265,000	—	13,441	(1)	2,125

Wolfgang Kurth	01/01/06	319,788	285,043	—		—
Senior Vice President	01/02/05	355,275	474,733	—		—
	12/28/03	250,000	—	—		2,125

(1)	Company match, including interest, of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan, including interest earned.

(2)	Company match, including interest, of amounts of employee salary deferrals pursuant to our Deferred Compensation Plan totaling $4,521 and $2,869 during 2005 and 2004, respectively, combined with the value on the date of vesting of shares of common stock of MascoTech granted pursuant to MascoTech’s 1991 Stock Incentive Plan, being compensation for services prior to 1997.

(3)	Robert Netolicka and Park Payne commenced their employment with MSX International, Inc in June 2003 and November 2002, respectively. Effective December 2003, Thomas Stallkamp became Chairman of the Board of Directors and Erwin Billig vacated his position as Chairman of the Board of Directors, but continued as a Director. Effective July 27, 2004, Erwin Billig became Chairman of the Board of Directors and Thomas T. Stallkamp vacated his position as Chairman of the Board of Directors, but continued as a Director.

(4)	Relocation and living expenses paid on behalf of Robert Netolicka.

     Pursuant to our Deferred Compensation Plan, certain of our management employees have the option of deferring salary and bonus amounts up to a maximum amount of 10% of salary and 100% of bonuses. In addition, deferred discretionary bonuses may be awarded to participants in the Deferred Compensation Plan. Such deferred amounts and company matches are credited to an account on the books of MSXI, which is credited annually with earnings. The employer match under the deferred compensation plan was suspended during fiscal 2005 and 2004. In 2003 we matched 100% of the first five percent of participant deferrals in the Deferred Compensation Plan.
     Pursuant to our Amended and Restated Executive Incentive Compensation Plan, some of the key employees of our various business units were eligible to receive incentive awards based on the achievement of the employee’s business unit and the earnings before interest and taxes in fiscal 2005 and 2004. The incentive awards are based on a percentage of the employee’s salary, and the percentages for the eligible employees range from 20% to 200%. The incentive awards are paid in the year following the period for which they were earned. For competitive reasons, we do not disclose specific achievement goals or awards, except as required under applicable laws, rules and regulations. We have adopted the Amended and Restated Executive Incentive Compensation Plan for an additional year to cover the fiscal year 2006.
     Pursuant to our 2004 and 2005 Bonus Plan, several of our employees were eligible for discretionary performance-based awards that will be paid to the individual employees in 2005 and 2006. The awards are granted based on a variety of performance criteria that are individualized for each eligible participant.
     There were no stock options granted to any of the named executive officers during fiscal 2005.
     Director Compensation
     Outside directors, who are not affiliated with MSXI or CVC, are entitled to receive $20,000 in annual compensation and $500 per meeting attended. For the year ended January 1, 2006, Dr. Cole, Mr. Puricelli, and Mr. Stallkamp were the only outside directors compensated for their services.
     Employment Agreements
     Robert Netolicka. Effective as of March 29, 2005, MSXI entered into a severance agreement with Mr. Netolicka. If Mr. Netolicka’s employment with MSXI is terminated for any reason other than for cause, due to his death, due to his permanent disability, or voluntarily without good reason, then upon his execution of a release, MSXI shall pay him two times his annualized base salary plus two times his bonus paid in the year prior to his termination. Mr. Netolicka’s current base salary is $700,000 per year. The agreement contains covenants restricting Mr. Netolicka’s ability to disclose confidential information of MSXI, in addition to restricting Mr. Netolicka’s ability for one year after termination of the agreement to (i) engage in activities that are competitive with the business of MSXI, (ii) solicit any employees of MSXI, or (iii) solicit any customers of MSXI. The agreement shall terminate upon the termination of Mr. Netolicka’s employment as Chief Executive Officer and President of MSXI (whether voluntarily without good reason or for cause), or upon his death or permanent disability.
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
     Compensation Committee Interlocks and Insider Participation
     The members of the compensation committee are Messrs. Billig, Corpening, and Delaney. Messrs. Billig and Delaney also serve on the compensation committee of Remy International, Inc. Mr. Billig formerly served as the Chief Executive Officer of MSXI until January 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The following table provides certain information regarding the beneficial ownership, as defined by Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), of MSXI’s common stock as of March 31, 2006 by (i) each stockholder known to us to be the beneficial owner of 5% or more of any class of MSXI’s voting securities, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. So far as is known to us, the persons named in the table below as beneficially owning the shares set forth therein have sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

	Number of Shares
	Beneficially Owned			Percent of Class
	Class		Series A	Class	Series A
	A		Preferred	A	Preferred
Name of Beneficial Owner	Common		Stock	Common	Stock
Citicorp and affiliates	381,944	*	316,894	74.6%	88.2%
399 Park Avenue, 14th Floor New York, New York 10043

Erwin H. Billig (1)	25,838	(2)	690	5.0%	0.2%
1950 Concept Drive Warren, MI 48091

Charles E. Corpening	182		57	—	—
399 Park Avenue, 14th Floor New York, New York 10043

Michael A. Delaney	7,547		3,200	1.5%	0.9%
399 Park Avenue, 14th Floor New York, New York 10043

Thomas T. Stallkamp	6,906	(3)	1,035	1.3%	0.3%
28333 Telegraph Road Southfield, MI 48034

Robert Netolicka	6,000	(5)	—	1.2%	—
1950 Concept Drive Warren, MI 48091

Frederick K. Minturn	8,584	(4)	69	1.7%	—
1950 Concept Drive Warren, MI 48091

Wolfgang Kurth	1,075	(6)	—	0.2%	—
1950 Concept Drive Warren, MI 48091

Park Payne	1,075	(7)	—	0.2%	—
1950 Concept Drive Warren, MI 48091

All directors and executive officers	55,057	*	5,051	10.8%	1.4%
as a group (6 persons)

*	Consists of an equal number of shares of each of Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock and Series A-4 Common Stock (collectively, the “Class A Common Stock”).

(1)	In name of Billig Family Limited Partnership

(2)	Includes options exercisable for 10,000 shares of Class A Common Stock within 60 days of March 31, 2006.

(3)	Includes options exercisable for 5,650 shares of Class A Common Stock within 60 days of March 31, 2006.

(4)	Includes options exercisable for 1,000 shares of Class A Common Stock within 60 days of March 31, 2006.

(5)	Includes options exercisable for 6,000 shares of Class A Common Stock within 60 days of March 31, 2006.

(6)	Includes options exercisable for 1,075 shares of Class A Common Stock within 60 days of March 31, 2006.

(7)	Includes options exercisable for 1,075 shares of Class A Common Stock within 60 days of March 31, 2006.

     The following is a summary of equity compensation plans of the Company:

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation
	issued upon exercise of	price of outstanding	plans (excluding
	outstanding options, warrants	options, warrants and	securities reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	39,650	$64.04	10,350

Equity compensation plans not approved by security holders	—	—	—

Total	39,650	$64.04	10,350

     Additional information regarding the plans summarized above can be found in Note 18 of our consolidated financial statements included under Item 8. of this report.
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
     The Stockholders’ Agreement sets forth conditions under which the parties may transfer their shares. The Stockholders’ Agreement provides for a right of first refusal in favor of MSXI in the event that any Stockholder (the “Selling Stockholder”) desires to transfer its shares of Common Stock pursuant to a bona fide third party offer or an involuntary transfer (as defined in the Stockholders’ Agreement). To the extent that we elect to purchase fewer than all of the shares proposed to be sold by such Selling Stockholder, the Stockholders’ Agreement provides for rights of first refusal on a pro rata basis in favor of the Institutional Stockholders. In the case of a bona fide third party offer, without the consent of the Selling Stockholders, neither MSXI nor the Institutional Stockholders may purchase any of the shares pursuant to the right of first refusal unless all such shares are purchased. If such Selling Stockholder is CVC, and such Selling Stockholder proposes to sell shares representing more than 25% of the outstanding shares of Common Stock on a fully diluted basis or if any Selling Stockholder proposes to transfer shares of Series A Preferred Stock, then such Selling Stockholder must also cause the buyer to give the other Stockholders an option to sell a pro rata number of their respective shares of the same class and on the same terms and conditions as the Selling Stockholder. In the event that a Management Stockholder’s shares of capital stock are subject to an involuntary transfer (such as a seizure pursuant to a judgment item or in connection with any voluntary or involuntary bankruptcy proceeding), the Stockholders’ Agreement grants similar rights to purchase such shares first to MSXI and then to the Institutional Stockholders, pro rata.

     If the Institutional Stockholders propose to sell or otherwise transfer for value to an unaffiliated third party 51% or more of their MSXI Common Stock or Series A Preferred Stock, the Institutional Stockholders have the right to require the other stockholders to sell or transfer a similar percentage of their Class A Common Stock, equity equivalents or Series A Preferred Stock, as applicable, to such party on the same terms. If the Institutional Stockholders propose the sale or other transfer for value of all or substantially all of the assets or business of MSX International to a third party, the Institutional Stockholders have the right to require the other stockholders to approve such transaction in their capacity as stockholders of MSXI. If the Institutional Stockholders propose to transfer Class A Common Stock representing 25% or more of the Class A Common Stock (on a fully-diluted basis), other than in a registered public offering or other permitted transactions, the other stockholders have the option to sell to the same offeree pursuant to tag-along rights a similar percentage of their Class A Common Stock or equity equivalents on the same terms. If any stockholder proposes to transfer any shares of Series A Preferred Stock, the other stockholders have the option to sell to the same offeree pursuant to tag-along rights a similar percentage of their Series A Preferred Stock on the same terms
     The Stockholders’ Agreement provides that the Board of Directors of MSXI shall consist of seven members consisting of four nominees of CVC, one nominee of the Management Stockholders and two disinterested directors.
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
     Mezzanine Term Notes
     In connection with the offering of senior notes during 2003, MSX International, Inc. issued to Citicorp Mezzanine III, L.P., an affiliate of CVC, a senior secured note in the aggregate principal amount of $21.5 million, with an interest rate of 11.5%, which ranks equal in right of payment with any of the other senior indebtedness of MSX International, Inc., including indebtedness under our senior credit facility and the notes issued by MSX International, Inc. hereby. The mezzanine term note issued by MSX International, Inc. is guaranteed on a senior secured basis by all of the existing and future domestic restricted subsidiaries of MSX International, Inc. and is, together with the related guarantees, secured by a third priority lien on substantially all of the assets of MSX International, Inc. and the assets of its domestic restricted subsidiaries.
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
     Fourth Lien Term Notes
     In conjunction with the second amendment of our former credit facility on July 10, 2002, we entered into a senior secured term note with an affiliate of CVC, our majority owners. Terms of the note are described more fully in Note 9 of our consolidated financial statements included under Item 8. of this report. Concurrently with the consummation of the offering of the new units, in August 2003, the second term note was amended and restated into a $14.7 million note issued by MSX International, Inc. and $2.4 million note issued by MSX International Limited. The amended and restated notes are referred to as the fourth lien term notes as they are secured by a fourth priority lien on the assets of MSXI and MSXI Limited.
     Note Purchases
     An affiliate of CVC has, from time to time, made open-market purchases of MSXI’s senior subordinated notes. In the future, this affiliate of CVC may, from time to time, purchase MSXI’s senior subordinated notes or senior secured notes in open-market purchases.
Item 14. Principal Accountant Fees and Services.
     Audit Fees
     Aggregate fees for professional services rendered by Grant Thornton in connection with its audits of the Company’s consolidated financial statements for the fiscal years ended January 1, 2006 and January 2, 2005 were $657,000, and $732,000, respectively. These fees included amounts associated with statutory audits of selected foreign subsidiaries to the extent audits are considered an integral part of the overall audit scope and approach. These fees also include amounts associated with reviews of the Company’s unaudited condensed consolidated interim financial statements.
     Aggregate fees for professional services rendered by PricewaterhouseCoopers in connection with its audit of the Company’s consolidated financial statements for the year ended December 28, 2003 and its reviews of the Company’s unaudited condensed consolidated interim financial statements were $881,000. These fees included amounts associated with statutory audits of selected foreign subsidiaries to the extent audits are considered an integral part of the overall audit scope and approach. For the year ended December 28, 2003, fees for professional services rendered by PricewaterhouseCoopers in connection with our bond issuance totaled $235,000.
     The Audit Committee has established pre-approval policies and procedures pursuant to which the Audit Committee must pre-approve all audit and permitted registered public services provided by the independent registered accounting firm. Typically the full Audit Committee grants pre-approval, however, the Audit Committee has delegated the authority to grant pre-approvals to the Chief Financial Officer, whose decisions are then later ratified by the full committee. Pursuant to these procedures, the Audit Committee approved all of the foregoing services provided by and fees paid to PwC and Grant Thornton in 2005 and 2004.
     Audit Related Fees
     We did not incur any audit related fees for the years ended January 1, 2006 and January 2, 2005.

     Tax Fees
     For the years ended January 1, 2006 and January 2, 2005, there were no fees for professional services rendered by Grant Thornton in connection with tax compliance, tax planning, and advice.
     For the year ended December 28, 2003, fees for professional services rendered by PricewaterhouseCoopers in connection with tax compliance, tax planning, and advice totaled $22,000.
     All Other Fees
     For the years ended January 1, 2006 and January 2, 2005, Grant Thornton rendered no professional services to the Company other than those professional services described above.
     For the year ended December 28, 2003, PricewaterhouseCoopers rendered no professional services to the Company other than those professional services described above.
     Auditor Independence
     Grant Thornton LLP (“Grant Thornton”), independent registered public accounting firm, has audited our consolidated financial statements and schedules as of January 1, 2006 and January 2, 2005, and for the two fiscal years ended January 1, 2006, as set forth in their report, which is included in this annual report.
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
     During the course of the fiscal 2004 audit, Grant Thornton informed us that, although Citigroup and Citicorp Inc. are not SEC audit clients of Grant Thornton, Grant Thornton was not independent of Citigroup since Grant Thornton does, among other things, borrow money from TRAL and Company, as nominee for Travelers Company and Travelers Life and Annuity Company (collectively, “Travelers”), which are indirect subsidiaries of Citigroup, and the borrowing of money from subsidiaries of Citigroup is not in accordance with the auditor independence standards of Regulation S-X and of the Public Company Accounting Oversight Board.
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
     The arrangements giving rise to this independence question were modified by Grant Thornton during 2005 and are no longer applicable to the independence evaluation for our fiscal 2005 audit.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
(a)	Listing of Documents.
Financial Statements. MSXI’s Consolidated Financial Statements included under Item 8 hereof, as required for the three fiscal years ended January 1, 2006, consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Deficit
Notes to Consolidated Financial Statements
(1)	Financial Statement Schedule.
The Financial Statement Schedule appended hereto, as required for the three fiscal years ended January 1, 2006 consists of the following:
II. Valuation and Qualifying Accounts
(2)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation of MSXI. (6)

3.2	Amended and Restated By-laws of MSXI. (7)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MSXI. (10)

4.1	Indenture dated as of January 15, 1998 by and between MSXI, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11-3/8% Senior Subordinated Notes due 2008. (1)

4.2	Form of Exchange Notes. (1)

4.3	Registration Agreement dated as of January 16, 1998 by and among MSXI, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc. (1)

4.4	Indenture dated as of August 1, 2003, between MSX International, Inc., MSX International Limited, the Subsidiary Guarantors and BNY Midwest Trust Company, as trustee, in respect of the Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (8)

4.5	Form of New Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (8)

4.6	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. (included in Exhibit 4.5). (8)

4.7	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited (included in Exhibit 4.5). (8)

4.8	Registration Agreement dated as of August 1, 2003 by and among MSX International, Inc., MSX International Limited, the Guarantors and Jeffries & Company, Inc. (8)

4.9	Supplemental Indenture to Indenture dated as of August 1, 2003, dated as of January 19, 2006, among MSX International, Inc, MSX International Limited, Creative Technology Services, L.L.C. and BNY Midwest Trust Company. (15)

4.10	Supplemental Indenture to Indenture January 15, 1998, dated as of January 19, 2006, among MSX International, Inc, MSX International Limited, Creative Technology Services, L.L.C. and BNY Midwest Trust Company (successor to IBJ Schroder Bank & Trust Company). (15)

10.1	Amended and Restated Stockholders’ Agreement. (6)

10.2	Amended and Restated Registration Rights Agreement. (6)

10.3	CVC Subscription Agreement dated as of January 3, 1997 between MSXI and CVC. (1)

10.4	Management Subscription Agreement dated as of January 3, 1997 between MSXI and certain executive officers of MSXI. (1)

10.5	Deferred Compensation Plan. (1)

10.6	MSX International, Inc. 2000 Stock Option Plan. (6)

10.7	Employment Agreement dated as of January 3, 1997 between MSXI and Frederick K. Minturn. (1)

10.8	Stock Purchase Agreement dated as of July 25, 1997 between MSX International (Holdings), Inc. and Ford Motor Company. (1)

10.9	Acquisition Agreement dated as of November 12, 1996 among MSXI, MascoTech and ASG Holdings Inc. (1)

10.10	Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and Lexstra International, Inc. and Lexus Temporaries, Inc. (2)

10.11	Stock Purchase Agreement dated as of December 22, 1998 between MSX Engineering Services, Inc. and MegaTech Engineering, Inc. (3)

10.12	Stock Purchase Agreement dated as of September 17, 1999 between MSX Engineering Services, Inc. and Chelsea Computer Consultants, Inc. (4)

10.13	Amended and Restated Credit Agreement dated as of August 1, 2003 between MSX International, Inc., the Borrowing Subsidiaries, and Bank One, NA. (8)

10.14	Stock Purchase Agreement dated as of August 6, 1999 between MSX International Holding Ltd. and Satiz S.p.A. (5)

10.15	Amended and Restated Fourth Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Court Square Capital Limited. (8)

10.16	Severance Agreement dated March 29, 2005, between MSXI and Robert Netolicka. (12)

10.17	Third Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc. and Citicorp Mezzanine III, L.P. (8)

10.18	Warrant Purchase Agreement dated as of August 1, 2003, by and between MSX International, Inc. and Citicorp Mezzanine III, L.P. (8)

10.19	Purchase Agreement dated as of July 25, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (8)

10.20	Amendment No. 1 to Purchase Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (8)

10.21	Amendment No. 1 to Amended and Restated Stockholders’ Agreement dated as of January 31, 2003. (8)

10.22	Amendment No. 2 to Amended and Restated Stockholders’ Agreement dated as of August 1, 2003. (8)

10.23	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of August 1, 2003. (8)

10.24	Intercreditor Agreement, dated as of August 1, 2003, among Court Square Capital Limited, Citicorp Mezzanine III, L.P., BNY Midwest Trust Company and Bank One, NA. (13)

10.25	Summary of the Collective Dismissal Agreement dated January 15, 2005 between Satiz Srl and the Trade Union Organizations. (13)

10.26	Business Sale Agreement dated July 1, 2005 among MSX International Limited, Arrk Technical Services Limited, MSX International, Inc. and Arrk Product Development Group Limited. (14)

10.27	English translation of the Purchase and Sale Agreement dated June 10, 2005. (14)

10.28	Supplemental Agreement to Third Secured Term Loan Agreement dated as of August 1, 2003, dated as of January 19, 2006, among MSX International, Inc, MSX International Limited, Creative Technology Services, L.L.C. and Citicorp Mezzanine III, L.P. (15)

10.29	First Amendment to Amended and Restated Credit Agreement, dated as of February 24, 2004, among MSX International, Inc., the other Loan Parties, the Lenders and Bank One, NA. (14)

10.30	Second Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2005, among MSX International, Inc., the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. (14)

10.31	Third Amendment to Amended and Restated Credit Agreement, dated as of January 19, 2006, among MSX International, Inc., the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. (15)

10.32	Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 3, 2006, among MSX International, Inc., the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. (16)

10.33	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 15, 2006, among MSX International, Inc., the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. (17)

10.34	Executive Incentive Compensation Plan. (12)

10.35	Management Performance Bonus Plan. (12)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1	Business Code of Conduct and Ethics (9)

16.1	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated November 19, 2004. (11)

21.1	Subsidiaries of MSXI.

31.1.1	Certification by the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.1.2	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Press Release dated April 17, 2006

(1)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 (File No. 333-48279) filed July 21, 1998 (Amendment No. 3).

(2)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed November 12, 1998.

(3)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed June 30, 1999.

(4)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed October 26, 1999.

(5)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 14, 2000.

(6)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 9, 2001.

(7)	Incorporated by reference to Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 8, 2002.

(8)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement of Form S-4 (File No. 333-109308) filed September 30, 2003.

(9)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 19, 2004.

(10)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed May 7, 2004.

(11)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed November 19, 2004.

(12)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed April 1, 2005.

(13)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed May 18, 2005.

(14)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed July 8, 2005.

(15)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed January 24, 2006.

(16)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 9, 2006.

(17)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March [21], 2006

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSX INTERNATIONAL, INC.

By:	/S/ FREDERICK K. MINTURN

Frederick K. Minturn
Executive Vice President and Chief Financial Officer

April 18, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ ROBERT NETOLICKA Robert Netolicka	Chief Executive Officer President and Director (Principal Executive Officer)

/S/ FREDERICK K. MINTURN Frederick K. Minturn	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ ERWIN H. BILLIG Erwin H. Billig	Chairman and Director

/S/ DAVID E. COLE David E. Cole	Director	April 18, 2006

/S/ CHARLES E. CORPENING Charles E. Corpening	Director

/S/ MICHAEL A. DELANEY Michael A. Delaney	Director

/S/ RICHARD J. PURICELLI Richard J. Puricelli	Director

FINANCIAL STATEMENT SCHEDULES
PURSUANT TO ITEM 15(a)(2-c) of Form 10-K
ANNUAL REPORT to the SECURITIES AND EXCHANGE COMMISSION
For the fiscal year ended January 1, 2006
Schedule, as required for the three fiscal years ended January 1, 2006:

Page
V.	Valuation and Qualifying Accounts	F-2

F-1

MSX INTERNATIONAL, INC.
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Three Fiscal Years Ended January 1, 2006

		Additions
		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning of	to costs	to Other		End of
Description	Period	and Expenses	Accounts	Deductions	Period
2005 (A)
Allowance for doubtful accounts	1,944,683	306,962	—	750,187	1,501,458
Valuation allowance for deferred taxes	45,099,456	29,050,666	—	—	74,150,122

2004 (A)
Allowance for doubtful accounts	2,955,656	298,540	—	1,309,513	1,944,683
Valuation allowance for deferred taxes	40,831,367	2,610,456	1,657,633	—	45,099,456

2003
Allowance for doubtful accounts	4,361,461	2,580,610	—	3,986,415	2,955,656
Valuation allowance for deferred taxes	6,077,645	33,688,257	1,065,465	—	40,831,367

(A)	Includes results of discontinued operations.

F-2

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of MSXI.

31.1.1	Certification by the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.1.2	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Press Release dated April 17, 2006