Form 10-Q
period 2006-04-02
MSX INTERNATIONAL INC
filed 2006-05-17
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Securities and Exchange Act (check one):
☐ Large Accelerated Filer            ☐ Accelerated Filer            ☑ Non-accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934).
Yes ☐ No ☑
At May 15, 2006, 486,354 shares of Class A common stock of the Registrant were outstanding.

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MSX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
as of April 2, 2006 and January 1, 2006

	April 2,	January 1,
	2006	2006
	(in thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents (including $0.1 million and $5.0 million of restricted cash, respectively) (Note 6)	$29,471	$27,737
Accounts receivable, net (Note 4)	96,260	96,684
Inventory	686	785
Prepaid expenses and other assets	3,844	3,708
Assets held for sale (Note 2)	24,800	36,229
Deferred income taxes, net	5,245	5,634

Total current assets	160,306	170,777

Property and equipment, net	3,747	3,757
Goodwill, net (Note 5)	25,772	26,504
Assets held for sale (Note 2)	6,279	5,588
Other assets	6,287	6,810
Deferred income taxes, net	827	1,000

Total assets	$203,218	$214,436

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and drafts	$64,305	$63,467
Accrued payroll and benefits	19,206	19,906
Liabilities held for sale (Note 2)	24,849	31,332
Other accrued liabilities	36,100	41,771

Total current liabilities	144,460	156,476
Long-term debt (Note 6)	252,322	251,688
Long-term deferred compensation liabilities and other	4,795	5,402
Liabilities held for sale (Note 2)	9,476	9,138

Total liabilities	411,053	422,704
Commitments and contingencies (Note 7)	—	—
Redeemable Series A Preferred Stock (Note 8)	105,635	102,566
Shareholders’ deficit
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 486,354 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(2,923)	(2,602)
Retained deficit	(286,421)	(284,106)

Total shareholders’ deficit	(313,470)	(310,834)

Total liabilities and shareholders’ deficit	$203,218	$214,436

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters ended April 2, 2006 and April 3, 2005

	Fiscal Quarter Ended
	April 2,	April 3,
	2006	2005
	(in thousands)
Net sales	$88,620	$101,089
Cost of sales	72,862	84,594

Gross profit	15,758	16,495

Selling, general and administrative expenses	6,800	8,514
Restructuring and severance costs (Note 3)	183	126

Income from continuing operations before interest and income taxes	8,775	7,855

Interest expense, net	7,645	8,504

Income (loss) from continuing operations before income taxes	1,130	(649)

Income tax provision	1,651	1,240

Loss from continuing operations	(521)	(1,889)

Income (loss) from discontinued operations, net of taxes (Note 2)	1,275	(12,947)

Net income (loss)	754	(14,836)

Accretion for redemption of preferred stock	(3,069)	(2,732)

Net loss available to common shareholders	$(2,315)	$(17,568)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal quarters ended April 2, 2006 and April 3, 2005

	Fiscal Quarter Ended
	April 2,	April 3,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$754	$(14,836)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Net gain on sale of businesses	(470)	—
Depreciation	756	2,094
Goodwill impairment charges	—	7,131
Amortization of debt issuance costs	1,259	1,142
Deferred income taxes (benefits)	1,042	(316)
(Gain) loss on sale/disposal of property and equipment	31	(8)
(Increase) decrease in receivables, net	5,636	13,427
(Increase) decrease in inventory	54	(318)
(Increase) decrease in prepaid expenses and other assets	(203)	(1,495)
Increase (decrease) in current liabilities	(18,986)	(13,760)
Other, net	(1,157)	(691)

Net cash provided by (used for) operating activities	(11,284)	(7,630)

Cash flows from investing activities:
Capital expenditures	(815)	(861)
Payments for contingent consideration	(604)	(604)
Proceeds from sale of businesses, net of related expenses	7,012	—
Proceeds from sale/disposal of property and equipment	52	95

Net cash provided by (used for) investing activities	5,645	(1,370)

Cash flows from financing activities:
Debt issuance costs	(120)	(16)
Changes in revolving debt, net	1,691	(4,550)
Changes in book overdrafts, net	6,457	8,067

Net cash provided by (used for) financing activities	8,028	3,501

Effect of foreign exchange rate changes on cash and cash equivalents	(499)	(362)

Cash and cash equivalents:
Increase (decrease) for the period	1,890	(5,861)
Balance, beginning of period (including $273 of cash held for sale at January 1, 2006)	28,010	34,377

Balance, end of period (including $429 and $652 of cash held for sale at April 2, 2006 and April 3, 2005, respectively))	$29,900	$28,516

The accompanying notes are an integral part of the consolidated financial statements

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars in thousands unless otherwise stated)
1.	Organization and Basis of Presentation:
          The accompanying consolidated financial statements present the assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries (“MSXI”). MSXI is a holding company owned by Citicorp and affiliates and certain members of management. We are principally engaged in providing technical business services to automobile manufacturers and suppliers and other industries primarily in North America and Europe. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.
          All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters ended April 2, 2006 and April 3, 2005 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period. Operations classified as discontinued at April 2, 2006 have been excluded from the discussion of continuing operations for all periods presented and are discussed separately in Note 2.
2.	Discontinued Operations
          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the on-going operations of MSXI. Management has determined these businesses are no longer core to the Company’s strategy due to changing competitive requirements, customer demands, and a required focus on business with higher growth and return prospects. For all businesses reflected as discontinued a process for selling such operations has been initiated or completed.
          Net assets held for sale are classified as such in the period that management determines it is probable that a sale of significant identifiable business will be completed within one year. The following are the operations classified as held for sale as of the periods presented:

Assets Held for Sale

At April 2, 2006

•	MSX International Engineering GmbH, our remaining engineering operations in Germany
•	Satiz S.r.l., our Italian technical and commercial publishing business (sold April 21, 2006)

At January 1, 2006

•	MSX International Engineering GmbH, our remaining engineering operations in Germany
•	Satiz S.r.l., our Italian technical and commercial publishing business (sold April 21, 2006)
•	Creative Technology Services, LLC (sold January 19, 2006)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)
          The following summary balance sheet information is derived from the businesses that are classified as held for sale, which management believes is representative of the net assets of the businesses held for disposal.

	At April 2,	At January 1,
	2006	2006
Assets:
Cash and cash equivalents	$429	$273
Accounts receivable, net	20,237	27,188
Inventory	1,699	6,657
Prepaid expenses	335	373
Deferred tax assets	2,100	1,738

Total current assets held for sale	24,800	36,229
Property and equipment, net	4,923	4,765
Goodwill, net	381	372
Other assets	—	313
Deferred tax assets	975	138

Total assets held for sale	31,079	41,817

Liabilities:
Note payable and current portion of long-term debt	2,775	1,084
Accounts payable and drafts	17,252	22,535
Accrued payroll and benefits	3,582	5,755
Other accrued liabilities	1,240	1,958

Total current liabilities held for sale	24,849	31,332
Long-term deferred compensation liabilities and other	6,059	7,532
Deferred tax liabilities	3,417	1,606

Total liabilities held for sale	34,325	40,470

Net assets (liabilities) held for sale	$(3,246)	$1,347

          The following summary results of operations information is derived from the businesses that are classified as held for sale at April 2, 2006 or were sold prior to April 2, 2006:

	Fiscal Quarter Ended
	April 2,	April 3,
	2006	2005
Net sales	$22,542	$44,848
Cost of sales	19,946	42,515

Gross profit	2,596	2,333
Selling, general and administrative expense	1,705	2,732
Restructuring and severance	11	6,633
Goodwill impairment charge	—	7,131

Operating income (loss)	880	(14,163)
Interest (income) expense, net	(3)	16
Net gain on sale of businesses	470	—

Income (loss) before taxes, net	1,353	(14,179)
Income tax expense (benefit)	78	(1,232)

Income (loss) from discontinued operations	$1,275	$(12,947)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
          On March 3, 2006, MSXI concluded the sale of selected U.S. staffing businesses. The sale was completed for approximately $1.0 million plus royalties based on future performance of the business. Assets sold were comprised primarily of goodwill, net of an impairment charge recorded during the fourth quarter of fiscal 2005. The sale resulted in a minimal loss during the first quarter of fiscal 2006 after fees and related expenses.
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
          The net gain resulting from the sales during the first fiscal quarter of 2006 was derived as follows:

Gross sale price:
Cash proceeds	$7,266
Note receivable	250

Total sale price	7,516
Less:
Net assets sold	6,656
Reserves and expenses	390

Gain on sales, net	$470

          A summary of the assets and liabilities sold during the first quarter of fiscal 2006 are as follows:

Assets:
Cash and cash equivalents	$—
Accounts receivable, net	2,087
Inventory	5,003
Prepaid expenses	142
Deferred tax assets — current	132

Total current assets sold	7,364
Property and equipment, net	72
Goodwill, net	732
Other assets	151

Total assets sold	8,319

Liabilities:
Accounts payable and drafts	526
Accrued payroll and benefits	327
Other accrued liabilities	603

Total current liabilities sold	1,456
Deferred compensation and other liabilities	207

Total liabilities sold	1,663

Net assets sold	$6,656

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
3.	Restructuring and Severance:
          The following table shows the activity related to restructuring reserves for the fiscal quarter ended April 2, 2006:

Termination
Benefits
Reserve at January 1, 2006	$5,423

Charges from continuing operations	183

Charges from discontinued operations	11

Payments and reserve utilization	(3,164)

Reserve at April 2, 2006	$2,453

4.	Accounts Receivable:
          Accounts receivable includes both billed and unbilled receivables. Amounts are billed periodically in accordance with contract terms. Unbilled receivables amounted to $22.4 million and $22.7 million at April 2, 2006 and January 1, 2006, respectively, excluding assets held for sale. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $33.2 million as of April 2, 2006 and $37.9 million as of January 1, 2006, portions of which are included in unbilled receivables. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivables are recorded.
5.	Goodwill, net:
          The following summarizes the changes in our goodwill balances by segment, net of assets held for sale:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Total
Balance at January 1, 2006	$17,200	$9,304	$—	$26,504
Goodwill classified as held for sale during the fiscal period	—	(732)	—	(732)

Balance at April 2, 2006	$17,200	$8,572	$—	$25,772

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
6.	Debt:
          Debt is comprised of the following, excluding amounts held for sale:

			Outstanding at
	Interest	Maturity	April 2,	January 1,
	Rates	Date	2006	2006
Senior Credit Facility	n/a	January 15, 2007	$—	$—
Senior secured notes, net of unamortized discount	11.00%	October 15, 2007	75,263	75,224
Mezzanine term notes, net of unamortized discount	11.50%	October 15, 2007	24,729	24,684
Fourth lien term notes	10.00%	January 15, 2008	22,330	21,780
Senior subordinated notes	11.375%	January 15, 2008	130,000	130,000

Total long-term debt			$252,322	$251,688

          Cash and cash equivalents include $0.1 million and $5.0 million of restricted cash as of April 2, 2006 and January 1, 2006, respectively. Restricted cash represents the net proceeds received from the sale of businesses. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures.
          On March 15, 2006, we amended our senior credit facility to, among other things:
•	Extend the maturity date of the Credit Agreement from August 1, 2006 to January 15, 2007;

•	Reduce the aggregate commitments under the Credit Agreement from $45 million to $25 million subject to limitations based on domestic accounts receivable and cash collateral held in blocked accounts in connection with prepayments of obligations under the facility;

•	Allow for future permanent reductions of commitment and related borrowings via use of funds from any asset sales held in blocked accounts by the bank; and

•	Modify certain covenants and restrictions on the Company’s ability to borrow under the facility, including the elimination of all commitments related to non-domestic subsidiaries of the Company.
7.	Commitments and Contingencies:
          We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations through the extended term of our senior credit facility in January 2007, although there can be no assurance that will be the case. We expect to obtain a suitable extension or replacement to our amended and restated credit facility on or before expiration. In addition, we intend to seek alternative financing to address our senior and subordinated debt obligations, which mature in late 2007 and early 2008. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds.
          On October 8, 2005, Delphi Corporation and 38 of its domestic U.S. subsidiaries (collectively, “Delphi”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We have received payments for pre-bankruptcy petition accounts receivable related to services provided in the third quarter of 2005. We cannot yet estimate with any reasonable assurance whether pre-bankruptcy petition payments made to us will be challenged in the bankruptcy proceedings or the impact on future business with Delphi as a result of their Chapter 11 proceedings. Since their filing for bankruptcy, we have exited substantially all of our Delphi business by transitioning affected programs to other vendors.

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
          As of April 2, 2006 and January 1, 2006 there are 359,448 shares of the Preferred Stock outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. The Preferred Stock is redeemable to the extent that funds are legally available, on or after December 31, 2008, at the option of the Company or the shareholder. As of April 2, 2006, dividends accrued totaled $69.7 million, however we have not declared or paid any dividends. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the Preferred Stock, is subject to restrictions contained in our debt agreements.
9.	Comprehensive Income (Loss):
          Our comprehensive income (loss) was:

	Fiscal Quarter Ended
	April 2,	April 3,
	2006	2005
Net income (loss)	$754	$(14,836)
Other comprehensive loss — foreign currency translation adjustments	(321)	(1,551)

Comprehensive income (loss)	$433	$(16,387)

10.	Income Taxes:
          The Company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the quarters ended April 2, 2006 and April 3, 2005 differs from the 35% federal statutory rate primarily because of such valuation allowances and the effect of certain foreign tax rates. Tax expense for the periods relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded.
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
          The following is a summary of selected data for each of our segments, excluding discontinued operations:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Other	Total
Quarter Ended April 2, 2006

Net sales — external	$40,256	$26,606	$21,758	$—	$88,620
Net intercompany sales	11	—	—	(11)	—
EBITA	5,353	2,787	1,817	—	9,957

Quarter Ended April 3, 2005

Net sales — external	43,170	36,470	21,449	—	101,089
Net intercompany sales	89	—	98	(187)	—
EBITA	5,603	3,347	1,832	—	10,782
          A reconciliation of total segment EBITA to consolidated income (loss) from continuing operations before income taxes is as follows:

	Fiscal Quarter Ended
	April 2,	April 3,
	2006	2005
Total segment EBITA	$9,957	$10,782
Net costs not allocated to segments	(838)	(2,417)
Interest expense	(7,645)	(8,504)
Michigan single business tax and other similar taxes	(344)	(510)

Consolidated income (loss) from continuing operations before income taxes	$1,130	$(649)

12.	Stock-Based Compensation:
          During the fourth quarter of fiscal 2000, the board of directors approved the MSXI 2000 Stock Option Plan (the “Stock Option Plan”). Under the terms of the Stock Option Plan, officers, directors and certain employees may be granted both incentive and non-qualified options to purchase our common stock. Incentive stock options may not be issued at less than 100% of the estimated market price on the date the option is granted. Also during fiscal 2000, we approved a one-time grant of 10,000 non-qualified stock options to an officer of MSXI. The 10,000 non-qualified stock options were not issued under the MSXI 2000 Stock Option Plan. All options generally vest over a five-year period and have a maximum term of ten years. During the second quarter of fiscal 2003, the Company increased the maximum number of shares that may be granted under the Stock Option Plan to 40,000 shares.
          Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for stock options granted. During fiscal 2003 the Company repriced selected outstanding stock options. In accordance with APB No. 25, the Company used variable plan accounting for outstanding stock options subsequent to the repricing. To date, the Company has not recognized any expense related to employee stock options as the estimated fair value of the stock has remained below the exercise price of options outstanding.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
          Effective January 2, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the modified prospective method of application, which requires recognition of share based payments on a prospective basis. Therefore, prior period financial statements have not been restated. SFAS No. 123(R) also requires that excess tax benefits (none for the Company due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.
          A summary of stock option activity during the most recent fiscal quarter is presented below:

			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	stock	average	contractual life in	Intrinsic
	options	exercise price	years	Value (000s)
Outstanding at January 1, 2006	39,650	$64.04	6.6	$—
Granted	—	—	—	—
Forfeited	(6,650)	60.00	—	—

Outstanding at April 2, 2006	33,000	64.85	6.1	—

Exercisable at April 2, 2006	19,725	$63.78	5.5	$—

          With the adoption of SFAS No. 123(R), the Company is required to record the fair value of stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.
          No options were granted or exercised during fiscal 2005 or 2006. The adoption of SFAS No. 123(R) had no effect on our reported financial position, results of operations or cash flows for the periods presented.
13.	Subsequent Event:
          On April 21, 2006, MSX International Netherlands BV, a wholly-owned indirect subsidiary of the Company, sold Satiz S.r.l., (“Satiz”) a wholly-owned indirect Italian subsidiary of the Company to Localfin S.r.l. (the “Purchaser”) an Italian company with offices in Via Sant ‘Ennodio 1/A, Pavia, Italy. The Purchaser paid €1.5 million at closing for Satiz, with the potential for additional payments based on (i) any refunds to Satiz by the Italian Government of certain taxes and (ii) 2007 revenues generated by Satiz. As part of the sale agreement, the Company agreed to honor certain intercompany debts payable to Satiz, which totaled approximately $5.8 million.

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of April 2, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$20,480	$547	$8,444	$—	$29,471
Accounts receivable, net	—	50,903	45,357	—	96,260
Inventory	—	680	6	—	686
Prepaid expenses and other assets	—	2,371	1,473	—	3,844
Assets held for sale	—	—	24,800	—	24,800
Deferred income taxes, net	—	3,862	5,245	(3,862)	5,245

Total current assets	20,480	58,363	85,325	(3,862)	160,306

Property and equipment, net	—	1,868	1,879	—	3,747
Goodwill, net	—	25,742	30	—	25,772
Investments in subsidiaries	21,144	(7,074)	—	(14,070)	—
Assets held for sale	—	—	6,279	—	6,279
Other assets	3,235	2,734	318	—	6,287
Deferred income taxes, net	3,636	—	1,097	(3,906)	827

Total assets	$48,495	$81,633	$94,928	$(21,838)	$203,218

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable and drafts	—	43,912	20,393	—	64,305
Accrued liabilities	5,264	24,665	25,377		55,306
Liabilities held for sale	—	—	24,849	—	24,849
Deferred income taxes, net	3,862	—	—	(3,862)	—

Total current liabilities	9,126	68,577	70,619	(3,862)	144,460

Long-term debt	235,161	—	17,161	—	252,322
Intercompany accounts	12,043	(16,155)	4,112	—	—
Long-term deferred compensation and other liabilities	—	4,161	634	—	4,795
Liabilities held for sale	—	—	9,476	—	9,476
Deferred income taxes, net	—	3,906	—	(3,906)	—

Total liabilities	256,330	60,489	102,002	(7,768)	411,053

Redeemable Series A Preferred Stock	105,635	—	—	—	105,635
Shareholders’ equity (deficit)	(313,470)	21,144	(7,074)	(14,070)	(313,470)

Total liabilities and shareholders’ equity (deficit)	$48,495	$81,633	$94,928	$(21,838)	$203,218

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended April 2, 2006 and April 3, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Quarter Ended April 2, 2006:
Net sales	$—	$53,792	$34,839	$(11)	$88,620
Cost of sales	—	44,799	28,074	(11)	72,862

Gross profit	—	8,993	6,765	—	15,758
Selling, general and administrative expenses	—	4,169	2,631	—	6,800
Restructuring and severance costs	—	79	104	—	183

Income from continuing operations before interest, income taxes, and equity in affiliates	—	4,745	4,030	—	8,775
Interest expense, net	7,403	(47)	289	—	7,645

Income (loss) from continuing operations before income taxes, and equity in affiliates	(7,403)	4,792	3,741	—	1,130
Income tax provision (benefit)	(1,185)	1,191	1,645	—	1,651
Equity in affiliates	5,697	2,096	—	(7,793)	—

Income (loss) from continuing operations	(521)	5,697	2,096	(7,793)	(521)

Income from discontinued operations, net	1,275	1,275	547	(1,822)	1,275

Net income	$754	$6,972	$2,643	$(9,615)	$754

Fiscal Quarter Ended April 3, 2005:
Net sales	$—	$68,859	$32,258	$(28)	$101,089
Cost of sales	—	58,754	25,868	(28)	84,594

Gross profit	—	10,105	6,390	—	16,495
Selling, general and administrative expenses	—	6,239	2,275	—	8,514
Restructuring and severance costs	—	101	25	—	126

Income from continuing operations before interest, income taxes, and equity in affiliates	—	3,765	4,090	—	7,855
Interest expense, net	6,253	1,291	960	—	8,504

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,253)	2,474	3,130	—	(649)
Income tax provision (benefit)	(808)	790	1,258	—	1,240
Equity in affiliates	3,556	1,872		(5,428)	—

Income (loss) from continuing operations	(1,889)	3,556	1,872	(5,428)	(1,889)

Loss from discontinued operations, net	(12,947)	(12,947)	(12,722)	25,669	(12,947)

Net loss	$(14,836)	$(9,391)	$(10,850)	$20,241	$(14,836)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal quarter ended April 2, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$754	$6,972	$2,643	$(9,615)	$754
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(6,972)	(2,643)	—	9,615	—
Gain on sale of businesses	—	(470)	—	—	(470)
Depreciation	—	454	302	—	756
Amortization of debt issuance costs and non-cash interest	1,133	—	126	—	1,259
Deferred taxes	(251)	389	904	—	1,042
(Gain) loss on sale/disposal of property and equipment	—	31	—	—	31
(Increase) decrease in receivables, net	—	4,721	915	—	5,636
(Increase) decrease in inventory	—	99	(45)	—	54
(Increase) decrease in prepaid expenses and other assets	—	(276)	73	—	(203)
Increase (decrease) in current liabilities	(6,233)	(7,430)	(5,323)	—	(18,986)
Other, net	—	171	(1,328)	—	(1,157)

Net cash provided by (used for) operating activities	(11,569)	2,018	(1,733)	—	(11,284)

Cash flows from investing activities:
Capital expenditures	—	(249)	(566)	—	(815)
Payments for contingent consideration and minority interests	—	(604)	—	—	(604)
Proceeds from sale/disposal of businesses, net of expenses paid	—	7,012	—	—	7,012
Proceeds from sale/disposal of property and equipment	—	30	22	—	52
Other, net	—	—	—	—	—

Net cash provided by (used for) investing activities	—	6,189	(544)	—	5,645

Cash flows from financing activities:
Transactions with subsidiaries	20,174	(14,924)	(5,250)	—	—
Debt issuance costs	(120)	—	—	—	(120)
Changes in revolving debt, net	—	—	1,691	—	1,691
Change in book overdrafts, net	—	6,832	(375)	—	6,457

Net cash provided by (used for) financing activities	20,054	(8,092)	(3,934)	—	8,028

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(499)	—	(499)

Cash and cash equivalents:
Increase (decrease) for the period	8,485	115	(6,710)	—	1,890
Balance, beginning of period (including $273 of cash held for sale)	11,995	432	15,583	—	28,010

Balance, end of period (including $429 of cash held for sale)	$20,480	$547	$8,873	$—	$29,900

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
14. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal quarter ended April 3, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,836)	$(9,391)	$(10,850)	$20,241	$(14,836)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	9,391	10,850	—	(20,241)	—
Depreciation	—	820	1,274	—	2,094
Goodwill impairment charges	—	—	7,131		7,131
Amortization of debt issuance costs	1,030	—	112	—	1,142
Deferred taxes	(818)	818	(316)	—	(316)
(Gain) Loss on sale/disposal of property and equipment	—	(5)	(3)	—	(8)
(Increase) decrease in receivables, net	—	2,716	10,711	—	13,427
(Increase) decrease in inventory	—	(444)	126	—	(318)
(Increase) decrease in prepaid expenses and other assets	—	(544)	(951)	—	(1,495)
Increase (decrease) in current liabilities	(6,174)	(5,861)	(1,725)	—	(13,760)
Other, net	—	95	(786)	—	(691)

Net cash provided by (used for) operating activities	(11,407)	(946)	4,723	—	(7,630)

Cash flows from investing activities:
Capital expenditures	—	(305)	(556)	—	(861)
Payments for contingent consideration	—	(604)	—	—	(604)
Proceeds from sale/disposal of property and equipment	—	7	88	—	95

Net cash provided by (used for) investing activities	—	(902)	(468)	—	(1,370)

Cash flows from financing activities:
Transactions with subsidiaries	3,684	(3,896)	212	—	—
Debt issuance costs	(16)	—	—	—	(16)
Changes in revolving debt, net	2,089	—	(6,639)	—	(4,550)
Change in book overdrafts	—	8,067	—	—	8,067

Net cash provided by (used for) financing activities	5,757	4,171	(6,427)	—	3,501

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(362)	—	(362)

Cash and cash equivalents:
Increase (decrease) for the period	(5,650)	2,323	(2,534)	—	(5,861)
Balance, beginning of period	5,650	11,570	17,157	—	34,377

Balance, end of period (including $652 of cash held for sale as of April 3, 2005)	$—	$13,893	$14,623	$—	$28,516

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of April 2, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$20,480	$2,039	$547	$6,405	$—	$29,471
Accounts receivable, net	—	11,184	50,903	34,173	—	96,260
Inventory	—	—	680	6	—	686
Prepaid expenses and other assets	—	527	2,371	946	—	3,844
Assets held for sale	—	—	—	24,800	—	24,800
Deferred income taxes, net	—	—	3,862	5,505	(4,122)	5,245

Total current assets	20,480	13,750	58,363	71,835	(4,122)	160,306

Property and equipment, net	—	262	1,868	1,617	—	3,747
Goodwill, net	—	30	25,742	—	—	25,772
Investments in subsidiaries	21,144	—	(7,074)	15,424	(29,494)	—
Assets held for sale	—	—	—	6,279	—	6,279
Other assets	3,235	253	2,734	65	—	6,287
Deferred income taxes, net	3,636	2,591	—	—	(5,400)	827

Total assets	$48,495	$16,886	$81,633	$95,220	$(39,016)	$203,218

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable and drafts	—	6,386	43,912	14,007	—	64,305
Accrued liabilities	5,264	6,523	24,665	18,854	—	55,306
Liabilities held for sale	—	—	—	24,849	—	24,849
Deferred income taxes, net	3,862	260	—	—	(4,122)	—

Total current liabilities	9,126	13,169	68,577	57,710	(4,122)	144,460

Long-term debt	235,161	17,161	—	—	—	252,322
Intercompany accounts	12,043	(28,819)	(16,155)	32,931	—	—
Long-term deferred compensation and other liabilities	—	(49)	4,161	683	—	4,795
Liabilities held for sale	—	—	—	9,476	—	9,476
Deferred income taxes, net	—	—	3,906	1,494	(5,400)	—

Total liabilities	256,330	1,462	60,489	102,294	(9,522)	411,053

Redeemable Series A Preferred Stock	105,635	—	—	—	—	105,635
Shareholders’ equity (deficit)	(313,470)	15,424	21,144	(7,074)	(29,494)	(313,470)

Total liabilities and shareholders’ equity (deficit)	$48,495	$16,886	$81,633	$95,220	$(39,016)	$203,218

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended April 2, 2006 and April 3, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Quarter Ended April 2, 2006:

Net sales	$—	$6,098	$53,792	$28,741	$(11)	$88,620
Cost of sales	—	4,166	44,799	23,908	(11)	72,862

Gross profit	—	1,932	8,993	4,833	—	15,758
Selling, general and administrative expenses	—	786	4,169	1,845	—	6,800
Restructuring and severance costs	—	—	79	104	—	183

Income from continuing operations before interest, income taxes, and equity in affiliates	—	1,146	4,745	2,884	—	8,775
Interest expense (income), net	7,403	55	(47)	234	—	7,645

Income (loss) from continuing operations before income taxes, and equity in affiliates	(7,403)	1,091	4,792	2,650	—	1,130
Income tax provision (benefit)	(1,185)	—	1,191	1,645	—	1,651
Equity in affiliates	5,697	—	2,096	1,091	(8,884)	—

Income (loss) from continuing operations	(521)	1,091	5,697	2,096	(8,884)	(521)

Income (loss) from discontinued operations, net	1,275	—	1,275	547	(1,822)	1,275

Net income (loss)	$754	$1,091	$6,972	$2,643	$(10,706)	$754

Fiscal Quarter Ended April 3, 2005:

Net sales	$—	$5,985	$68,859	$26,273	$(28)	$101,089
Cost of sales	—	4,537	58,754	21,331	(28)	84,594

Gross profit	—	1,448	10,105	4,942	—	16,495
Selling, general and administrative expenses	—	547	6,239	1,728	—	8,514
Restructuring and severance costs	—	—	101	25	—	126

Income from continuing operations before interest, income taxes, and equity in affiliates	—	901	3,765	3,189	—	7,855
Interest expense, net	6,253	737	1,291	223	—	8,504

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,253)	164	2,474	2,966	—	(649)
Income tax provision (benefit)	(808)	—	790	1,258	—	1,240
Equity in affiliates	3,556	—	1,872	162	(5,590)	—

Income (loss) from continuing operations	(1,889)	164	3,556	1,870	(5,590)	(1,889)

Income (loss) from discontinued operations	(12,947)	198	(12,947)	(12,720)	25,469	(12,947)

Net income (loss)	$(14,836)	$362	$(9,391)	$(10,850)	$19,879	$(14,836)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended April 2, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$754	$1,091	$6,972	$2,643	$(10,706)	$754
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(6,972)	—	(2,643)	(1,091)	10,706	—
Gain on sale of businesses	—	—	(470)	—	—	(470)
Depreciation	—	57	454	245	—	756
Amortization of debt issuance costs	1,133	126	—	—	—	1,259
Deferred taxes	(251)	(27)	389	931	—	1,042
Loss on sale/disposal of property and equipment	—	—	31	—	—	31
(Increase) decrease in receivable, net	—	(566)	4,721	1,481	—	5,636
(Increase) decrease in inventory	—	—	99	(45)	—	54
(Increase) decrease in prepaid expenses and other assets	—	51	(276)	22	—	(203)
Increase (decrease) in current liabilities	(6,233)	(109)	(7,430)	(5,214)	—	(18,986)
Other, net	—	2	171	(1,330)	—	(1,157)

Net cash provided by (used for) operating activities	(11,569)	625	2,018	(2,358)	—	(11,284)

Cash flows from investing activities:
Capital expenditures	—	(23)	(249)	(543)	—	(815)
Payments for contingent consideration and minority interests	—	—	(604)	—	—	(604)
Proceeds from sale/disposal of businesses, net of expenses paid	—	—	7,012	—	—	7,012
Proceeds from sale/disposal of property and equipment	—	7	30	15	—	52
Other, net	—	—	—	—	—	—

Net cash provided by (used for) investing activities	—	(16)	6,189	(528)	—	5,645

Cash flows from financing activities:
Transactions with subsidiaries	20,174	(5,949)	(14,924)	699	—	—
Debt issuance costs	(120)	—	—	—	—	(120)
Changes in revolving debt, net	—	—	—	1,691	—	1,691
Changes in book overdrafts, net	—	—	6,832	(375)	—	6,457

Net cash provided by (used for) financing activities	20,054	(5,949)	(8,092)	2,015	—	8,028

Effect of foreign exchange rate changes on cash and cash equivalents	—	399	—	(898)	—	(499)

Cash and cash equivalents:
Increase (decrease) for the period	8,485	(4,941)	115	(1,769)	—	1,890
Balance, beginning of period (including $273 of cash held for sale)	11,995	6,980	432	8,603	—	28,010

Balance, end of period (including $429 of cash held for sale)	$20,480	$2,039	$547	$6,834	$—	$29,900

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) – continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal quarter ended April 3, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,836)	$362	$(9,391)	$(10,850)	$19,879	$(14,836)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	9,391	—	10,850	(362)	(19,879)	—
Depreciation	—	300	820	974	—	2,094
Goodwill impairment charges	—	—	—	7,131	—	7,131
Amortization of debt issuance costs	1,030	112	—	—	—	1,142
Deferred taxes	(818)	1	818	(317)	—	(316)
Gain on sale/disposal of property and equipment	—	(3)	(5)	—	—	(8)
(Increase) decrease in receivable, net	—	341	2,716	10,370	—	13,427
(Increase) decrease in inventory	—	—	(444)	126	—	(318)
(Increase) decrease in prepaid expenses and other assets	—	(69)	(544)	(882)	—	(1,495)
Increase (decrease) in current liabilities	(6,174)	(864)	(5,861)	(861)	—	(13,760)
Other, net	—	28	95	(814)	—	(691)

Net cash provided by (used for) operating activities	(11,407)	208	(946)	4,515	—	(7,630)

Cash flows from investing activities:
Capital expenditures	—	(130)	(305)	(426)	—	(861)
Payments for contingent consideration	—	—	(604)	—	—	(604)
Proceeds from sale/disposal of property and equipment	—	3	7	85		95

Net cash provided by (used for) investing activities	—	(127)	(902)	(341)	—	(1,370)

Cash flows from financing activities:
Transactions with subsidiaries	3,684	2,742	(3,896)	(2,530)	—	—
Debt issuance costs	(16)	—	—	—	—	(16)
Changes in revolving debt, net	2,089	(588)	—	(6,051)	—	(4,550)
Changes in book overdrafts, net	—	—	8,067	—	—	8,067

Net cash provided by (used for) financing activities	5,757	2,154	4,171	(8,581)	—	3,501

Effect of foreign exchange rate changes on cash and cash equivalents	—	(797)	—	435	—	(362)

Cash and cash equivalents:
Increase (decrease) for the period	(5,650)	1,438	2,323	(3,972)	—	(5,861)
Balance, beginning of period	5,650	18	11,570	17,139	—	34,377

Balance, end of period (including $652 of cash held for sale as of April 3, 2005)	$—	$1,456	$13,893	$13,167	$—	$28,516

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     Outlook
     Our business segments are affected by differing industry dynamics within a highly competitive automotive market. As a result of trends, we have experienced overall revenue declines during the past several years. Our revenue remains under pressure from continuing cost containment actions at our major customers. We believe that automotive OEM budgets will continue to be challenged due to excess capacity, competition for market share, and pressure to reduce costs.
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
     We are continually evaluating the rate of return on our portfolio of service offerings based on changing market conditions. During the fourth quarter of fiscal 2004, we determined we would seek to divest substantially all of our engineering and staffing businesses in Europe. The sale of portions of these businesses was completed during the second quarter of 2005. During the first quarter of 2005, we determined we would seek to divest our technical and commercial publishing business primarily in Italy. The sale of this business was completed subsequent to the first quarter of 2006. In January 2006, we completed the sale of a contract-manufacturing subsidiary in the U.S. During the first quarter of fiscal 2006, the Company approved, and subsequently completed, the sale of selected U.S. staffing operations. Management will continue to explore and evaluate additional development alternatives to focus the Company on business units with high growth and return prospects, particularly in the areas of warranty and dealership consulting. Operations classified as discontinued at April 2, 2006 have been excluded from the discussion of continuing operations and are discussed separately under the heading “Discontinued Operations”.
     Net Sales
     For the first quarter of fiscal 2006, consolidated net sales decreased $12.5 million, or 12.3%, from $101.1 million in the first quarter of fiscal 2005 to $88.6 million during fiscal 2005. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Quarter Ended
	April 2,	April 3,	Inc / (Dec) vs. 2005
	2006	2005	$	%
	(dollars in thousands)
Business Outsourcing Services	$40,256	$43,170	$(2,914)	(6.8%)
Human Capital Services	26,606	36,470	(9,864)	(27.0%)
Engineering Services	21,758	21,449	309	1.4%

Total net sales	$88,620	$101,089	$(12,469)	(12.3%)

     The decline in business outsourcing services reflect the loss of selected programs from 2005, unfavorable exchange rates on non-U.S. sales, and nominal growth in selected areas. Programs lost primarily impacted our traditional U.S. operations, reducing overall sales by approximately $2.7 million. Unfavorable exchange rates in our european operations resulted in a $1.6 million reduction in overall business outsourcing service sales. Net of these variances, our warranty and retail programs in the U.S. and Europe posted over $1 million of sales growth versus the first quarter of fiscal 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The decline in human capital services primarily reflects reduced volumes in our U.S. automotive contract staffing services. Sales declined by approximately $5.3 million versus the first quarter of fiscal 2005 due to the exit of substantially all staffing programs with Delphi Corporation. Delphi programs were transitioned to other suppliers subsequent to their bankrupcty in October 2005. In addition, revenues reflect additional reductions in staffing levels of automotive customers due to continued cost reduction initiatives at such customers.
     Sales of engineering services reflect declining volumes in selected outsourced OEM engineering programs and specialty shop programs due to reduced OEM budgets. Reductions in U.S. based programs were offset by increased sales at our Brazilian contract engineering operations due to increased headcounts on Ford related programs.
     Operating Profit
     Our consolidated gross profit, selling, general and administrative expenses and operating income for the periods presented were:

	Fiscal Quarter Ended
	April 2,	April 3,	Inc (Dec) vs. 2005
	2006	2005	$	%
	(dollars in thousands)
Gross profit	$15,758	$16,495	$(737)	(4.5%)
% of net sales	17.8%	16.3%	n/a	n/a
Selling, general and administrative expenses	$6,800	$8,514	$(1,714)	(20.1%)
% of net sales	7.7%	8.4%	n/a	n/a
Operating income	$8,775	$7,855	$920	11.7%
% of net sales	9.9%	7.8%	n/a	n/a
     Overall gross profit declined quarter over quarter due to reduced volumes across our business segments. Such volume reductions resulted in a decrease in gross profit of approximately $2.0 million versus 2005. The impact of reduced volumes was partially offset by improved profits on 2006 programs due to reductions in operating costs and displacement of lower margin operations and related programs. As a result of profit improvement initiatives, gross profit as a percent of sales improved versus 2005. Selling, general and administrative costs decreased as a percentage of sales from 2005. The overall decline is due to cost reductions, net of increased investment in selected sales and business development initiatives during fiscal 2006. The Company continually evaluates such costs relative to projected levels of business and implement additional reductions as necessary. Operating results also include restructuring costs totaling $0.2 million and $0.1 million related to employment related actions taken during the first quarter of fiscal 2006 and 2005, respectively.
     Interest expense, net
     Interest expense, net decreased from $8.5 million during the first quarter of 2005 to $7.6 million during the first quarter of 2006, a $0.9 million decrease. The decrease in interest expense compared to 2005 primarily resulted from the impact of foreign exchange rates on the recorded value of U.S. dollar denominated debt issued by our U.K. subsidiary.
     Income taxes
     The Company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the quarters ended April 2, 2006 and April 3, 2005 differs from the 35% federal statutory rate primarily because of these valuation allowances. Tax expense for the periods relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded.

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
Assets Held for Sale

At April 2, 2006
•	MSX International Engineering GmbH, our remaining engineering operations in Germany

•	Satiz S.r.l., our Italian technical and commercial publishing business (sold April 21, 2006)
At January 1, 2006
•	MSX International Engineering GmbH, our remaining engineering operations in Germany

•	Satiz S.r.l., our Italian technical and commercial publishing business (sold April 21, 2006)

•	Creative Technology Services, LLC (sold January 19, 2006)
     The following summary results of operations information is derived from the businesses that are classified as held for sale at April 2, 2006 or were sold during the first fiscal quarter of 2006:

	Fiscal Quarter Ended
	April 2,	April 3,
	2006	2005
Net sales	$22,542	$44,848
Cost of sales	19,946	42,515

Gross profit	2,596	2,333
Selling, general and administrative expense	1,705	2,732
Restructuring and severance	11	6,633
Goodwill impairment charge	—	7,131

Operating income (loss)	880	(14,163)
Interest (income) expense, net	(3)	16
Net gain on sale of businesses	470	—

Income (loss) before taxes, net	1,353	(14,179)
Income tax expense (benefit)	78	(1,232)

Income (loss) from discontinued operations	$1,275	$(12,947)

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
     Operating Activities. Net cash used for operating activities was $11.3 million for the first quarter of fiscal 2006 compared to net cash used for operating activities of $7.6 million during for the first quarter of fiscal 2005. The reduction in cash from operating activities reflects $2.5 million of additional cash usage for pass through programs versus the first quarter of fiscal 2005. Funded vendor payments are reflected in operating cash flows while unfunded vendor payments are reflected as in financing cash flows as bank overdrafts. Net of pass-through cash flows, cash from operations decreased by $1.2 million versus the first quarter of fiscal 2005 due to changes in working capital. As of April 2, 2006, $2.9 million of cash balances were held on behalf of a vendor management solutions partner. Such amounts are subsequently paid to vendors or our partner company in accordance with normal terms.
     Investing Activities. Net cash provided by investing activities was $5.6 million for the first quarter of 2006 compared to net cash used for investing activities of $1.4 million for the first quarter of 2005. Capital expenditures and payments for contingent consideration were consistent with 2005 levels. Cash flows during the first quarter of 2006 include proceeds from the sale of discontinued operations totaling $7.0 million.
     Financing Activities. Net cash provided by financing activities was $8.0 million for the first quarter of 2006 compared to net cash provided by financing activities of $3.5 million for the first quarter of 2005. Financing activities during 2006 also include a decrease in the change in book overdrafts of $1.6 million compared to 2005 due to the timing of vendor payments.
     Liquidity and Available Financings
     Our total indebtedness as of April 2, 2006 consists of senior secured notes, mezzanine term notes, senior subordinated notes, our fourth lien term notes, borrowings under our credit facilities, and borrowings under various short-term arrangements. At April 2, 2006, cash and cash equivalents include $70 thousand of restricted cash subject to a blocked account control agreement with our banking institution. Restricted cash represents the net proceeds received from the sale of selected operations during fiscal 2005. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures. In addition to our total indebtedness, we also have contingent commitments related to letters of credit totaling about $4.3 million that are cash collateralized at April 2, 2006.
     Available borrowings under our credit facility as of April 2, 2006 is subject to accounts receivable collateral requirements. As of April 2, 2006 we have $7.8 million available for immediate borrowing, subject to minimum availability requirements and based on eligible accounts receivable as determined in accordance with our amended credit facility agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Availability under our credit agreement reflects changes implemented during the first quarter of 2006 as discussed below.
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
     We believe that our financing arrangements, provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations (“See Part II, Item I. Legal Proceedings”) through the term of our senior credit facility in January 2007, although there can be no assurance that will be the case. We expect to obtain a suitable extension or replacement to our amended and restated credit facility on or before its expiration. In addition, we intend to seek alternative financing to address our senior and subordinated debt obligations, which mature in late 2007 and early 2008. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our amended and restated credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.
Forward — Looking Statements
     Certain of the statements made in this Quarterly Report on Form 10-Q, which include but are not limited to those concerning projections of revenues, earnings, segment performance, cash flows, cost reduction efforts and other operational improvements, contain forward-looking statements that are based on management’s current expectations, estimates, projections and assumptions. Such statements may be identified by the use of forward looking terminology such as “believes,” “expects,” “estimates,” “will,” “should,” “plans,” “anticipates” and variations of these words and similar expressions or the negative thereof, or by discussions of strategy. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain significant risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in the forward-looking statements due to a variety of factors, many of which are beyond the control of management, including without limitation:
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
     For more information concerning these and other factors, see the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
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

ITEM 4. CONTROLS AND PROCEDURES
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
     A material weakness is a control deficiency or a combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Notwithstanding the material weaknesses described below, the Company’s management has determined that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
     Material Weaknesses in Internal Control over Financial Reporting:
     As we were preparing the Form 10-Q, management determined that the material weaknesses described below were present as of April 2, 2006:
•	The Company did not maintain an effective control environment over the financial reporting and general ledger processes due primarily to limitations in the capacity of the accounting and other departments. Limitations are believed to be caused by voluntary and involuntary staff turnover resulting from downsizing of operations and related support functions. These limitations, in addition to other factors resulted in weaknesses identified for (1) Authorization of Journal Entries — multiple individuals have the ability to initiate and record journal entries into the general ledger without prior review or approval. Reviews of such journal entries are not done on a regular basis. Formal policies and procedures for authorization and/or review of posted journal entries are not developed or implemented (2) Financial Reporting and Oversight — The financial statements of Satiz S.r.l. for 2003 and 2004 were not correct primarily as a result of unsubstantiated amounts recorded as unbilled accounts receivable. In addition, the financial statements of other subsidiaries for 2004 were not correct as a result of misstated pension and other liabilities. These errors caused the financial statements of the Company for 2003 and 2004 to be restated in our Annual Report on Form 10-K filed on April 17, 2006. These restatements are an indication that the controls over financial reporting are not adequate and (3) Segregation of Duties — The Company does not maintain adequate segregation of duties over certain general ledger activities or maintain adequate monitoring controls in such areas.

•	Employees within certain departments have access rights within the accounting system that are incompatible with their assigned roles. Appropriate controls are not in place to provide assurance over the information technology process such as review of security event logs and activity reports.
     Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting:
     The Company completed the sale of Satiz S.r.l. on April 21, 2006. In addition, in order to remediate these internal control deficiencies, the company is taking actions to (1) implement policies and procedures related to the review of journal entries posted by selected individuals, (2) assess areas with inadequate segregation of duties to determine what procedural changes or additional monitoring controls need to be implemented, and (3) perform a comprehensive review of user security and make required changes to ensure adequate functionality and internal control are present.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 6. EXHIBITS
     (a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

99.1	Press release announcing 1st quarter results

99.2	Deed of Transfer of the Entire Quota of Satiz S.r.l., an Italian Company with a Sole Quotaholder – English Translation

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 17, 2006

MSX INTERNATIONAL, INC. (Registrant)
By:	/s/ Frederick K. Minturn
Frederick K. Minturn
Executive Vice President and Chief Financial Officer

(Chief accounting officer
and authorized signatory)

EXHIBIT INDEX

Exhibits	Description
31.1	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

99.1	Press release announcing 1st quarter results

99.2	Deed of Transfer of the Entire Quota of Satiz S.r.l., an Italian Company with a Sole Quotaholder – English Translation