Form 10-Q
period 2006-07-02
MSX INTERNATIONAL INC
filed 2006-08-15
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2006
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
Yes ☐ No ☑
At August 15, 2006, 486,354 shares of Class A common stock of the Registrant were outstanding.

MSX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MSX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
as of July 2, 2006 and January 1, 2006

	July 2,	January 1,
	2006	2006
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents (including $3.9 million and $5.0 million of restricted cash, respectively) (Note 6)	$26,547	$27,737
Accounts receivable, net (Note 4)	93,629	96,684
Inventory	801	785
Prepaid expenses and other assets	3,819	3,708
Assets held for sale (Note 2)	3,317	36,229
Deferred income taxes, net	5,485	5,634

Total current assets	133,598	170,777

Property and equipment, net	3,294	3,757
Goodwill, net (Note 5)	25,773	26,504
Assets held for sale (Note 2)	1,683	5,588
Other assets	6,050	6,810
Deferred income taxes, net	—	1,000

Total assets	$170,398	$214,436

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes Payable and current portion of debt (Note 6)	$3,332	$—
Accounts payable and drafts	55,823	63,467
Accrued payroll and benefits	17,210	19,906
Liabilities held for sale (Note 2)	1,739	31,332
Other accrued liabilities	40,627	41,771

Total current liabilities	118,731	156,476

Long-term debt (Note 6)	254,600	251,688
Long-term deferred compensation liabilities and other	4,257	5,402
Liabilities held for sale (Note 2)	—	9,138
Deferred income taxes, net	142	—

Total liabilities	377,730	422,704

Commitments and contingencies (Note 7)	—	—
Redeemable Series A Preferred Stock (Note 8)	108,702	102,566

Shareholders’ deficit
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 486,354 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(5,382)	(2,602)
Retained deficit	(286,526)	(284,106)

Total shareholders’ deficit	(316,034)	(310,834)

Total liabilities and shareholders’ deficit	$170,398	$214,436

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal six months ended July 2, 2006 and July 3, 2005

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
	(in thousands)
Net sales	$87,160	$104,566	$175,780	$205,655
Cost of sales	71,636	88,020	144,498	172,614

Gross profit	15,524	16,546	31,282	33,041

Selling, general and administrative expenses	6,960	7,139	13,760	15,653
Restructuring and severance costs (Note 3)	232	324	415	450

Income from continuing operations before interest and income taxes	8,332	9,083	17,107	16,938

Interest expense, net	7,308	8,967	14,953	17,471

Income (loss) from continuing operations before income taxes	1,024	116	2,154	(533)

Income tax provision	1,846	323	3,497	1,563

Loss from continuing operations	(822)	(207)	(1,343)	(2,096)

Income (loss) from discontinued operations, net of taxes (Note 2)	3,785	(4,237)	5,060	(17,184)

Net income (loss)	2,963	(4,444)	3,717	(19,280)

Accretion for redemption of preferred stock	(3,068)	(2,732)	(6,137)	(5,464)

Net loss available to common shareholders	$(105)	$(7,176)	$(2,420)	$(24,744)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal six months ended July 2, 2006 and July 3, 2005

	Fiscal Six Months Ended
	July 2,	July 3,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,717	$(19,280)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Net (gain) loss on sale of businesses	(4,071)	3,998
Depreciation	1,428	3,516
Goodwill impairment charges	—	7,131
Amortization of debt issuance costs	2,611	2,287
Deferred income taxes	1,771	434
(Gain) loss on sale/disposal of property and equipment	44	(100)
(Increase) decrease in receivables, net	9,627	21,001
(Increase) decrease in inventory	(62)	1,680
(Increase) decrease in prepaid expenses and other assets	(171)	(924)
Increase (decrease) in current liabilities	(14,132)	(5,424)
Other, net	(997)	(1,694)

Net cash provided by (used for) operating activities	(235)	12,625

Cash flows from investing activities:
Capital expenditures	(1,130)	(1,586)
Payments for contingent consideration	(1,208)	(1,208)
Proceeds from sale of businesses, net of related expenses	5,610	5,041
Proceeds from sale/disposal of property and equipment	91	202

Net cash provided by investing activities	3,363	2,449

Cash flows from financing activities:
Debt issuance costs	(570)	(19)
Changes in revolving debt, net	1,946	(8,605)
Repayment of long term debt	(1,228)	—
Changes in book overdrafts, net	(4,220)	(6,166)

Net cash used for financing activities	(4,072)	(14,790)

Effect of foreign exchange rate changes on cash and cash equivalents	(519)	(1,567)

Cash and cash equivalents:
Decrease for the period	(1,463)	(1,283)
Balance, beginning of period (including $273 of cash held for sale at January 1, 2006)	28,010	34,377

Balance, end of period (including $941 of cash held for sale at July 3, 2005)	$26,547	$33,094

The accompanying notes are an integral part of the consolidated financial statements

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(dollars in thousands unless otherwise stated)
1. Organization and Basis of Presentation:
     The accompanying consolidated financial statements present the assets and liabilities and results of operations of MSX International, Inc. and its majority owned subsidiaries (“MSXI” or “the Company”). MSXI is a holding company owned by Citicorp and affiliates and certain members of management. We are principally engaged in providing technical business services to automobile manufacturers and suppliers and other industries primarily in North America and Europe. We utilize a 52-53 week fiscal year, which ends on the Sunday nearest December 31.
     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal six months ended July 2, 2006 and July 3, 2005 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006. Certain prior year amounts have been reclassified to conform to the presentation adopted during the current period. Operations classified as discontinued at July 2, 2006 have been excluded from the discussion of continuing operations for all periods presented and are discussed separately in Note 2.
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
At July 2, 2006
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

	At July 2,	At January 1,
	2006	2006
Assets:
Cash and cash equivalents	$—	$273
Accounts receivable, net	3,181	27,188
Inventory	—	6,657
Prepaid expenses	136	373
Deferred tax assets	—	1,738

Total current assets held for sale	3,317	36,229
Property and equipment, net	1,289	4,765
Goodwill, net	394	372
Other assets	—	313
Deferred tax assets	—	138

Total assets held for sale	5,000	41,817

Liabilities:
Note payable and current portion of long-term debt	—	1,084
Accounts payable and drafts	286	22,535
Accrued payroll and benefits	717	5,755
Other accrued liabilities	736	1,958

Total current liabilities held for sale	1,739	31,332
Long-term deferred compensation liabilities and other	—	7,532
Deferred tax liabilities	—	1,606

Total liabilities held for sale	1,739	40,470

Net assets held for sale	$3,261	$1,347

     The following summary results of operations information is derived from the businesses that are either classified as held for sale at July 2, 2006 or were sold prior to July 2, 2006:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net sales	$7,835	$44,722	$30,377	$89,569
Cost of sales	7,437	40,915	27,383	83,429

Gross profit	398	3,807	2,994	6,140
Selling, general and administrative expense	146	2,710	1,851	5,442
Restructuring and severance	—	22	11	6,655
Goodwill impairment charge	—	—	—	7,131

Operating income (loss)	252	1,075	1,132	(13,088)
Interest expense, net	52	52	49	69
Net gain (loss) on sale of businesses	3,601	(3,998)	4,071	(3,998)

Income (loss) before taxes, net	3,801	(2,975)	5,154	(17,155)
Income tax expense	16	1,262	94	29

Income (loss) from discontinued operations	$3,785	$(4,237)	$5,060	$(17,184)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
     On April 21, 2006, MSX International Netherlands BV, a wholly-owned indirect subsidiary of the Company, sold Satiz S.r.l., (“Satiz”) a wholly-owned indirect Italian subsidiary of the Company, to Localfin S.r.l., (“LocalFin”) an Italian company with offices in Via Sant ‘Ennodio 1/A, Pavia, Italy. LocalFin paid €1.5 million for Satiz, with the potential for additional payments based on (i) any refunds to Satiz by the Italian Government of certain taxes and (ii) 2007 revenues generated by Satiz. As part of the sale agreement, the Company will honor promissory notes previously issued and payable to Satiz, which totaled approximately $5.4 million at closing. Proceeds from the sale will be used to fund payments of a portion of the promissory notes payable to Satiz. The sale resulted in a net gain of about $3.8 million after fees and related expenses. The sale of Satiz eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     On March 3, 2006, MSXI concluded the sale of selected U.S. staffing businesses. The sale was completed for approximately $1.0 million plus royalties based on future performance of the business. Assets sold were comprised primarily of goodwill, net of an impairment charge recorded during the fourth quarter of fiscal 2005. Accounts receivable associated with the businesses were retained and liquidated by the Company. The sale resulted in no gain or loss after fees and related expenses.
     On January 19, 2006, MSXI concluded the sale of its indirect, wholly owned subsidiary, Creative Technology Services L.L.C. (“CTS”) for approximately $6.2 million in cash plus a note receivable for approximately $0.2 million. Net assets sold approximated $5.9 million at the time of sale. The transaction resulted in a net gain of about $0.5 million after related fees.
     On July 1, 2005, we completed the disposition of substantially all the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of about $7.9 million, before related expenses. The sale resulted in a net gain of $0.6 million after fees and related expenses. MSX International Limited continues to deliver technical business services and vendor management programs to customers.
     In June 2005 we completed the disposition of Cadform MSX Engineering GmbH (“Cadform”), an engineering subsidiary based in Germany. Prior to concluding the sale, MSX International Engineering GmbH (Cadform’s parent company) contributed €1 million of additional equity to Cadform and purchased certain real property from Cadform for €1.3 million. The sale was completed for nominal proceeds to MSXI resulting in a net loss of $4.6 million. The sale of Cadform eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     The net proceeds received from sales of businesses are subject to limitations in the Company’s senior credit facilities and bond indentures. In general, net proceeds from the sale of assets must be used to reduce outstanding indebtedness pursuant to the terms of our senior secured notes. Refer to Note 6 of the consolidated financial statements for additional information on restricted cash.
     The net gain (loss) resulting from the sales of business during the first six months of fiscal 2006 and 2005 was derived as follows:

	Fiscal Six Months Ended
	July 2,	July 3,
	2006	2005
Gross sale price:
Proceeds from sale	$9,147	$7,872
Note receivable from sale	250	—

Total consideration	9,397	7,872
Cumulative currency translation gain	2,643	—
Less:
Net assets sold	859	7,803
Assumption of debt	5,368	—
Reserves and expenses	1,742	4,067

Gain (loss) on sales, net	$4,071	$(3,998)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
     A summary of the assets and liabilities sold during the first six months of fiscal 2005 and 2006 are as follows:

	2006	2005
Assets:
Cash and cash equivalents	$459	$181
Accounts receivable, net	19,663	10,470
Inventory	6,702	—
Prepaid expenses	334	975
Deferred tax assets - current	2,383	—

Total current assets sold	29,541	11,626
Property and equipment, net	3,819	1,936
Goodwill, net	732	—
Other assets	975	—

Total assets sold	35,067	13,562

Liabilities:
Current portion of debt	2,775	—
Accounts payable and drafts	17,504	1,127
Accrued payroll and benefits	3,043	1,918
Other accrued liabilities	1,204	2,714

Total current liabilities sold	24,526	5,759
Deferred compensation and other liabilities	6,265	—
Deferred tax liability	3,417	—

Total liabilities sold	34,208	5,759

Net assets sold	$859	$7,803

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
3. Restructuring and Severance:
The following table shows the activity related to restructuring reserves for the fiscal six months ended July 2, 2006:

Termination
Benefits
Reserve at January 1, 2006	$5,423

Charges from continuing operations	415

Charges from discontinued operations	11

Payments and reserve utilization	(3,587)

Reserves sold during the period	(1,677)

Reserve at July 2, 2006	$585

4. Accounts Receivable, net:
     Accounts receivables are presented net of aggregate allowances for doubtful accounts of $0.3 million and $1.5 million at July 2, 2006 and January 1, 2006, respectively. Accounts receivable include both billed and unbilled trade receivables and any non-trade receivable owed to the Company. Amounts are billed periodically in accordance with contract terms. Unbilled receivables amounted to $28.3 million and $22.7 million at July 2, 2006 and January 1, 2006, respectively, excluding assets held for sale. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $36.4 million as of July 2, 2006 and $37.9 million as of January 1, 2006, portions of which are included in unbilled receivables. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivables are recorded. Accounts payable at July 2, 2006 include $2.2 million payable to a vendor management solution partner. The liability represents cash balances held on behalf of the partner in accordance with the associated vendor management program terms.
5. Goodwill, net:
The following summarizes the changes in our goodwill balances by segment, net of assets held for sale:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Total
Balance at January 1, 2006	$17,200	$9,304	$—	$26,504
Goodwill classified as held for sale during the fiscal period	—	(732)	—	(732)
Translation changes and other	1	—	—	1

Balance at July 2, 2006	$17,201	$8,572	$—	$25,773

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
6.	Debt:
     Debt is comprised of the following, excluding amounts held for sale:

			Outstanding at
	Interest	Maturity	July 2,	January 1,
	Rates	Date	2006	2006
Senior credit facility — JPMorgan Chase Bank, N.A.	n/a	January 15, 2007		$—
Senior credit facility — Wells Fargo Foothill, Inc.	n/a	June 30, 2009	$—	—
Senior secured notes, net of unamortized discount	11.00%	October 15, 2007	75,300	75,224
Mezzanine term notes, net of unamortized discount	11.50%	October 15, 2007	24,773	24,684
Fourth lien term notes	10.00%	January 15, 2008	22,895	21,780
Senior subordinated notes	11.375%	January 15, 2008	130,000	130,000
Notes payable to Satiz	6.00%	Various	4,964	—

			257,932	251,688
Less Current Portion			3,332	—

Total long-term debt			$254,600	$251,688

     Effective June 30, 2006, the Company entered into a credit agreement with Wells Fargo Foothill, Inc, as arranger and administrative agent. The credit agreement replaced our prior facility with JPMorgan Chase Bank, N.A., which was concurrently terminated. The credit agreement with Wells Fargo allows for borrowings up to $24 million, subject to accounts receivable collateral requirements, with an additional $5 million of availability reserved exclusively for the issuance of letters of credit. The $24 million borrowing commitment will be reduced to $20 million upon the earliest occurrence of (1) a permanent repayment of commitments or (2) 90-days after the effective date of the agreement. The term of the credit agreement is three years subject to refinancing of our senior and subordinated note obligations 60 days prior to their maturity.
     The credit agreement is secured by a first priority lien on substantially all of the current and future assets of MSXI and each domestic subsidiary. Borrowings by our United Kingdom subsidiary are also secured by substantially all of the assets of our United Kingdom subsidiaries. Advances under the new agreement bear interest at either a LIBOR rate or a Base Rate, as established by Wells Fargo Foothill, Inc., plus applicable margins. The credit agreement contains certain customary representations and warranties and ratifications that must be met on an ongoing basis.
     Our ability to borrow under the credit agreement is subject to a borrowing base determined by our accounts receivable, and net of certain reserves. Eligible accounts receivable and related reserve requirements are subject to the discretion of our lenders. In addition to usual and customary affirmative and negative covenants, the credit agreement also requires satisfaction of certain financial tests, including a minimum earnings requirement and capital expenditure limitations, which become applicable if availability pursuant to the borrowing base drops below an agreed level for a defined period of time.
     Effective with the sale of Satiz on April 21, 2006, the Company will honor €4.3 million of promissory notes previously issued and payable to Satiz. The notes are payable in quarterly installments of principal and interest through July 31, 2008. Proceeds from the sale of Satiz will be used to fund a portion of the promissory note obligations.
     Cash and cash equivalents include $3.9 million and $5.0 million of restricted cash as of July 2, 2006 and January 1, 2006, respectively. Restricted cash represents the net proceeds received from the sale of businesses. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures. In March 2006 the Company utilized $8.3 million of restricted funds from prior asset sales held in a blocked account to permanently reduce debt outstanding under our prior credit facility with JPMorgan Chase Bank, N.A.
7.	Commitments and Contingencies:
     We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations through the term of our senior and subordinated debt

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
obligations, which mature in October 2007 and January 2008, although there can be no assurance that will be the case. We intend to seek alternative financing to address our senior and subordinated debt obligations. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds.
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
     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. In October 2004, the state court granted MSXI’s motion to vacate the arbitration award and ordered that the matter be re-arbitrated before a new arbitrator. The opposing party filed an appeal with the Michigan Court of Appeals who ruled in their favor in May 2006. The Company is now appealing to the Michigan Supreme Court, which is expected to take at least 6-12 months before a decision is rendered. In addition, our subsidiaries and we are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial condition, results of operation or cash flows.
8.	Redeemable Series A Preferred Stock:
     As of July 2, 2006 and January 1, 2006 there were 359,448 shares of the Preferred Stock outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. The Preferred Stock is redeemable to the extent that funds are legally available, on or after December 31, 2008, at the option of the Company or the shareholder. As of July 2, 2006, dividends accrued totaled $72.8 million, however we have not declared or paid any dividends. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the Preferred Stock, is subject to restrictions contained in our debt agreements.
9.	Comprehensive Income (Loss):
     Our comprehensive income (loss) was:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net income (loss)	$2,963	$(4,444)	$3,717	$(19,280)
Other comprehensive loss — foreign currency translation adjustments	(2,459)	(1,409)	(2,780)	(2,960)

Comprehensive income (loss)	$504	$(5,853)	$937	$(22,240)

10. Income Taxes:
     The Company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the six months ended July 2, 2006 and July 3, 2005 differs from the 35% federal statutory rate primarily because of such valuation allowances, particularly related to U.S. operations. Valuation allowances in the U.S. and other operations resulted in additional tax expense of about $1.2 million and $2.2 million for the fiscal quarter and first six months

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
ended July 2, 2006, respectively. The remaining tax expense for the periods relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded.
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
     The following is a summary of selected data for each of our segments, excluding discontinued operations:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Other	Total
Quarter Ended July 2, 2006:

Net sales — external	$41,135	$25,845	$20,180	$—	$87,160
Net intercompany sales	31	—	—	(31)	—
EBITA	5,291	4,029	2,128	—	11,448

Quarter Ended July 3, 2005:

Net sales — external	44,117	37,272	23,177	—	104,566
Net intercompany sales	14	—	—	(14)	—
EBITA	6,280	4,066	2,212	—	12,558

Six Months Ended July 2, 2006:

Net sales — external	81,391	52,451	41,938	—	175,780
Net intercompany sales	20	—	—	(20)	—
EBITA	10,644	6,816	3,945	—	21,405

Six Months Ended July 3, 2005:

Net sales — external	87,287	73,742	44,626	—	205,655
Net intercompany sales	27	—	2	(29)	—
EBITA	11,883	7,413	4,044	—	23,340
     A reconciliation of total segment EBITA to consolidated income (loss) from continuing operations before income taxes is as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Total segment EBITA	$11,448	$12,558	$21,405	$23,340
Net costs not allocated to segments	(2,726)	(2,961)	(3,564)	(5,378)
Interest expense	(7,308)	(8,967)	(14,953)	(17,471)
Michigan single business tax and other similar taxes	(390)	(514)	(734)	(1,024)

Consolidated income (loss) from continuing operations before income taxes	$1,024	$116	$2,154	$(533)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
12.	Stock-Based Compensation:
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
     Effective January 2, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the prospective method of application, which requires recognition of expense for new share-based awards or existing awards that are modified, repurchased, or cancelled. Therefore, prior period financial statements have not been restated. SFAS No. 123(R) also requires that excess tax benefits (none for the Company due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.
     A summary of stock option activity during the six months ended July 2, 2006 is presented below:

			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	Stock	average exercise	contractual life	Intrinsic
	Options	price	in years	Value (000s)
Outstanding at January 1, 2006	39,650	$64.04	6.6	$—
Granted	—	—	—	—
Forfeited	(6,900)	60.72	—	—

Outstanding at July 2, 2006	32,750	64.73	5.9	—

Exercisable at July 2, 2006	22,475	63.09	5.5	$—

     With the adoption of SFAS No. 123(R), the Company is required to record the fair value of new, modified, repurchased or cancelled stock-based compensation grants as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.
     No options were granted or exercised during fiscal 2005 or 2006. The adoption of SFAS No. 123(R) had no effect on our reported financial position, results of operations or cash flows for the periods presented.

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
13.	Subsequent Event:
     Effective July 30, 2006, we completed the disposition of selected assets and liabilities associated with our remaining engineering business in Germany. The operations were sold to PD Entwicklung GmbH for a total purchase price of about $4.4 million, before related expenses. The purchase price is subject to both a net asset adjustment and a potential adjustment related to the resolution of certain contingencies. At closing, $0.3 million of the purchase price was placed in escrow pending resolution of these matters.
14.	Recent Accounting Pronouncements
     In June 2006, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this interpretation on our financial statements.
15.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.:
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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of July 2, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$19,105	$377	$7,065	$—	$26,547
Accounts receivable, net	—	53,966	39,663	—	93,629
Inventory	—	794	7	—	801
Prepaid expenses and other assets	—	1,726	2,093	—	3,819
Assets held for sale	—	—	3,317	—	3,317
Deferred income taxes, net	—	3,964	5,485	(3,964)	5,485

Total current assets	19,105	60,827	57,630	(3,964)	133,598

Property and equipment, net	—	1,496	1,798	—	3,294
Goodwill, net	—	25,742	31	—	25,773
Investments in subsidiaries	28,313	(5,998)	—	(22,315)	—
Assets held for sale	—	—	1,683	—	1,683
Other assets	3,040	2,718	292	—	6,050
Deferred income taxes, net	4,188	—	128	(4,316)	—

Total assets	$54,646	$84,785	$61,562	$(30,595)	$170,398

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$3,332	$—	$3,332
Accounts payable and drafts	—	38,497	17,326	—	55,823
Accrued liabilities	11,635	21,499	24,703	—	57,837
Liabilities held for sale	—	—	1,739	—	1,739
Deferred income taxes, net	3,964	—	—	(3,964)	—

Total current liabilities	15,599	59,996	47,100	(3,964)	118,731

Long-term debt	235,724	—	18,876	—	254,600
Intercompany accounts	10,655	(11,502)	847	—	—
Long-term deferred compensation and other liabilities	—	3,520	737	—	4,257
Deferred income taxes, net	—	4,458	—	(4,316)	142

Total liabilities	261,978	56,472	67,560	(8,280)	377,730

Redeemable Series A Preferred Stock	108,702	—	—	—	108,702
Shareholders’ equity (deficit)	(316,034)	28,313	(5,998)	(22,315)	(316,034)

Total liabilities and shareholders’ equity (deficit)	$54,646	$84,785	$61,562	$(30,595)	$170,398

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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended July 2, 2006 and July 3, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Quarter Ended July 2, 2006:
Net sales	$—	$50,102	$37,067	$(9)	$87,160
Cost of sales	—	41,793	29,852	(9)	71,636

Gross profit	—	8,309	7,215	—	15,524
Selling, general and administrative expenses	—	4,039	2,921	—	6,960
Restructuring and severance costs	—	216	16	—	232

Income from continuing operations before interest, income taxes, and equity in affiliates	—	4,054	4,278	—	8,332
Interest expense, net	7,566	(166)	(92)	—	7,308

Income (loss) from continuing operations before income taxes, and equity in affiliates	(7,566)	4,220	4,370	—	1,024
Income tax provision (benefit)	(900)	870	1,876	—	1,846
Equity in affiliates	5,844	2,494	—	(8,338)	—

Income (loss) from continuing operations	(822)	5,844	2,494	(8,338)	(822)

Income from discontinued operations, net	3,785	3,785	3,583	(7,368)	3,785

Net income	$2,963	$9,629	$6,077	$(15,706)	$2,963

Fiscal Quarter Ended July 3, 2005:
Net sales	$—	$70,281	$34,299	$(14)	$104,566
Cost of sales	—	60,339	27,695	(14)	88,020

Gross profit	—	9,942	6,604	—	16,546
Selling, general and administrative expenses	—	4,743	2,396	—	7,139
Restructuring and severance costs	—	252	72	—	324

Income from continuing operations before interest, income taxes, and equity in affiliates	—	4,947	4,136	—	9,083
Interest expense, net	6,663	840	1,464	—	8,967

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,663)	4,107	2,672	—	116
Income tax provision (benefit)	(1,535)	1,496	362	—	323
Equity in affiliates	4,921	2,310	—	(7,231)	—

Income (loss) from continuing operations	(207)	4,921	2,310	(7,231)	(207)

Loss from discontinued operations, net	(4,237)	(4,237)	(4,434)	8,671	(4,237)

Net income (loss)	$(4,444)	$684	$(2,124)	$1,440	$(4,444)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15.	Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal six months ended July 2, 2006 and July 3, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Six Months Ended July 2, 2006:
Net sales	$—	$103,894	$71,906	$(20)	$175,780
Cost of sales	—	86,592	57,926	(20)	144,498

Gross profit	—	17,302	13,980	—	31,282
Selling, general and administrative expenses	—	8,208	5,552	—	13,760
Restructuring and severance costs	—	295	120	—	415

Income from continuing operations before interest, income taxes, and equity in affiliates	—	8,799	8,308	—	17,107
Interest expense (income), net	14,969	(213)	197	—	14,953

Income (loss) from continuing operations before income taxes, and equity in affiliates	(14,969)	9,012	8,111	—	2,154
Income tax provision (benefit)	(2,085)	2,061	3,521	—	3,497
Equity in affiliates	11,541	4,590	—	(16,131)	—

Income (loss) from continuing operations	(1,343)	11,541	4,590	(16,131)	(1,343)

Income from discontinued operations, net	5,060	5,060	4,130	(9,190)	5,060

Net income	$3,717	$16,601	$8,720	$(25,321)	$3,717

Fiscal Six Months Ended July 3, 2005:
Net sales	$—	$139,140	$66,557	$(42)	$205,655
Cost of sales	—	119,093	53,563	(42)	172,614

Gross profit	—	20,047	12,994	—	33,041
Selling, general and administrative expenses	—	10,982	4,671	—	15,653
Restructuring and severance costs	—	353	97	—	450

Income from continuing operations before interest, income taxes, and equity in affiliates	—	8,712	8,226	—	16,938
Interest expense, net	12,916	2,131	2,424	—	17,471

Income (loss) from continuing operations before income taxes, and equity in affiliates	(12,916)	6,581	5,802	—	(533)
Income tax provision (benefit)	(2,343)	2,286	1,620	—	1,563
Equity in affiliates	8,477	4,182	—	(12,659)	—

Income (loss) from continuing operations	(2,096)	8,477	4,182	(12,659)	(2,096)

Loss from discontinued operations, net	(17,184)	(17,184)	(17,156)	34,340	(17,184)

Net loss	$(19,280)	$(8,707)	$(12,974)	$21,681	$(19,280)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal six months ended July 2, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,717	$16,601	$8,720	$(25,321)	$3,717
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(16,601)	(8,720)	—	25,321	—
Gain on sale of businesses	—	(453)	(3,618)	—	(4,071)
Depreciation	—	879	549	—	1,428
Amortization of debt issuance costs and non-cash interest	2,341	—	270	—	2,611
Deferred taxes	(701)	839	1,633	—	1,771
(Gain) loss on sale/disposal of property and equipment	—	42	2	—	44
(Increase) decrease in receivables, net	—	1,658	7,969	—	9,627
(Increase) decrease in inventory	—	(16)	(46)	—	(62)
(Increase) decrease in prepaid expenses and other assets	—	369	(540)	—	(171)
Increase (decrease) in current liabilities	138	(5,070)	(9,200)	—	(14,132)
Other, net	—	149	(1,146)	—	(997)

Net cash provided by (used for) operating activities	(11,106)	6,278	4,593	—	(235)

Cash flows from investing activities:
Capital expenditures	—	(330)	(800)	—	(1,130)
Payments for contingent consideration and minority interests	—	(1,208)	—	—	(1,208)
Proceeds from sale of businesses, net of expenses paid	—	6,845	(1,235)	—	5,610
Proceeds from sale/disposal of property and equipment	—	46	45	—	91
Other, net	—	—	—	—	—

Net cash provided by (used for) investing activities	—	5,353	(1,990)	—	3,363

Cash flows from financing activities:
Transactions with subsidiaries	18,786	(7,728)	(11,058)	—	—
Debt issuance costs	(570)	—	—	—	(570)
Changes in revolving debt, net	—	—	1,946	—	1,946
Repayment of longterm debt	—	—	(1,228)	—	(1,228)
Change in book overdrafts, net	—	(3,958)	(262)	—	(4,220)

Net cash provided by (used for) financing activities	18,216	(11,686)	(10,602)	—	(4,072)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(519)	—	(519)

Cash and cash equivalents:
Increase (decrease) for the period	7,110	(55)	(8,518)	—	(1,463)
Balance, beginning of period (including $273 of cash held for sale)	11,995	432	15,583	—	28,010

Balance, end of period	$19,105	$377	$7,065	$—	$26,547

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal six months ended July 3, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$(19,280)	$(8,707)	$(12,974)	$21,681	$(19,280)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	8,707	12,974	—	(21,681)	—
Loss on sale of businesses	—	—	3,998	—	3,998
Depreciation	—	1,613	1,903	—	3,516
Goodwill impairment charges	—	—	7,131	—	7,131
Amortization of debt issuance costs	2,073	—	214	—	2,287
Deferred taxes	(1,691)	1,691	434	—	434
(Gain) Loss on sale/disposal of property and equipment	—	(44)	(56)	—	(100)
(Increase) decrease in receivables, net	—	(8,444)	29,445	—	21,001
(Increase) decrease in inventory	—	1,452	228	—	1,680
(Increase) decrease in prepaid expenses and other assets	—	65	(989)	—	(924)
Increase (decrease) in current liabilities	753	6,452	(12,629)	—	(5,424)
Other, net	—	(151)	(1,543)	—	(1,694)

Net cash provided by (used for) operating activities	(9,438)	6,901	15,162	—	12,625

Cash flows from investing activities:
Capital expenditures	—	(752)	(834)	—	(1,586)
Payments for contingent consideration	—	(1,208)	—	—	(1,208)
Proceeds from sale of businesses, net of expenses paid	—	—	5,041	—	5,041
Proceeds from sale/disposal of property and equipment	—	54	148	—	202

Net cash provided by (used for) investing activities	—	(1,906)	4,355	—	2,449

Cash flows from financing activities:
Transactions with subsidiaries	13,629	(9,925)	(3,704)	—	—
Debt issuance costs	(19)	—	—	—	(19)
Changes in revolving debt, net	—	—	(8,605)	—	(8,605)
Change in book overdrafts	—	(6,166)	—	—	(6,166)

Net cash provided by (used for) financing activities	13,610	(16,091)	(12,309)	—	(14,790)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,567)	—	(1,567)

Cash and cash equivalents:
Increase (decrease) for the period	4,172	(11,096)	5,641	—	(1,283)
Balance, beginning of period	5,650	11,570	17,157	—	34,377

Balance, end of period (including $941 of cash held for sale)	$9,822	$474	$22,798	$—	$33,094

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited:
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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of July 2, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$19,105	$1,249	$377	$5,816	$—	$26,547
Accounts receivable, net	—	8,644	53,966	31,019	—	93,629
Inventory	—	—	794	7	—	801
Prepaid expenses and other assets	—	645	1,726	1,448	—	3,819
Assets held for sale	—	—	—	3,317	—	3,317
Deferred income taxes, net	—	—	3,964	5,768	(4,247)	5,485

Total current assets	19,105	10,538	60,827	47,375	(4,247)	133,598

Property and equipment, net	—	250	1,496	1,548	—	3,294
Goodwill, net	—	31	25,742	—	—	25,773
Investments in subsidiaries	28,313	—	(5,998)	16,348	(38,663)	—
Assets held for sale	—	—	—	1,683	—	1,683
Other assets	3,040	223	2,718	69	—	6,050
Deferred income taxes, net	4,188	1,533	—	—	(5,721)	—

Total assets	$54,646	$12,575	$84,785	$67,023	$(48,631)	$170,398

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$3,332	$—	$3,332
Accounts payable and drafts	—	6,512	38,497	10,814	—	55,823
Accrued liabilities	11,635	4,319	21,499	20,384	—	57,837
Liabilities held for sale	—	—	—	1,739	—	1,739
Deferred income taxes, net	3,964	283	—	—	(4,247)	—

Total current liabilities	15,599	11,114	59,996	36,269	(4,247)	118,731

Long-term debt	235,724	17,244	—	1,632	—	254,600
Intercompany accounts	10,655	(32,081)	(11,502)	32,928	—	—
Long-term deferred compensation and other liabilities	—	(50)	3,520	787	—	4,257
Liabilities held for sale	—	—	—	—	—	—
Deferred income taxes, net	—	—	4,458	1,405	(5,721)	142

Total liabilities	261,978	(3,773)	56,472	73,021	(9,968)	377,730

Redeemable Series A Preferred Stock	108,702	—	—	—	—	108,702
Shareholders’ equity (deficit)	(316,034)	16,348	28,313	(5,998)	(38,663)	(316,034)

Total liabilities and shareholders’ equity (deficit)	$54,646	$12,575	$84,785	$67,023	$(48,631)	$170,398

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued
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

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended July 2, 2006 and July 3, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Quarter Ended July 2, 2006:
Net sales	$—	$6,652	$50,102	$30,415	$(9)	$87,160
Cost of sales	—	4,902	41,793	24,950	(9)	71,636

Gross profit	—	1,750	8,309	5,465	—	15,524
Selling, general and administrative expenses	—	358	4,039	2,563	—	6,960
Restructuring and severance costs	—	—	216	16	—	232

Income from continuing operations before interest, income taxes, and equity in affiliates	—	1,392	4,054	2,886	—	8,332
Interest expense (income), net	7,566	(417)	(166)	325	—	7,308

Income (loss) from continuing operations before income taxes, and equity in affiliates	(7,566)	1,809	4,220	2,561	—	1,024
Income tax provision (benefit)	(900)	1,170	870	706	—	1,846
Equity in affiliates	5,844	—	2,494	640	(8,978)	—

Income (loss) from continuing operations	(822)	639	5,844	2,495	(8,978)	(822)

Income (loss) from discontinued operations, net	3,785	(192)	3,785	3,582	(7,175)	3,785

Net income	$2,963	$447	$9,629	$6,077	$(16,153)	$2,963

Fiscal Quarter Ended July 3, 2005:
Net sales	$—	$6,655	$70,281	$27,644	$(14)	$104,566
Cost of sales	—	4,453	60,339	23,242	(14)	88,020

Gross profit	—	2,202	9,942	4,402	—	16,546
Selling, general and administrative expenses	—	726	4,743	1,670	—	7,139
Restructuring and severance costs	—	—	252	72	—	324

Income from continuing operations before interest, income taxes, and equity in affiliates	—	1,476	4,947	2,660	—	9,083
Interest expense, net	6,663	1,238	840	226	—	8,967

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,663)	238	4,107	2,434	—	116
Income tax provision (benefit)	(1,535)	—	1,496	362	—	323
Equity in affiliates	4,921	—	2,310	244	(7,475)	—

Income (loss) from continuing operations	(207)	238	4,921	2,313	(7,475)	(207)

Income (loss) from discontinued operations	(4,237)	846	(4,237)	(4,437)	7,828	(4,237)

Net income (loss)	$(4,444)	$1,084	$684	$(2,124)	$353	$(4,444)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued

	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Six Months Ended July 2, 2006:
Net sales	$—	$12,751	$103,894	$59,155	$(20)	$175,780
Cost of sales	—	9,067	86,592	48,859	(20)	144,498

Gross profit	—	3,684	17,302	10,296	—	31,282
Selling, general and administrative expenses	—	1,143	8,208	4,409	—	13,760
Restructuring and severance costs	—	—	295	120	—	415

Income from continuing operations before interest, income taxes, and equity in affiliates	—	2,541	8,799	5,767	—	17,107
Interest expense (income), net	14,969	(362)	(213)	559	—	14,953

Income (loss) from continuing operations before income taxes, and equity in affiliates	(14,969)	2,903	9,012	5,208	—	2,154
Income tax provision (benefit)	(2,085)	1,171	2,061	2,350	—	3,497
Equity in affiliates	11,541	—	4,590	1,732	(17,863)	—

Income (loss) from continuing operations	(1,343)	1,732	11,541	4,590	(17,863)	(1,343)

Income (loss) from discontinued operations, net	5,060	(193)	5,060	4,130	(8,997)	5,060

Net income	$3,717	$1,539	$16,601	$8,720	$(26,860)	$3,717

Fiscal Six Months Ended July 3, 2005:
Net sales	$—	$12,640	$139,140	$53,917	$(42)	$205,655
Cost of sales	—	8,990	119,093	44,573	(42)	172,614

Gross profit	—	3,650	20,047	9,344	—	33,041
Selling, general and administrative expenses	—	1,271	10,982	3,400	—	15,653
Restructuring and severance costs	—	—	353	97	—	450

Income from continuing operations before interest, income taxes, and equity in affiliates	—	2,379	8,712	5,847	—	16,938
Interest expense, net	12,916	1,976	2,131	448	—	17,471

Income (loss) from continuing operations before income taxes, and equity in affiliates	(12,916)	403	6,581	5,399	—	(533)
Income tax provision (benefit)	(2,343)	—	2,286	1,620	—	1,563
Equity in affiliates	8,477	—	4,182	403	(13,062)	—

Income (loss) from continuing operations	(2,096)	403	8,477	4,182	(13,062)	(2,096)

Income (loss) from discontinued operations	(17,184)	1,043	(17,184)	(17,156)	33,297	(17,184)

Net income (loss)	$(19,280)	$1,446	$(8,707)	$(12,974)	$20,235	$(19,280)

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended July 2, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,717	$1,539	$16,601	$8,720	$(26,860)	$3,717
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(16,601)	—	(8,720)	(1,539)	26,860	—
Loss (gain) on sale of businesses	—	193	(453)	(3,811)	—	(4,071)
Depreciation	—	106	879	443	—	1,428
Amortization of debt issuance costs	2,341	270	—	—	—	2,611
Deferred taxes	(701)	1,054	839	579	—	1,771
Loss on sale/disposal of property and equipment	—	—	42	2	—	44
(Increase) decrease in receivable, net	—	1,974	1,658	5,995	—	9,627
(Increase) decrease in inventory	—	—	(16)	(46)	—	(62)
(Increase) decrease in prepaid expenses and other assets	—	(68)	369	(472)	—	(171)
Increase (decrease) in current liabilities	138	(2,186)	(5,070)	(7,014)	—	(14,132)
Other, net	—	5	149	(1,151)	—	(997)

Net cash provided by (used for) operating activities	(11,106)	2,887	6,278	1,706	—	(235)

Cash flows from investing activities:
Capital expenditures	—	(58)	(330)	(742)	—	(1,130)
Payments for contingent consideration and minority interests	—	—	(1,208)	—	—	(1,208)
Proceeds from sale of businesses, net of expenses paid	—	(193)	6,845	(1,042)	—	5,610
Proceeds from sale/disposal of property and equipment	—	10	46	35	—	91

Net cash provided by (used for) investing activities	—	(241)	5,353	(1,749)	—	3,363

Cash flows from financing activities:
Transactions with subsidiaries	18,786	(9,211)	(7,728)	(1,847)	—	—
Debt issuance costs	(570)	—	—	—	—	(570)
Changes in revolving and term debt	—	—	—	1,946	—	1,946
Repayment of long term debt	—	—	—	(1,228)	—	(1,228)
Changes in bank overdrafts, net	—	—	(3,958)	(262)	—	(4,220)

Net cash provided by (used for) financing activities	18,216	(9,211)	(11,686)	(1,391)	—	(4,072)

Effect of foreign exchange rate changes on cash and cash equivalents	—	834	—	(1,353)	—	(519)

Cash and cash equivalents:
Increase (decrease) for the period	7,110	(5,731)	(55)	(2,787)	—	(1,463)
Balance, beginning of period (including $273 of cash held for sale)	11,995	6,980	432	8,603	—	28,010

Balance, end of period	$19,105	$1,249	$377	$5,816	$—	$26,547

MSX International, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
(dollars in thousands unless otherwise stated)
16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal six months ended July 3, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$(19,280)	$1,448	$(8,707)	$(12,974)	$20,233	$(19,280)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	8,707	—	12,974	(1,448)	(20,233)	—
Loss (gain) on sale of businesses	—	(607)	—	4,605	—	3,998
Depreciation	—	519	1,613	1,384	—	3,516
Goodwill impairment charges	—	—	—	7,131	—	7,131
Amortization of debt issuance costs	2,073	214	—	—	—	2,287
Deferred taxes	(1,691)	—	1,691	434	—	434
Gain on sale/disposal of property and equipment	—	(1)	(44)	(55)	—	(100)
(Increase) decrease in receivable, net	—	2,209	(8,444)	27,236	—	21,001
(Increase) decrease in inventory	—	—	1,452	228	—	1,680
(Increase) decrease in prepaid expenses and other assets	—	(355)	65	(634)	—	(924)
Increase (decrease) in current liabilities	753	(903)	6,452	(11,726)	—	(5,424)
Other, net	—	7	(151)	(1,550)	—	(1,694)

Net cash provided by (used for) operating activities	(9,438)	2,531	6,901	12,631	—	12,625

Cash flows from investing activities:
Capital expenditures	—	(165)	(752)	(669)	—	(1,586)
Payments for contingent consideration	—	—	(1,208)	—	—	(1,208)
Proceeds from sale of business, net of expenses paid		5,041	—	—	—	5,041
Proceeds from sale/disposal of property and equipment	—	13	54	135		202

Net cash provided by (used for) investing activities	—	4,889	(1,906)	(534)	—	2,449

Cash flows from financing activities:
Transactions with subsidiaries	13,629	1,897	(9,925)	(5,601)	—	—
Debt issuance costs	(19)	—	—	—	—	(19)
Changes in revolving debt, net	—	(583)	—	(8,022)	—	(8,605)
Changes in book overdrafts, net	—	—	(6,166)	—	—	(6,166)

Net cash provided by (used for) financing activities	13,610	1,314	(16,091)	(13,623)	—	(14,790)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1,564)	—	(3)	—	(1,567)

Cash and cash equivalents:
Increase (decrease) for the period	4,172	7,170	(11,096)	(1,529)	—	(1,283)
Balance, beginning of period	5,650	18	11,570	17,139	—	34,377

Balance, end of period (including $941 of cash held for sale)	$9,822	$7,188	$474	$15,610	$—	$33,094

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
     We are continually evaluating the rate of return on our portfolio of service offerings based on changing market conditions. During the fourth quarter of fiscal 2004, we determined we would seek to divest substantially all of our engineering and staffing businesses in Europe. The sale of portions of these businesses was completed during the second quarter of 2005. The remaining European engineering operations were sold subsequent to the second quarter of 2006. During the first quarter of 2005, we determined we would seek to divest our technical and commercial publishing business primarily in Italy. The sale of this business was completed during the second quarter of 2006. In January 2006, we completed the sale of a contract-manufacturing subsidiary in the U.S. During the first quarter of fiscal 2006, the Company approved, and subsequently completed, the sale of selected U.S. staffing operations. Management will continue to explore and evaluate additional development alternatives to focus the Company on business units with high growth and return prospects, particularly in the areas of warranty and retail improvement consulting. Operations classified as discontinued at July 2, 2006 have been excluded from the discussion of continuing operations and are discussed separately under the heading “Discontinued Operations”.
     Net Sales
     For the second quarter of fiscal 2006, consolidated net sales from continuing operations decreased $17.4 million, or 16.6%, compared to fiscal 2005. For the first six months of fiscal 2006, consolidated net sales from continuing operations decreased $29.9 million, or 14.5%, compared to fiscal 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Our sales by segment, net of intercompany sales, were as follows:

	July 2,	July 3,	Inc / (Dec) vs. 2005
	2006	2005	$	%
		(dollars in thousands)
Fiscal Quarter Ended:
Business Outsourcing Services	$41,135	$44,117	$(2,982)	(6.8%)
Human Capital Services	25,845	37,272	(11,427)	(30.7%)
Engineering Services	20,180	23,177	(2,997)	(12.9%)

Total net sales	$87,160	$104,566	$(17,406)	(16.6%)

	July 2,	July 3,	Inc / (Dec) vs. 2005
	2006	2005	$	%
		(dollars in thousands)
Fiscal six months ended:
Business Outsourcing Services	$81,391	$87,287	$(5,896)	(6.8%)
Human Capital Services	52,451	73,742	(21,291)	(28.9%)
Engineering Services	41,938	44,626	(2,688)	(6.0%)

Total net sales	$175,780	$205,655	$(29,875)	(14.5%)

     The reduction in sales of business outsourcing services reflects the loss of selected programs from 2005 and unfavorable exchange rates on non-U.S. sales through June 2006. These negative trends were partially offset by growth in warranty and retail programs in Europe. Programs lost primarily impacted our traditional U.S. operations, reducing overall sales by approximately $3.0 million and $5.7 million for the second quarter and six months ended July 2, 2006, respectively. Unfavorable exchange rates in our European operations resulted in a $1.8 million reduction in overall business outsourcing service sales for the first six months of 2006. The impact of exchange rates on second quarter results was not significant when compared to 2005. Net of these variances, business outsourcing service revenue was stable during the second quarter and improved modestly for the first six months of fiscal 2006 compared to 2005. Reduced volumes in selected U.S. operations continue to partially or fully offset sales growth of about 9% being generated by our European operations.
     The decline in human capital services reflects reduced volumes in our U.S. automotive contract staffing services. Sales declined by approximately $5.5 million during the second quarter and $10.9 million during the first six months of fiscal 2006 due to the exit of substantially all staffing programs with Delphi Corporation. Delphi programs were transitioned to other suppliers subsequent to the bankrupcty in October 2005. The remaining decrease in sales of human capital services reflects further reductions in automotive staffing volumes, primarily related to programs with General Motors and Ford Motor Company.
     Sales of engineering services reflect decreased volumes in selected outsourced OEM engineering programs and specialty shop programs due to reduced OEM spending on specialty vehicle and accessory development. Reductions in U.S. based programs were offset by increased sales at our Brazilian contract engineering operations due to increased headcounts on Ford related programs. Brazilian sales volume improved $0.8 million during the second quarter and $4.1 million during the first six months of 2006 compared to 2005.
     Operating Profit
     Our consolidated gross profit, selling, general and administrative expenses and operating income for the periods presented were:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	July 2,	July 3,	Inc (Dec) vs. 2005
	2006	2005	$	%
		(dollars in thousands)
Fiscal Quarter Ended:
Gross profit	$15,524	$16,546	$(1,022)	(6.2%)
% of net sales	17.8%	15.8%	n/a	n/a
Selling, general and administrative expenses	$6,960	$7,139	$(179)	(2.5%)
% of net sales	8.0%	6.8%	n/a	n/a
Operating income	$8,332	$9,083	$(751)	(8.3%)
% of net sales	9.6%	8.7%	n/a	n/a

	July 2,	July 3,	Inc (Dec) vs. 2005
	2006	2005	$	%
		(dollars in thousands)
Fiscal six months ended:
Gross profit	$31,282	$33,041	$(1,759)	(5.3%)
% of net sales	17.8%	16.1%	n/a	n/a
Selling, general and administrative expenses	$13,760	$15,653	$(1,893)	(12.1%)
% of net sales	7.8%	7.6%	n/a	n/a
Operating income	$17,107	$16,938	$169	1.0%
% of net sales	9.7%	8.2%	n/a	n/a
     Overall gross profit declined quarter over quarter due to reduced volumes across our business segments. Such volume reductions resulted in a decrease in gross profit of approximately $6.0 million and $9.8 million versus the second quarter and first six months of 2005, respectively. We continue to manage our costs to current and projected levels of business. As a result, the impact of reduced volumes was largely offset by improved profits on 2006 programs due to reductions in operating costs and displacement of lower margin operations and related programs. As a result of changes in our business mix and profit improvement initiatives, gross profit as a percent of sales improved for both the quarter and six-month periods.
     Selling, general and administrative costs decreased for both the first six months and second quarter of 2006 but increased as a percent of sales versus 2005. Fiscal 2006 second quarter costs included certain items that are not expected to be recurring in nature. Therefore, overall costs are expected to decrease further as a percent of sales going forward. The overall decrease in costs is due to reduction initiatives, net of increased investment in selected sales and business development initiatives during fiscal 2006. The Company continually evaluates such costs relative to projected levels of business and will implement additional reductions as necessary. Operating results also include restructuring costs totaling $0.2 million and $0.3 million for the second quarter of fiscal 2006 and 2005, respectively, related to employment related actions taken to reduce operating and support related costs. Such restructuring costs totaled $0.4 million for both the first six months of fiscal 2006 and fiscal 2005.
     Interest expense, net
     Interest expense, net decreased from $9.0 million during the second quarter of 2005 to $7.3 million during the second quarter of 2006, a $1.7 million decrease. For the first six months of fiscal 2006, interest expense decreased $2.5 million from fiscal 2005. The decrease in interest expense for both the second quarter and first months of fiscal 2006 compared to 2005 primarily resulted from the impact of foreign exchange rates on the recorded value of U.S. dollar denominated debt issued by our U.K. subsidiary. Net of foreign exchange driven reductions, interest expense improved slightly year over year due to reduced short term borrowing requirements under our bank credit lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Income taxes
     The Company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the six months ended July 2, 2006 and July 3, 2005 differs from the 35% federal statutory rate primarily because of such valuation allowances, particularly related to U.S. operations. Valuation allowances in the U.S. and other operations resulted in additional tax expense of about $1.2 million and $2.2 million for the fiscal quarter and first six months ended July 2, 2006, respectively. The remaining tax expense for the periods relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded.
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

At July 2, 2006

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The following summary results of operations information is derived from the businesses that are classified as held for sale at July 2, 2006 or were sold prior to July 2, 2006:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
		(in thousands)
Net sales	$7,835	$44,722	$30,377	$89,569
Cost of sales	7,437	40,915	27,383	83,429

Gross profit	398	3,807	2,994	6,140
Selling, general and administrative expense	146	2,710	1,851	5,442
Restructuring and severance	—	22	11	6,655
Goodwill impairment charge	—	—	—	7,131

Operating income (loss)	252	1,075	1,132	(13,088)
Interest expense, net	52	52	49	69
Net gain on sale of businesses	3,601	(3,998)	4,071	(3,998)

Income (loss) before taxes, net	3,801	(2,975)	5,154	(17,155)
Income tax expense	16	1,262	94	29

Income (loss) from discontinued operations	$3,785	$(4,237)	$5,060	$(17,184)

     On April 21, 2006, MSX International Netherlands BV, a wholly-owned indirect subsidiary of the Company, sold Satiz S.r.l., (“Satiz”) a wholly-owned indirect Italian subsidiary of the Company, to Localfin S.r.l., (“LocalFin”) an Italian company with offices in Via Sant ‘Ennodio 1/A, Pavia, Italy. LocalFin paid €1.5 million for Satiz, with the potential for additional payments based on (i) any refunds to Satiz by the Italian Government of certain taxes and (ii) 2007 revenues generated by Satiz. As part of the sale agreement, the Company will honor promissory notes previously issued and payable to Satiz, which totaled approximately $5.4 million at closing. Proceeds from the sale will be used to fund payments of a portion of the promissory notes payable to Satiz. The sale resulted in a net gain of about $3.8 million after fees and related expenses. The sale of Satiz eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     On March 3, 2006, MSXI concluded the sale of selected U.S. staffing businesses. The sale was completed for approximately $1.0 million plus royalties based on future performance of the business. Assets sold were comprised primarily of goodwill, net of an impairment charge recorded during the fourth quarter of fiscal 2005. Accounts receivable associated with the businesses were retained and liquidated by the Company. The sale resulted in no gain or loss after fees and related expenses.
     On January 19, 2006, MSXI concluded the sale of its indirect, wholly owned subsidiary, Creative Technology Services L.L.C. (“CTS”) for approximately $6.2 million in cash plus a note receivable for approximately $0.2 million. Net assets sold approximated $5.9 million at the time of sale. The transaction resulted in a net gain of about $0.5 million after related fees.
     On July 1, 2005, we completed the disposition of substantially all the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of about $7.9 million, before related expenses. The sale resulted in a net gain of $0.6 million after fees and related expenses. MSX International Limited continues to deliver technical business services and vendor management programs to customers.
     In June 2005 we completed the disposition of Cadform MSX Engineering GmbH (“Cadform”), an engineering subsidiary based in Germany. Prior to concluding the sale, MSX International Engineering GmbH (Cadform’s parent company) contributed €1 million of additional equity to Cadform and purchased certain real property from Cadform for €1.3 million. The sale was completed for nominal proceeds to MSXI resulting in a net loss of $4.6 million. The sale of Cadform eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.

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
     Operating Activities. Net cash used for operating activities was $0.2 million for the first six months of fiscal 2006 compared to net cash provided by operating activities of $12.6 million for the first six months of fiscal 2005. Cash from operations is impacted by the timing of pass-through payments related to our vendor management programs. Such pass-through payments resulted in a $1.9 million use of operating cash during fiscal 2006 compared to a $4.5 million source of operating cash during fiscal 2005. Funded vendor payments are reflected in operating cash flows while unfunded vendor payments are reflected in financing cash flows as bank overdrafts. Net of pass-through cash flows, cash from operations decreased by $6.4 million versus the first six months of fiscal 2005. Fiscal 2005 cash flows included $1.8 million related to the liquidation of inventory at a subsidiary that was sold effective December 31, 2005. In addition, improvements in collection of receivables generated more cash during the first six months of 2005 as compared to fiscal 2006. As of July 2, 2006, $2.2 million of cash balances were held on behalf of a vendor management solutions partner. Such amounts will be paid to vendors or our partner company in accordance with normal terms.
     Investing Activities. Net cash provided by investing activities was $3.4 million for the first six months of 2006 compared to net cash provided by investing activities of $2.4 million for the first six months of 2005. Capital expenditures decreased due primarily to divestitures completed since June 2005 and payments for contingent consideration were consistent with 2005 levels. Cash flows from investing activities include proceeds from the sale of businesses totaling $5.6 million and $5.1 million during 2006 and 2005, respectively. For further discussion regarding sales of businesses, refer to the analysis of discontinued operations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Financing Activities. Net cash used for financing activities was $4.1 million for the first six months of 2006 compared to $14.8 million for the first six months of 2005. Debt issuance costs during fiscal 2006 reflect payments to complete our new credit facility with Wells Fargo Foothill, Inc., as described further below. Repayments of debt represent funding of promissory note obligations to Satiz S.r.l. required due to the sale of Satiz S.r.l. in April 2006. Cash used to fund bank overdraft improved $2.0 million versus 2005 primarily reflecting the timing of vendor management program payments.
     Liquidity and Available Financings
     Our total indebtedness as of July 2, 2006 consists of senior secured notes, mezzanine term notes, senior subordinated notes, our fourth lien term notes, and borrowings under various short-term arrangements. In addition, effective June 30, 2006 we entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent. The credit agreement replaced our prior facility with JPMorgan Chase Bank, N.A., which was concurrently terminated. The credit agreement with Wells Fargo allows for borrowings up to $24 million, subject to accounts receivable collateral requirements, with and additional $5 million of availability reserved exclusively for the issuance of letters of credit. The $24 million borrowing commitment will be reduced to $20 million upon the earliest occurrence of (1) a permanent repayment of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
commitments or (2) 90-days after the effective date of the agreement. The term of the credit agreement is three years subject to refinancing of our senior and subordinated note obligations 60 days prior to their maturity.
     As of July 2, 2006, we had $4.4 million in letters of credit outstanding against the facility. Available borrowing under our credit facility as of July 2, 2006 is subject to accounts receivable collateral requirements. As of July 2, 2006 we have $15.9 million available for immediate borrowing, subject to minimum availability requirements and based on eligible accounts receivable as determined in accordance with the agreement.
     Cash and cash equivalents as of July 2, 2006 includes $3.9 million of restricted cash. Restricted cash represents the remaining proceeds received from the sale of selected operations during fiscal 2005 and 2006. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures. In March 2006 the Company utilized $8.3 million of restricted funds from prior asset sales held in a blocked account to permanently reduce debt outstanding under our prior credit facility with JPMorgan Chase Bank N.A.
     We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations (“See Part II, Item I. Legal Proceedings”) through the term of our senior and subordinated debt obligations, which mature in October 2007 and January 2008. We intend to seek alternative financing to address our senior and subordinated debt obligations. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our senior credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.
Recent Accounting Pronouncements
     In June 2006, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this interpretation on our financial statements.
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
     For more information concerning these and other factors, see the discussion under the heading “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
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
     Material Weaknesses in Internal Control over Financial Reporting:
     Management determined that the material weaknesses described below were present as of July 2, 2006:
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
     Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting:
     The Company completed the sale of Satiz S.r.l. on April 21, 2006. In addition, in order to remediate these internal control deficiencies, the Company intends to (1) implement policies and procedures related to the review of journal entries posted by selected individuals, (2) assess areas with inadequate segregation of duties to determine what procedural changes or additional monitoring controls need to be implemented, and (3) perform a comprehensive review of user security and make required changes to ensure adequate functionality and internal control are present. Remediation actions are ongoing as of July 2, 2006.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. On October 4, 2004, the state court granted MSXI’s motion to vacate the arbitration award and subsequently ordered that the matter be re-arbitrated in its entirety before a new arbitrator. The opposing party filed an appeal in the Michigan Court of Appeals who ruled in their favor in May 2006. The Company is now appealing to the Michigan Supreme Court, which is expected to take at least 6-12 months before a decision is rendered. In addition, our subsidiaries and we are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial condition, results of operation or cash flows.
ITEM 1A. RISK FACTORS
     The following risk factors include material changes to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006. For more information concerning these and other factors, see the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
Our ability to meet our long-term liquidity needs and obtain additional financing is uncertain.
     Effective June 30, 2006, the Company entered into a credit agreement with Wells Fargo Foothill, Inc. to replace our prior facility with JPMorgan Chase Bank, N.A., which was set to expire on January 15, 2007. The term of the Wells Fargo credit agreement is three years subject to refinancing of our senior and subordinated note obligations at least 60 days prior to their maturities in October 2007 and January 2008. Although we believe that our financing arrangements provide us with sufficient flexibility to fund our operations, debt services requirements and contingent earn-out obligations (See “Part II, Item 1, Legal Proceedings”) through the refinancing of our senior and subordinated note obligations, there can be no assurance that will be the case. At this time, we have no commitments for additional funding beyond the maturity of our senior and subordinated note obligations, so our ability to meet our long-term liquidity needs is uncertain. Furthermore, additional financing may not be available when needed, or, if available, financing may not be on terms favorable to us. If financing is not available when required or is not available on acceptable terms, we may be required to significantly curtail our business operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 6. EXHIBITS
     (a) Exhibits:
31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

99.1	Press release announcing 2nd quarter results

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 15, 2006

MSX INTERNATIONAL, INC. (Registrant)

By:	/s/ Frederick K. Minturn Frederick K. Minturn
Executive Vice President and Chief Financial Officer

(Chief accounting officer
and authorized signatory)

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

99.1	Press release announcing 2nd quarter results