Form 10-Q
period 2006-10-01
MSX INTERNATIONAL INC
filed 2006-11-14
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☑
At November 14, 2006, 486,354 shares of Class A common stock of the Registrant were outstanding.

MSX INTERNATIONAL, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MSX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
as of October 1, 2006 and January 1, 2006

	October 1,	January 1,
	2006	2006
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,312	$22,740
Restricted cash and cash equivalents (Note 6)	3,523	4,997
Accounts receivable, net (Note 4)	87,529	96,684
Inventory	704	785
Prepaid expenses and other assets	4,021	3,708
Assets held for sale (Note 2)	—	36,229
Deferred income taxes, net	4,538	5,634

Total current assets	134,627	170,777

Property and equipment, net	3,100	3,757
Goodwill, net (Note 5)	25,775	26,504
Assets held for sale (Note 2)	1,036	5,588
Other assets	5,678	6,810
Deferred income taxes, net	154	1,000

Total assets	$170,370	$214,436

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes Payable and current portion of debt (Note 6)	$1,932	$—
Accounts payable and drafts	59,129	63,467
Accrued payroll and benefits	17,879	19,906
Liabilities held for sale (Note 2)	—	31,332
Other accrued liabilities	37,961	41,771

Total current liabilities	116,901	156,476

Long-term debt (Note 6)	254,876	251,688
Long-term deferred compensation liabilities and other	3,907	5,402
Liabilities held for sale (Note 2)	—	9,138

Total liabilities	375,684	422,704

Commitments and contingencies (Note 7)	—	—
Redeemable Series A Preferred Stock (Note 8)	111,956	102,566

Shareholders’ deficit
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 486,354 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(5,986)	(2,602)
Retained deficit	(287,158)	(284,106)

Total shareholders’ deficit	(317,270)	(310,834)

Total liabilities and shareholders’ deficit	$170,370	$214,436

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
for the fiscal quarters and fiscal nine months ended October 1, 2006 and October 2, 2005

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(in thousands)
Net sales	$90,094	$100,299	$268,769	$308,404
Cost of sales	74,851	85,774	221,547	260,567

Gross profit	15,243	14,525	47,222	47,837

Selling, general and administrative expenses	6,017	6,498	19,860	22,150

Restructuring and severance costs (Note 3)	(291)	663	124	1,113

Income from continuing operations before interest and income taxes	9,517	7,364	27,238	24,574

Interest expense, net	7,062	8,269	22,122	25,799

Income (loss) from continuing operations before income taxes	2,455	(905)	5,116	(1,225)

Income tax provision (benefit)	1,545	(1,233)	5,051	507

Income (loss) from continuing operations	910	328	65	(1,732)

Income (loss) from discontinued operations, net of taxes (Note 2)	1,711	2,184	6,272	(15,036)

Net income (loss)	2,621	2,512	6,337	(16,768)

Accretion for redemption of preferred stock	(3,252)	(2,895)	(9,389)	(8,359)

Net loss available to common shareholders	$(631)	$(383)	$(3,052)	$(25,127)

The accompanying notes are an integral part of the consolidated financial statements

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
for the fiscal nine months ended October 1, 2006 and October 2, 2005

	Fiscal Nine Months Ended
	October 1,	October 2,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,337	$(16,768)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Net (gain) loss on sale of businesses	(4,362)	4,031
Depreciation	2,002	3,859
Goodwill impairment charges	—	7,131
Amortization of debt issuance costs	3,843	3,452
Deferred income taxes	2,422	(1,621)
(Gain) loss on sale/disposal of property and equipment	114	(101)
(Increase) decrease in receivables, net	13,052	33,664
(Increase) decrease in inventory	36	2,083
(Increase) decrease in prepaid expenses and other assets	(314)	(2,023)
Increase (decrease) in current liabilities	(22,151)	(41,567)
Other, net	(732)	(1,782)

Net cash provided by (used for) operating activities	247	(9,642)

Cash flows from investing activities:
Capital expenditures	(1,596)	(2,095)
Payments for contingent consideration	(1,813)	(1,813)
Proceeds from sale of businesses, net of related expenses	10,765	5,088
Increase in restricted cash and cash equivalents	(10,833)	(4,997)
Release of restricted cash and cash equivalents	12,307	—
Proceeds from sale/disposal of property and equipment	96	303

Net cash provided by investing activities	8,926	(3,514)

Cash flows from financing activities:
Debt issuance costs	(781)	(25)
Changes in revolving debt, net	2,044	(8,003)
Repayment of long term debt	(3,120)	—
Changes in book overdrafts, net	5,238	6,564

Net cash provided by (used for) financing activities	3,381	(1,464)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,255)	(145)

Cash and cash equivalents:
Increase (Decrease) for the period	11,299	(14,765)
Balance, beginning of period (including $273 of cash held for sale at January 1, 2006)	23,013	34,377

Balance, end of period (including $710 of cash held for sale at October 2, 2005)	$34,312	$19,612

The accompanying notes are an integral part of the consolidated financial statements

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
     All intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring items, which are necessary for a fair presentation. The operating results for the fiscal quarters and fiscal nine months ended October 1, 2006 and October 2, 2005 are not necessarily indicative of the results of operations for the entire year. Reference should be made to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
     Operations classified as discontinued at October 1, 2006 have been excluded from the discussion of continuing operations for all periods presented and are discussed separately in Note 2. Effective July 30, 2006, the Company completed the disposition of selected assets and liabilities of MSX International Engineering GmbH, a wholly-owned German subsidiary. Upon completion of the sale, the Company retained selected operations, assets, and liabilities of MSX International Engineering GmbH, which were previously classified as held for sale as of January 1, 2006. Certain property held by MSX International Engineering GmbH will remain held for sale while the remaining assets and liabilities have been reclassified as held for use as of October 1, 2006. Long term assets were reclassified at the carrying amount before the assets were held for sale, adjusted for depreciation expense that would have been recognized had the asset been continuously held and used. The results of operations for the businesses held for use are included in income from continuing operations for all periods presented. As a result, certain prior year amounts have been reclassified to conform to the presentation adopted during the current period.
2. Discontinued Operations
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the on-going operations of MSXI. Management has determined these businesses are no longer core to the Company’s strategy due to changing competitive requirements, customer demands, and a required focus on business with higher growth and return prospects. For all businesses reflected as discontinued a process for selling such operations has been initiated or completed.
     Net assets held for sale are classified as such in the period that management determines it is probable that a sale of significant identifiable business will be completed within one year. The following are the operations classified as held for sale as of the periods presented:

Assets Held for Sale

At October 1, 2006

• Certain property held by MSX International Engineering GmbH

At January 1, 2006

• MSX International Engineering GmbH, our remaining engineering operations in Germany (selected assets sold July 30, 2006)

• Satiz S.r.l., our Italian technical and commercial publishing business (sold April 21, 2006)

• Creative Technology Services, LLC (sold January 19, 2006)

     The following summary balance sheet information is derived from the businesses that are classified as held for sale, which management believes is representative of the net assets of the businesses held for disposal.

	At October 1,	At January 1,
	2006	2006
Assets:
Cash and cash equivalents	$—	$273
Accounts receivable, net	—	27,188
Inventory	—	6,657

Prepaid expenses	—	373
Deferred tax assets	—	1,738

Total current assets held for sale	—	36,229
Property and equipment, net	1,036	4,765
Goodwill, net	—	372
Other assets	—	313
Deferred tax assets	—	138

Total assets held for sale	1,036	41,817

Liabilities:
Note payable and current portion of long-term debt	—	1,084
Accounts payable and drafts	—	22,535
Accrued payroll and benefits	—	5,755
Other accrued liabilities	—	1,958

Total current liabilities held for sale	—	31,332
Long-term deferred compensation liabilities and other	—	7,532
Deferred tax liabilities	—	1,606

Total liabilities held for sale	—	40,470

Net assets held for sale	$1,036	$1,347

     The following summary results of operations information is derived from the businesses that are either classified as held for sale at October 1, 2006 or were sold prior to October 1, 2006:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net sales	$3,075	$25,637	$30,557	$112,757
Cost of sales	1,629	22,526	26,815	103,777

Gross profit	1,446	3,111	3,742	8,980
Selling, general and administrative expense	81	1,847	1,849	7,288
Restructuring and severance costs	—	—	11	6,655
Goodwill impairment charge	—	—	—	7,131

Operating income (loss)	1,365	1,264	1,882	(12,094)
Interest income, net	—	72	57	61
Net gain (loss) on sale of businesses	291	(32)	4,362	(4,031)

Income (loss) before taxes, net	1,656	1,304	6,301	(16,064)
Income tax expense (benefit)	(55)	(880)	29	(1,028)

Income (loss) from discontinued operations	$1,711	$2,184	$6,272	$(15,036)

     Effective July 30, 2006, we completed the disposition of selected assets and liabilities associated with our remaining engineering business in Germany. The operations were sold to PD Entwicklung GmbH for a purchase price of $4.4 million at closing, before related expenses. The purchase price is subject to a net asset adjustment. Based on the preliminary closing balance sheet, an additional $0.9 million is expected from the net asset adjustment, subject to agreement by both parties. The purchase price is also subject to potential adjustment related to the resolution of certain contingencies. At closing, $0.3 million of the purchase price was placed in escrow pending resolution of these matters. The sale resulted in a net gain of $0.4 million after related fees and expenses, subject to the final net asset adjustment and resolution of contingencies. As of October 1, 2006, the Company held $1.4 million in cash from the collection of accounts receivable on behalf of the buyer. This amount will be settled with the buyer in conjunction with the final net asset adjustment.
     On April 21, 2006, MSX International Netherlands BV, a wholly-owned indirect subsidiary of the Company, sold Satiz S.r.l., (“Satiz”) a wholly-owned indirect Italian subsidiary of the Company, to Localfin S.r.l., (“LocalFin”) an Italian company with offices in Via Sant ‘Ennodio 1/A, Pavia, Italy. LocalFin paid €1.5 million for Satiz, with the potential for additional payments based on (i) any refunds to Satiz by the Italian Government of certain taxes and (ii) 2007 revenues generated by Satiz. As part of the sale agreement, the Company agreed to honor promissory notes previously issued and payable to Satiz, which totaled approximately $5.4 million at closing. Proceeds from the sale were used to fund payments of a portion of the promissory notes payable to Satiz. The sale resulted in a net gain of about $3.6 million after fees and related expenses. The sale of Satiz eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     On March 3, 2006, MSXI concluded the sale of selected U.S. staffing businesses. The sale was completed for approximately $1.0 million plus royalties based on future performance of the business. Assets sold were comprised primarily of goodwill, net of an impairment charge recorded during the fourth quarter of fiscal 2005. Accounts receivable associated with the businesses were retained and have been substantially liquidated by the Company. The sale resulted in no gain or loss after fees and related expenses.
     On January 19, 2006, MSXI concluded the sale of its indirect, wholly owned subsidiary, Creative Technology Services L.L.C. (“CTS”) for approximately $6.2 million in cash plus a note receivable for approximately $0.2 million. Net assets sold approximated $5.9 million at the time of sale. The transaction resulted in a net gain of about $0.4 million after related fees.
     On October 1, 2005, we completed the disposition of substantially all the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of about $7.9 million, before related expenses. The sale resulted in a net gain of $0.6 million after fees and related expenses. MSX International Limited continues to deliver technical business services and vendor management programs to customers.
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
     The net proceeds received from sales of businesses are subject to limitations in the Company’s senior and subordinated bond indentures. In general, net proceeds from the sale of assets must be used to reduce outstanding indebtedness pursuant to the terms of our senior secured notes. Refer to Note 6 of the consolidated financial statements for additional information on restricted cash.

     The net gain (loss) resulting from the sales of business during the first nine months of fiscal 2006 and 2005 was derived as follows:

	Fiscal Nine Months Ended
	October 1,	October 2,
	2006	2005
Gross sale price:
Proceeds from sale	$13,588	$7,398
Note receivable from sale	250	—

Total consideration	13,838	7,398
Cumulative currency translation gain	2,643	—
Less:
Net assets sold	3,772	7,856
Assumption of debt	5,369	—
Reserves and expenses	2,978	3,573

Gain (loss) on sales, net	$4,362	$(4,031)

     A summary of the assets and liabilities sold during the first nine months of fiscal 2006 and 2005 are as follows:

	2006	2005
Assets:
Cash and cash equivalents	$459	$181
Accounts receivable, net	23,638	10,470
Inventory	6,702	—
Prepaid expenses	411	975
Deferred tax assets — current	2,383	—

Total current assets sold	33,593	11,626
Property and equipment, net	4,171	1,936
Goodwill, net	1,131	—
Other assets	975	—

Total assets sold	39,870	13,562

Liabilities:
Current portion of debt	2,775	—
Accounts payable and drafts	18,001	1,074
Accrued payroll and benefits	3,657	1,918
Other accrued liabilities	1,983	2,714

Total current liabilities sold	26,416	5,706
Deferred compensation and other liabilities	6,265	—
Deferred tax liability	3,417	—

Total liabilities sold	36,098	5,706

Net assets sold	$3,772	$7,856

3. Restructuring and Severance:
     The following table shows the activity related to restructuring reserves for the fiscal nine months ended October 1, 2006:

Termination
Benefits
Reserve at January 1, 2006	$5,423

Charges from continuing operations, net	124

Charges from discontinued operations	11

Payments and reserve utilization	(3,746)

Reserves sold during the period	(1,677)

Reserve at October 1, 2006	$135

     During the quarter ending October 1, 2006, certain labor contingencies associated with restructuring actions were resolved for less than their original estimates. As a result, a $0.4 million benefit was recorded during the fiscal quarter ending October 1, 2006. The benefit partially offsets $0.5 million of employee termination charges during the first nine months of 2006.
4. Accounts Receivable, net:
     Accounts receivables are presented net of aggregate allowances for doubtful accounts of $0.2 million and $0.6 million at October 1, 2006 and January 1, 2006, respectively, excluding assets held for sale. Accounts receivable include both billed and unbilled trade receivables and any non-trade receivable owed to the Company. Amounts are billed periodically in accordance with contract terms. Unbilled receivables amounted to $20.2 million and $22.7 million at October 1, 2006 and January 1, 2006, respectively, excluding assets held for sale. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by our vendors, which are passed on to our customers. These amounts totaled $30.7 million as of October 1, 2006 and $37.9 million as of January 1, 2006, portions of which are included in unbilled receivables. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the receivables are recorded. Accounts payable at October 1, 2006 include $2.9 million payable to a vendor management solution partner. The liability represents cash balances held on behalf of the partner in accordance with the associated vendor management program terms.
5. Goodwill, net:
     The following summarizes the changes in our goodwill balances by segment, net of assets held for sale:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Total
Balance at January 1, 2006	$17,200	$9,304	$—	$26,504
Goodwill classified as held for sale during the fiscal period	—	(732)	—	(732)
Translation changes and other	3	—	—	3

Balance at October 1, 2006	$17,203	$8,572	$—	$25,775

6. Debt:
     Debt is comprised of the following, excluding amounts held for sale:

			Outstanding at
	Interest	Maturity	October 1,	January 1,
	Rates	Date	2006	2006
Senior credit facility — JPMorgan Chase Bank, N.A.	n/a	June 30, 2006		$—
Senior credit facility — Wells Fargo Foothill, Inc.	n/a	June 30, 2009	$—	—
Senior secured notes, net of unamortized discount	11.00%	October 15, 2007	75,339	75,224
Mezzanine term notes, net of unamortized discount	11.50%	October 15, 2007	24,823	24,684
Fourth lien term notes	10.00%	January 15, 2008	23,473	21,780
Senior subordinated notes	11.375%	January 15, 2008	130,000	130,000
Notes payable to Satiz	6.00%	Various	3,173	—

			256,808	251,688
Less Current Portion			1,932	—

Total long-term debt			$254,876	$251,688

     Effective June 30, 2006, the Company entered into a credit agreement with Wells Fargo Foothill, Inc, as arranger and administrative agent. The credit agreement replaced our prior facility with JPMorgan Chase Bank, N.A., which was concurrently terminated. The credit agreement with Wells Fargo allows for borrowings up to $20 million, subject to accounts receivable collateral requirements, with an additional $5 million of availability reserved exclusively for the issuance of letters of credit. The term of the credit agreement is three years subject to refinancing of our senior and subordinated note obligations at least 60 days prior to their maturity.
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
     Our ability to borrow under the credit agreement is subject to a borrowing base determined by our accounts receivable, and net of certain reserves. Eligible accounts receivable and related reserve requirements are subject to the discretion of Wells Fargo Foothill, Inc. In addition to usual and customary affirmative and negative covenants, the credit agreement also requires satisfaction of certain financial tests, including a minimum earnings requirement and capital expenditure limitations, which become applicable if availability pursuant to the borrowing base drops below an agreed level for a defined period of time.
     Effective with the sale of Satiz on April 21, 2006, the Company agreed to honor €4.3 million of promissory notes previously issued and payable to Satiz. Proceeds received from the sale of Satiz during 2006 were used to fund a portion of the promissory note obligations. The balance of the notes are payable in quarterly installments of principal and interest through October 31, 2008, except amounts prepaid from sale proceeds.
     Cash and cash equivalents include $3.5 million and $5.0 million of restricted cash as of October 1, 2006 and January 1, 2006, respectively. Restricted cash represents the net proceeds received from the sale of businesses. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures. In March 2006, the Company utilized $8.3 million of restricted funds from prior asset sales held in a blocked account to permanently reduce debt outstanding under our prior credit facility with JPMorgan Chase Bank, N.A. In August 2006, the Company utilized $4.0 million of restricted funds to permanently reduce debt outstanding under our current credit facility with Wells Fargo Foothill, Inc.

7. Commitments and Contingencies:
     We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations through the term of our senior and subordinated debt obligations, which mature in October 2007 and January 2008, although there can be no assurance that will be the case. We intend to seek alternative financing to address our senior and subordinated debt obligations. Our ability to access additional capital in the long term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds.
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
     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. On October 4, 2004, the state court granted MSXI’s motion to vacate the arbitration award and subsequently ordered that the matter be re-arbitrated in its entirety before a new arbitrator. The opposing party filed an appeal in the Michigan Court of Appeals who ruled in their favor in May 2006. The Company appealed the ruling to the Michigan Supreme Court. In the fourth quarter of 2006, the Michigan Supreme Court denied the appeal. The Company expects to pay the award within 12 months. In addition, our subsidiaries and we are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial condition, results of operation or cash flows.
8. Redeemable Series A Preferred Stock:
     As of October 1, 2006 and January 1, 2006 there were 359,448 shares of the Preferred Stock outstanding with a stated value of $100 per share or about $36 million in total. We are authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01. The Preferred Stock is redeemable to the extent that funds are legally available, on or after December 31, 2008, at the option of the Company or the shareholder. As of October 1, 2006, dividends accrued totaled $76.0 million, however we have not declared or paid any dividends. We may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. Our ability to pay cash dividends, and to acquire or redeem the Preferred Stock, is subject to restrictions contained in our debt agreements.
9. Comprehensive Income (Loss):
     Our comprehensive income (loss) was:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net income (loss)	$2,621	$2,512	$6,337	$(16,768)
Other comprehensive income (loss) - foreign currency translation adjustments	(605)	1,408	(3,384)	(1,552)

Comprehensive income (loss)	$2,016	$3,920	$2,953	$(18,320)

10. Income Taxes:
      The Company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the periods presented differs from the 35% federal statutory rate primarily due to such valuation allowances, particularly related to U.S. operations. Valuation allowances in the U.S. and other operations resulted in unrecognized tax benefits of about $1.8 million and $4.0 million for the fiscal quarter and first nine months ended October 1, 2006, respectively. The remaining tax expense for the periods relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded. Income tax expense for the third quarter and first nine months of fiscal 2005 included a benefit of approximately $2.8 million related to the reversal of certain valuation allowances primarily in our U.K. operations, which fully or partially offset the impact of unrecognized tax benefits during 2005. Income tax expense for the third quarter and first nine months of fiscal 2006 include a benefit related to the reversal of certain valuation allowances in Germany. Valuation allowances are adjusted when facts and circumstances indicate a change in the likelihood of deferred tax asset utilization. Benefits recognized in the U.K. and Germany resulted from changes in the composition of the respective operations due to completed sale transactions. Based on such changes, management determined that it was more likely than not that certain net deferred tax assets will be realized in the future.
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
     The following is a summary of selected data for each of our segments, excluding discontinued operations:

	Business	Human
	Outsourcing	Capital	Engineering
	Services	Services	Services	Other	Total
Quarter Ended October 1, 2006:
Net sales — external	$42,270	$27,177	$20,647	$—	$90,094
Net intercompany sales	16	—	—	(16)	—
EBITA	6,854	3,480	794	—	11,128

Quarter Ended October 2, 2005:
Net sales — external	$42,770	$34,912	$22,617	$—	100,299
Net intercompany sales	—	2	11	(13)	—
EBITA	5,712	3,754	1,421	—	10,887

Nine Months Ended October 1, 2006:
Net sales — external	126,184	79,628	62,957	—	268,769
Net intercompany sales	36	—	—	(36)	—
EBITA	17,498	10,296	4,611	—	32,405

Nine Months Ended October 2, 2005:
Net sales — external	132,493	108,655	67,256	—	308,404
Net intercompany sales	40	2	15	(57)	—
EBITA	17,595	11,167	5,737	—	34,499

     A reconciliation of total segment EBITA to consolidated income (loss) from continuing operations before income taxes is as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Total segment EBITA	$11,128	$10,887	$32,405	$34,499
Net costs not allocated to segments	(1,259)	(3,306)	(4,081)	(8,684)
Interest expense, net	(7,062)	(8,269)	(22,122)	(25,799)
Michigan single business tax and other similar taxes	(352)	(217)	(1,086)	(1,241)

Consolidated income (loss) from continuing operations before income taxes	$2,455	$(905)	$5,116	$(1,225)

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
     A summary of stock option activity during the nine months ended October 1, 2006 is presented below:

			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	Stock	average exercise	contractual life	Intrinsic
	Options	price	in years	Value (000s)
Outstanding at January 1, 2006	39,650	$64.04	6.6	$—
Granted	—	—	—	—
Forfeited	(7,150)	61.40	—	—

Outstanding at October 1, 2006	32,500	64.62	5.9	—

Exercisable at October 1, 2006	22,225	62.90	5.4	—

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
13. Subsequent Event:
     On October 23, 2006, the Company entered into an agreement to terminate the lease of a facility in Auburn Hills, MI, with a remaining lease term through 2011. The lease termination will result in a one-time payment to the lessor of $1.5 million, which represents approximately one year of lease payments. The Company’s decision to terminate the lease is consistent with continuing efforts to reduce on-going operating costs through consolidation of facilities. Operations at the location will either be moved to existing Company facilities or shut down by December 31, 2006. The closure is expected to result in additional restructuring costs during the fourth quarter due to the closure and relocation of operations.
14. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this interpretation on our financial statements.

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

15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of October 1, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$24,257	$697	$9,358	$—	$34,312
Restricted cash and cash equivalents	3,523	—	—	—	3,523
Accounts receivable, net	—	45,321	42,208	—	87,529
Inventory	—	697	7	—	704
Prepaid expenses and other assets	—	1,906	2,115	—	4,021
Deferred income taxes, net	—	4,031	4,538	(4,031)	4,538

Total current assets	27,780	52,652	58,226	(4,031)	134,627

Property and equipment, net	—	1,236	1,864	—	3,100
Goodwill, net	—	25,743	32	—	25,775
Investments in subsidiaries	36,698	(7,552)	—	(29,146)	—
Assets held for sale	—	—	1,036	—	1,036
Other assets	2,741	2,699	238	—	5,678
Deferred income taxes, net	4,732	—	425	(5,003)	154

Total assets	$71,951	$74,778	$61,821	$(38,180)	$170,370

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$1,932	$—	$1,932
Accounts payable and drafts	—	41,494	17,635	—	59,129
Accrued liabilities	5,162	20,605	30,073	—	55,840
Deferred income taxes, net	4,031	—	—	(4,031)	—

Total current liabilities	9,193	62,099	49,640	(4,031)	116,901

Long-term debt	236,299	—	18,577	—	254,876
Intercompany accounts	31,773	(31,939)	166	—	—
Long-term deferred compensation and other liabilities	—	2,917	990	—	3,907
Deferred income taxes, net	—	5,003	—	(5,003)	—

Total liabilities	277,265	38,080	69,373	(9,034)	375,684

Redeemable Series A Preferred Stock	111,956	—	—	—	111,956
Shareholders’ equity (deficit)	(317,270)	36,698	(7,552)	(29,146)	(317,270)

Total liabilities and shareholders’ equity (deficit)	$71,951	$74,778	$61,821	$(38,180)	$170,370

15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 1, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$6,998	$432	$15,310	$—	$22,740
Restricted cash and cash equivalents	4,997	—	—	—	4,997
Accounts receivable, net	—	55,279	41,405	—	96,684
Inventory	—	778	7	—	785
Prepaid expenses and other assets	—	2,095	1,613	—	3,708
Assets held for sale	—	7,327	28,902	—	36,229
Deferred income taxes, net	—	3,718	5,766	(3,850)	5,634

Total current assets	11,995	69,629	93,003	(3,850)	170,777

Property and equipment, net	—	2,154	1,603	—	3,757
Goodwill, net	—	26,475	29	—	26,504
Investment in subsidiaries	14,493	(6,006)	—	(8,487)	—
Assets held for sale	—	497	5,091	—	5,588
Other assets	3,698	2,760	352	—	6,810
Deferred income taxes, net	3,373	—	1,138	(3,511)	1,000

Total assets	$33,559	$95,509	$101,216	$(15,848)	$214,436

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable and drafts	—	42,049	21,418	—	63,467
Accrued liabilities	11,499	26,655	23,523	—	61,677
Liabilities held for sale	—	1,653	29,679	—	31,332
Deferred income taxes, net	3,850	—	—	(3,850)	—

Total current liabilities	15,349	70,357	74,620	(3,850)	156,476

Long-term debt	234,610	—	17,078	—	251,688
Intercompany accounts	(8,132)	2,160	5,972	—	—
Long-term deferred compensation and other liabilities	—	4,916	486	—	5,402
Liabilities held for sale	—	72	9,066	—	9,138
Deferred income taxes, net	—	3,511	—	(3,511)	—

Total liabilities	241,827	81,016	107,222	(7,361)	422,704

Redeemable Series A Preferred Stock	102,566	—	—	—	102,566
Shareholders’ equity (deficit)	(310,834)	14,493	(6,006)	(8,487)	(310,834)

Total liabilities and shareholders’ equity (deficit)	$33,559	$95,509	$101,216	$(15,848)	$214,436

15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended October 1, 2006 and October 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Quarter Ended October 1, 2006:
Net sales	$—	$50,099	$40,004	$(9)	$90,094
Cost of sales	—	42,881	31,979	(9)	74,851

Gross profit	—	7,218	8,025	—	15,243
Selling, general and administrative expenses	—	3,755	2,262	—	6,017
Restructuring and severance costs	—	(395)	104	—	(291)

Income from continuing operations before interest, income taxes, and equity in affiliates	—	3,858	5,659	—	9,517
Interest expense, net	7,648	(466)	(120)	—	7,062

Income (loss) from continuing operations before income taxes, and equity in affiliates	(7,648)	4,324	5,779	—	2,455
Income tax provision (benefit)	(1,280)	1,348	1,477	—	1,545
Equity in affiliates	(7,278)	(4,302)	—	11,580	—

Income from continuing operations	910	7,278	4,302	(11,580)	910

Income from discontinued operations, net	1,711	1,711	1,014	(2,725)	1,711

Net income	$2,621	$8,989	$5,316	$(14,305)	$2,621

Fiscal Quarter Ended October 2, 2005:
Net sales	$—	$65,116	$35,197	$(14)	$100,299
Cost of sales	—	57,358	28,430	(14)	85,774

Gross profit	—	7,758	6,767	—	14,525
Selling, general and administrative expenses	—	4,301	2,197	—	6,498
Restructuring and severance costs	—	663	—	—	663

Income from continuing operations before interest, income taxes, and equity in affiliates	—	2,794	4,570	—	7,364
Interest expense, net	6,947	568	754	—	8,269

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,947)	2,226	3,816	—	(905)
Income tax provision (benefit)	(1,399)	1,379	(1,213)	—	(1,233)
Equity in affiliates	(5,876)	(5,029)	—	10,905	—

Income from continuing operations	328	5,876	5,029	(10,905)	328

Income from discontinued operations, net	2,184	2,184	1,818	(4,002)	2,184

Net income	$2,512	$8,060	$6,847	$(14,907)	$2,512

15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine months ended October 1, 2006 and October 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Nine Months Ended October 1, 2006:
Net sales	$—	$153,992	$114,806	$(29)	$268,769
Cost of sales	—	129,473	92,103	(29)	221,547

Gross profit	—	24,519	22,703	—	47,222
Selling, general and administrative expenses	—	11,962	7,898	—	19,860
Restructuring and severance costs	—	(100)	224	—	124

Income from continuing operations before interest, income taxes, and equity in affiliates	—	12,657	14,581	—	27,238
Interest expense (income), net	22,617	(679)	184	—	22,122

Income (loss) from continuing operations before income taxes, and equity in affiliates	(22,617)	13,336	14,397	—	5,116
Income tax provision (benefit)	(3,365)	3,409	5,007	—	5,051
Equity in affiliates	(19,317)	(9,390)	—	28,707	—

Income from continuing operations	65	19,317	9,390	(28,707)	65

Income from discontinued operations, net	6,272	6,272	4,644	(10,916)	6,272

Net income	$6,337	$25,589	$14,034	$(39,623)	$6,337

Fiscal Nine Months Ended October 2, 2005:
Net sales	$—	$204,256	$104,204	$(56)	$308,404
Cost of sales	—	176,452	84,171	(56)	260,567

Gross profit	—	27,804	20,033	—	47,837
Selling, general and administrative expenses	—	15,283	6,867	—	22,150
Restructuring and severance costs	—	1,016	97	—	1,113

Income from continuing operations before interest, income taxes, and equity in affiliates	—	11,505	13,069	—	24,574
Interest expense, net	19,864	2,698	3,237	—	25,799

Income (loss) from continuing operations before income taxes, and equity in affiliates	(19,864)	8,807	9,832	—	(1,225)
Income tax provision (benefit)	(3,743)	3,665	585	—	507
Equity in affiliates	(14,389)	(9,247)	—	23,636	—

Income (loss) from continuing operations	(1,732)	14,389	9,247	(23,636)	(1,732)

Loss from discontinued operations, net	(15,036)	(15,036)	(15,374)	30,410	(15,036)

Net loss	$(16,768)	$(647)	$(6,127)	$6,774	$(16,768)

15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc. — continued
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal nine months ended October 1, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,337	$25,589	$14,034	$(39,623)	$6,337
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(25,589)	(14,034)	—	39,623	—
Gain on sale of businesses	—	(474)	(3,888)	—	(4,362)
Depreciation	—	1,184	818	—	2,002
Amortization of debt issuance costs and non-cash interest	3,426	—	417	—	3,843
Deferred taxes	(1,178)	1,317	2,283	—	2,422
(Gain) loss on sale/disposal of property and equipment	—	69	45	—	114
(Increase) decrease in receivables, net	—	10,303	2,749	—	13,052
(Increase) decrease in inventory	—	82	(46)	—	36
(Increase) decrease in prepaid expenses and other assets	—	189	(503)	—	(314)
Increase (decrease) in current liabilities	(6,335)	(12,355)	(3,461)	—	(22,151)
Other, net	—	169	(901)	—	(732)

Net cash provided by (used for) operating activities	(23,339)	12,039	11,547	—	247

Cash flows from investing activities:
Capital expenditures	—	(408)	(1,188)	—	(1,596)
Payments for contingent consideration and minority interests	—	(1,813)	—	—	(1,813)
Proceeds from sale of businesses, net of expenses paid	—	6,796	3,969	—	10,765
Increase in restricted cash and cash equivalents	(10,833)	—	—	—	(10,833)
Release of restricted cash and cash equivalents	12,307	—	—	—	12,307
Proceeds from sale/disposal of property and equipment	—	53	43	—	96

Net cash provided by (used for) investing activities	1,474	4,628	2,824	—	8,926

Cash flows from financing activities:
Transactions with subsidiaries	39,905	(21,893)	(18,012)	—	—
Debt issuance costs	(781)	—	—	—	(781)
Changes in revolving debt, net	—	—	2,044	—	2,044
Repayment of long-term debt	—	—	(3,120)	—	(3,120)
Change in book overdrafts, net	—	5,500	(262)	—	5,238

Net cash provided by (used for) financing activities	39,124	(16,393)	(19,350)	—	3,381

Effect of foreign exchange rate changes on cash and cash equivalents	—	(9)	(1,246)	—	(1,255)

Cash and cash equivalents:
Increase (decrease) for the period	17,259	265	(6,225)	—	11,299
Balance, beginning of period (including $273 of cash held for sale)	6,998	432	15,583	—	23,013

Balance, end of period	$24,257	$697	$9,358	$—	$34,312

15. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal nine months ended October 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$(16,768)	$(647)	$(6,126)	$6,773	$(16,768)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	647	6,126	—	(6,773)	—
Loss on sale of businesses	—	—	4,031	—	4,031
Depreciation	—	2,291	1,568	—	3,859
Goodwill impairment charges	—	—	7,131	—	7,131
Amortization of debt issuance costs	3,126	—	326	—	3,452
Deferred taxes	(556)	432	(1,497)	—	(1,621)
(Gain) Loss on sale/disposal of property and equipment	—	(45)	(56)	—	(101)
(Increase) decrease in receivables, net	—	4,790	28,874	—	33,664
(Increase) decrease in inventory	—	1,825	258	—	2,083
(Increase) decrease in prepaid expenses and other assets	—	(880)	(1,143)	—	(2,023)
Increase (decrease) in current liabilities	(5,873)	(16,675)	(19,019)	—	(41,567)
Other, net	—	(311)	(1,471)	—	(1,782)

Net cash provided by (used for) operating activities	(19,424)	(3,094)	12,876	—	(9,642)

Cash flows from investing activities:
Capital expenditures	—	(938)	(1,157)	—	(2,095)
Payments for contingent consideration	—	(1,813)	—	—	(1,813)
Proceeds from sale of businesses, net of expenses paid	—	—	5,088	—	5,088
Increase of restricted cash and cash equivalents	(4,997)	—	—	—	(4,997)
Proceeds from sale/disposal of property and equipment	—	55	248	—	303

Net cash provided by (used for) investing activities	(4,997)	(2,696)	4,179	—	(3,514)

Cash flows from financing activities:
Transactions with subsidiaries	24,512	(10,915)	(13,597)	—	—
Debt issuance costs	(25)	—	—	—	(25)
Changes in revolving debt, net	—	—	(8,003)	—	(8,003)
Change in book overdrafts	—	6,564	—	—	6,564

Net cash provided by (used for) financing activities	24,487	(4,351)	(21,600)	—	(1,464)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(145)	—	(145)

Cash and cash equivalents:
Increase (decrease) for the period	66	(10,141)	(4,690)	—	(14,765)
Balance, beginning of period	5,650	11,570	17,157	—	34,377

Balance, end of period (including $710 of cash held for sale)	$5,716	$1,429	$12,467	$—	$19,612

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

16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited– continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of October 1, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$24,257	$2,354	$697	$7,004	$—	$34,312
Restricted cash and cash equivalents	3,523	—	—	—	—	3,523
Accounts receivable, net	—	9,166	45,321	33,042	—	87,529
Inventory	—	—	697	7	—	704
Prepaid expenses and other assets	—	504	1,906	1,611	—	4,021
Deferred income taxes, net	—	—	4,031	5,140	(4,633)	4,538

Total current assets	27,780	12,024	52,652	46,804	(4,633)	134,627

Property and equipment, net	—	235	1,236	1,629	—	3,100
Goodwill, net	—	32	25,743	—	—	25,775
Investments in subsidiaries	36,698	—	(7,552)	17,511	(46,657)	—
Assets held for sale	—	—	—	1,036	—	1,036
Other assets	2,741	186	2,699	52	—	5,678
Deferred income taxes, net	4,732	1,584	—	—	(6,162)	154

Total assets	$71,951	$14,061	$74,778	$67,032	$(57,452)	$170,370

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$1,932	$—	$1,932
Accounts payable and drafts	—	6,867	41,494	10,768	—	59,129
Accrued liabilities	5,162	4,147	20,605	25,926	—	55,840
Deferred income taxes, net	4,031	602	—	—	(4,633)	—

Total current liabilities	9,193	11,616	62,099	38,626	(4,633)	116,901

Long-term debt	236,299	17,336	—	1,241	—	254,876
Intercompany accounts	31,773	(32,350)	(31,939)	32,516	—	—
Long-term deferred compensation and other liabilities	—	(52)	2,917	1,042	—	3,907
Deferred income taxes, net	—	—	5,003	1,159	(6,162)	—

Total liabilities	277,265	(3,450)	38,080	74,584	(10,795)	375,684

Redeemable Series A Preferred Stock	111,956	—	—	—	—	111,956
Shareholders’ equity (deficit)	(317,270)	17,511	36,698	(7,552)	(46,657)	(317,270)

Total liabilities and shareholders’ equity (deficit)	$71,951	$14,061	$74,778	$67,032	$(57,452)	$170,370

16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited — continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 1, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$6,998	$6,980	$432	$8,330	$—	$22,740
Restricted cash and cash equivalents	4,997	—	—	—	—	4,997
Accounts receivable, net	—	10,616	55,279	30,789	—	96,684
Inventory	—	—	778	7	—	785
Prepaid expenses and other assets	—	578	2,095	1,035	—	3,708
Assets held for sale	—	—	7,327	28,902	—	36,229
Deferred income taxes, net	—	—	3,718	6,023	(4,107)	5,634

Total current assets	11,995	18,174	69,629	75,086	(4,107)	170,777

Property and equipment, net	—	300	2,154	1,303	—	3,757
Goodwill, net	—	29	26,475	—	—	26,504
Investment in subsidiaries	14,493	—	(6,006)	13,920	(22,407)	—
Assets held for sale	—	—	497	5,091	—	5,588
Other assets	3,698	288	2,760	64	—	6,810
Deferred income taxes, net	3,373	2,562	—	—	(4,935)	1,000

Total assets	$33,559	$21,353	$95,509	$95,464	$(31,449)	$214,436

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable and drafts	—	7,409	42,049	14,009	—	63,467
Accrued liabilities	11,499	5,609	26,655	17,914	—	61,677
Liabilities held for sale	—	—	1,653	29,679	—	31,332
Deferred income taxes, net	3,850	257	—	—	(4,107)	—

Total current liabilities	15,349	13,275	70,357	61,602	(4,107)	156,476

Long-term debt	234,610	17,078	—	—	—	251,688
Intercompany accounts	(8,132)	(22,870)	2,160	28,842	—	—
Long-term deferred compensation and other liabilities	—	(50)	4,916	536	—	5,402
Liabilities held for sale	—	—	72	9,066	—	9,138
Deferred income taxes, net	—	—	3,511	1,424	(4,935)	—

Total liabilities	241,827	7,433	81,016	101,470	(9,042)	422,704

Redeemable Series A Preferred Stock	102,566	—	—	—	—	102,566
Shareholders’ equity (deficit)	(310,834)	13,920	14,493	(6,006)	(22,407)	(310,834)

Total liabilities and shareholders’ equity (deficit)	$33,559	$21,353	$95,509	$95,464	$(31,449)	$214,436

16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal quarters ended October 1, 2006 and October 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Quarter Ended October 1, 2006:
Net sales	$—	$6,750	$50,099	$33,254	$(9)	$90,094
Cost of sales	—	5,140	42,881	26,839	(9)	74,851

Gross profit	—	1,610	7,218	6,415	—	15,243
Selling, general and administrative expenses	—	306	3,755	1,956	—	6,017
Restructuring and severance costs	—	—	(395)	104	—	(291)

Income from continuing operations before interest, income taxes, and equity in affiliates	—	1,304	3,858	4,355	—	9,517
Interest expense (income), net	7,648	(316)	(466)	196	—	7,062

Income (loss) from continuing operations before income taxes, and equity in affiliates	(7,648)	1,620	4,324	4,159	—	2,455
Income tax provision (benefit)	(1,280)	248	1,348	1,229	—	1,545
Equity in affiliates	(7,278)	—	(4,302)	(1,372)	12,952	—

Income from continuing operations	910	1,372	7,278	4,302	(12,952)	910

Income (loss) from discontinued operations, net	1,711		1,711	1,014	(2,725)	1,711

Net income	$2,621	$1,372	$8,989	$5,316	$(15,677)	$2,621

Fiscal Quarter Ended October 2, 2005:
Net sales	$—	$6,129	$65,116	$29,068	$(14)	$100,299
Cost of sales	—	3,927	57,358	24,503	(14)	85,774

Gross profit	—	2,202	7,758	4,565	—	14,525
Selling, general and administrative expenses	—	636	4,301	1,561	—	6,498
Restructuring and severance costs	—	—	663	—	—	663

Income from continuing operations before interest, income taxes, and equity in affiliates	—	1,566	2,794	3,004	—	7,364
Interest expense, net	6,947	561	568	193	—	8,269

Income (loss) from continuing operations before income taxes, and equity in affiliates	(6,947)	1,005	2,226	2,811	—	(905)
Income tax provision (benefit)	(1,399)	—	1,379	(1,213)	—	(1,233)
Equity in affiliates	(5,876)	—	(5,029)	(1,005)	11,910	—

Income from continuing operations	328	1,005	5,876	5,029	(11,910)	328

Income (loss) from discontinued operations	2,184	(217)	2,184	1,818	(3,785)	2,184

Net income	$2,512	$788	$8,060	$6,848	$(15,695)	$2,512

16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the fiscal nine months ended October 1, 2006 and October 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Fiscal Nine Months Ended October 1, 2006:
Net sales	$—	$19,501	$153,992	$95,305	$(29)	$268,769
Cost of sales	—	14,207	129,473	77,896	(29)	221,547

Gross profit	—	5,294	24,519	17,409	—	47,222
Selling, general and administrative expenses	—	1,450	11,962	6,448	—	19,860
Restructuring and severance costs	—	—	(100)	224	—	124

Income from continuing operations before interest, income taxes, and equity in affiliates	—	3,844	12,657	10,737	—	27,238
Interest expense (income), net	22,617	(678)	(679)	862	—	22,122

Income (loss) from continuing operations before income taxes, and equity in affiliates	(22,617)	4,522	13,336	9,875	—	5,116
Income tax provision (benefit)	(3,365)	1,419	3,409	3,588	—	5,051
Equity in affiliates	19,317	—	9,390	3,103	(31,810)	—

Income (loss) from continuing operations	65	3,103	19,317	9,390	(31,810)	65

Income (loss) from discontinued operations, net	6,272	(193)	6,272	4,644	(10,723)	6,272

Net income	$6,337	$2,910	$25,589	$14,034	$(42,533)	$6,337

Fiscal Nine Months Ended October 2, 2005:
Net sales	$—	$18,769	$204,256	$85,435	$(56)	$308,404
Cost of sales	—	12,916	176,452	71,255	(56)	260,567

Gross profit	—	5,853	27,804	14,180	—	47,837
Selling, general and administrative expenses	—	1,906	15,283	4,961	—	22,150
Restructuring and severance costs	—	—	1,016	97	—	1,113

Income from continuing operations before interest, income taxes, and equity in affiliates	—	3,947	11,505	9,122	—	24,574
Interest expense, net	19,864	2,536	2,698	701	—	25,799

Income (loss) from continuing operations before income taxes, and equity in affiliates	(19,864)	1,411	8,807	8,421	—	(1,225)
Income tax provision (benefit)	(3,743)	—	3,665	585	—	507
Equity in affiliates	(14,389)	—	(9,247)	(1,411)	25,047	—

Income (loss) from continuing operations	(1,732)	1,411	14,389	9,247	(25,047)	(1,732)

Income (loss) from discontinued operations	(15,036)	826	(15,036)	(15,374)	29,584	(15,036)

Net income (loss)	$(16,768)	$2,237	$(647)	$(6,127)	$4,537	$(16,768)

16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended October 1, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,337	$2,910	$25,589	$14,034	$(42,533)	$6,337
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	(25,589)	—	(14,034)	(2,910)	42,533	—
Loss (gain) on sale of businesses	—	193	(474)	(4,081)	—	(4,362)
Depreciation	—	159	1,184	659	—	2,002
Amortization of debt issuance costs	3,426	417	—	—	—	3,843
Deferred taxes	(1,178)	1,322	1,317	961	—	2,422
Loss on sale/disposal of property and equipment	—	4	69	41	—	114
(Increase) decrease in receivable, net	—	1,452	10,303	1,297	—	13,052
(Increase) decrease in inventory	—	—	82	(46)	—	36
(Increase) decrease in prepaid expenses and other assets	—	75	189	(578)	—	(314)
Increase (decrease) in current liabilities	(6,335)	(2,007)	(12,355)	(1,454)	—	(22,151)
Other, net	—	3	169	(904)	—	(732)

Net cash provided by (used for) operating activities	(23,339)	4,528	12,039	7,019	—	247

Cash flows from investing activities:
Capital expenditures	—	(82)	(408)	(1,106)	—	(1,596)
Payments for contingent consideration and minority interests	—	—	(1,813)	—	—	(1,813)
Proceeds from sale of businesses, net of expenses paid	—	(193)	6,796	4,162	—	10,765
Increase in restricted cash and cash equivalents	(10,833)	—	—	—	—	(10,833)
Release of restricted cash and cash equivalents	12,307	—	—	—	—	12,307
Proceeds from sale/disposal of property and equipment	—	7	53	36	—	96

Net cash provided by (used for) investing activities	1,474	(268)	4,628	3,092	—	8,926

Cash flows from financing activities:
Transactions with subsidiaries	39,905	(9,480)	(21,893)	(8,532)	—	—
Debt issuance costs	(781)	—	—	—	—	(781)
Changes in revolving and term debt	—	—	—	2,044	—	2,044
Repayment of long term debt	—	—	—	(3,120)	—	(3,120)
Changes in bank overdrafts, net	—	—	5,500	(262)	—	5,238

Net cash provided by (used for) financing activities	39,124	(9,480)	(16,393)	(9,870)	—	3,381

Effect of foreign exchange rate changes on cash and cash equivalents	—	594	(9.00)	(1,840)	—	(1,255)

Cash and cash equivalents:
Increase (decrease) for the period	17,259	(4,626)	265	(1,599)	—	11,299
Balance, beginning of period (including $273 of cash held for sale)	6,998	6,980	432	8,603	—	23,013

Balance, end of period	$24,257	$2,354	$697	$7,004	$—	$34,312

16. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited— continued
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal nine months ended October 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income (loss)	$(16,768)	$2,236	$(647)	$(6,126)	$4,537	$(16,768)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in affiliates, including discontinued operations	647	—	6,126	(2,236)	(4,537)	—
Loss (gain) on sale of businesses	—	(547)	—	4,578	—	4,031
Depreciation	—	572	2,291	996	—	3,859
Goodwill impairment charges	—	—	—	7,131	—	7,131
Amortization of debt issuance costs	3,126	326	—	—	—	3,452
Deferred taxes	(556)	—	432	(1,497)	—	(1,621)
Gain on sale/disposal of property and equipment	—	(1)	(45)	(55)	—	(101)
(Increase) decrease in receivable, net	—	2,367	4,790	26,507	—	33,664
(Increase) decrease in inventory	—	—	1,825	258	—	2,083
(Increase) decrease in prepaid expenses and other assets	—	(284)	(880)	(859)	—	(2,023)
Increase (decrease) in current liabilities	(5,873)	(883)	(16,675)	(18,136)	—	(41,567)
Other, net	—	34	(311)	(1,505)	—	(1,782)

Net cash provided by (used for) operating activities	(19,424)	3,820	(3,094)	9,056	—	(9,642)

Cash flows from investing activities:
Capital expenditures	—	(171)	(938)	(986)	—	(2,095)
Payments for contingent consideration	—	—	(1,813)	—	—	(1,813)
Proceeds from sale of business, net of expenses paid		5,608	—	(520)	—	5,088
Increase of restricted cash and cash equivalents	(4,997)	—	—	—	—	(4,997)
Proceeds from sale/disposal of property and equipment	—	8	55	240		303

Net cash provided by (used for) investing activities	(4,997)	5,445	(2,696)	(1,266)	—	(3,514)

Cash flows from financing activities:
Transactions with subsidiaries	24,512	(5,767)	(10,915)	(7,830)	—	—
Debt issuance costs	(25)	—	—	—	—	(25)
Changes in revolving debt, net	—	(581)	—	(7,422)	—	(8,003)
Changes in book overdrafts, net	—	—	6,564	—	—	6,564

Net cash provided by (used for) financing activities	24,487	(6,348)	(4,351)	(15,252)	—	(1,464)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1,529)	—	1,384	—	(145)

Cash and cash equivalents:
Increase (decrease) for the period	66	1,388	(10,141)	(6,078)	—	(14,765)
Balance, beginning of period	5,650	18	11,570	17,139	—	34,377

Balance, end of period (including $710 of cash held for sale)	$5,716	$1,406	$1,429	$11,061	$—	$19,612

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
     We are continually evaluating the rate of return on our portfolio of service offerings based on changing market conditions. During the fourth quarter of fiscal 2004, we determined we would seek to divest substantially all of our engineering and staffing businesses in Europe. The sale of portions of these businesses was completed during the second quarter of 2005. The remaining European engineering operations were sold during the third quarter of 2006. During the first quarter of 2005, we determined we would seek to divest our technical and commercial publishing business in Italy. The sale of this business was completed during the second quarter of 2006. In January 2006, we completed the sale of a contract-manufacturing subsidiary in the U.S. Also during the first quarter of fiscal 2006, the Company approved and subsequently completed the sale of selected U.S. staffing operations. Management will continue to explore and evaluate additional development alternatives to focus the Company on business units with high growth and return prospects, particularly in the areas of warranty and retail improvement consulting. Operations classified as discontinued at October 1, 2006 have been excluded from the discussion of continuing operations and are discussed separately under the heading “Discontinued Operations”.

     Net Sales
     For the third quarter of fiscal 2006, consolidated net sales from continuing operations decreased $10.2 million, or 10.2%, compared to fiscal 2005. For the first nine months of fiscal 2006, consolidated net sales from continuing operations decreased $39.6 million, or 12.9%, compared to fiscal 2005.
     Our sales by segment, net of intercompany sales, were as follows:

	October 1,	October 2,	Inc / (Dec) vs. 2005
	2006	2005	$	%
	(dollars in thousands)
Fiscal Quarter Ended:
Business Outsourcing Services	$42,270	$42,770	$(500)	(1.2%)
Human Capital Services	27,177	34,912	(7,735)	(22.2%)
Engineering Services	20,647	22,617	(1,970)	(8.7%)

Total net sales	$90,094	$100,299	$(10,205)	(10.2%)

	October 1,	October 2,	Inc / (Dec) vs. 2005
	2006	2005	$	%
	(dollars in thousands)
Fiscal nine months ended:
Business Outsourcing Services	$126,184	$132,493	$(6,309)	(4.8%)
Human Capital Services	79,628	108,655	(29,027)	(26.7%)
Engineering Services	62,957	67,256	(4,299)	(6.4%)

Total net sales	$268,769	$308,404	$(39,635)	(12.9%)

     Sales in warranty and retail programs in Europe and non-domestic customers in the U.S increased $3.0 million and $6.0 million for the third quarter and first nine months of 2006 compared to 2005, respectively. These improvements were more than offset by lost or reduced program volumes as the result of cost reduction efforts by our traditional U.S. customers.
     The decline in human capital services reflects reduced volumes in our U.S. automotive contract staffing services. Sales declined by approximately $5.3 million during the third quarter and $16.2 million during the first nine months of fiscal 2006 due to the exit of substantially all staffing programs with Delphi Corporation. The majority of Delphi programs were transitioned to other suppliers subsequent to their filing for bankrupcty protection in October 2005. The transition of the remaining programs is expected to be complete by the end of fiscal year 2006. The decrease in sales of human capital services also reflects further reductions in automotive staffing volumes, primarily related to programs with General Motors and Ford Motor Company. Declines in such programs represent a $1.9 million and $10.8 million reduction in sales for the third quarter and first nine months of 2006 compared to 2005, respectively.
     Sales of engineering services reflect decreased volumes in selected outsourced OEM engineering programs and specialty shop programs due to reduced OEM spending on specialty vehicle and accessory development. Reductions in U.S. based programs were offset by increased sales at our Brazilian contract engineering operations due to increased headcounts on Ford related programs. Brazilian sales volume improved $0.8 million during the third quarter and $4.9 million during the first nine months of 2006 compared to 2005. Such increases were partially due to a positive impact from exchange rates of $0.6 million and $2.5 million for the third quarter and first nine months of 2006 compared to 2005, respectively.

Operating Profit
     Our consolidated gross profit, selling, general and administrative expenses and operating income for the periods presented were:

	October 1,	October 2,	Inc (Dec) vs. 2005
	2006	2005	$	%
	(dollars in thousands)
Fiscal Quarter Ended:
Gross profit	$15,243	$14,525	$718	4.9%
% of net sales	16.9%	14.5%	n/a	n/a
Selling, general and administrative expenses	$6,017	$6,498	$(481)	(7.4%)
% of net sales	6.7%	6.5%	n/a	n/a
Operating income	$9,517	$7,364	$2,153	29.2%
% of net sales	10.6%	7.3%	n/a	n/a

	October 1,	October 2,	Inc (Dec) vs. 2005
	2006	2005	$	%
	(dollars in thousands)
Fiscal nine months ended:
Gross profit	$47,222	$47,837	$(615)	(1.3%)
% of net sales	17.6%	15.5%	n/a	n/a
Selling, general and administrative expenses	$19,860	$22,150	$(2,290)	(10.3%)
% of net sales	7.4%	7.2%	n/a	n/a
Operating income	$27,238	$24,574	$2,664	10.8%
% of net sales	10.1%	8.0%	n/a	n/a
     The decline in revenue for the third quarter and first nine months of 2006 compared to 2005 had a negative impact on gross profit of $3.1 million and $12.9 million, respectively. However, the impact was partially or fully offset by improved profits on 2006 programs due to reductions in operating costs, including the consolidation of underutilized facilities, and displacement of lower margin operations and related programs. As a result, gross profit as a percent of sales improved for both the third quarter and first nine months of 2006 compared to 2005. Gross profit increased 4.9% or $0.7 million for the third quarter of 2006 compared to the same period for 2005. Gross profit for the first nine months of 2006 decreased $0.6 million or 1.3% compared to the same period for 2005.
     Selling, general and administrative costs decreased for both the first nine months and third quarter of 2006 but increased as a percent of sales versus 2005. The overall decrease in costs is due to reduction initiatives. The Company continually evaluates costs relative to projected levels of business and will implement additional reductions as necessary. Operating results also include restructuring costs due to employment related actions taken to reduce operating and administrative support costs. During the quarter ending October 1, 2006, certain labor contingencies associated with prior restructuring actions were resolved for less than their original estimates. As a result, a $0.4 million benefit was recorded during the fiscal quarter ending October 1, 2006. The benefit partially offsets $0.5 million of restructuring charges during the first nine months of 2006. Restructuring costs were $0.1 million and $1.1 million for the first nine months of fiscal 2006 and 2005, respectively,
     Interest expense, net
     Interest expense, net decreased from $8.3 million during the third quarter of 2005 to $7.1 million during the third quarter of 2006, a $1.2 million decrease. For the first nine months of fiscal 2006, interest expense decreased $3.7 million from fiscal 2005. The decrease in interest expense for both the third quarter and first nine months of fiscal 2006 compared to 2005 primarily resulted from the impact of foreign exchange rates on the recorded value of U.S. dollar denominated debt issued by our U.K. subsidiary. Net of foreign exchange driven reductions, interest expense improved slightly year over year due to reduced short term borrowing requirements under our bank credit lines.

     Income taxes
      The Company currently provides valuation allowances for a significant portion of its deferred tax assets. The effective tax rate for the periods presented differs from the 35% federal statutory rate primarily due to such valuation allowances, particularly related to U.S. operations. Valuation allowances in the U.S. and other operations resulted in unrecognized tax benefits of about $1.8 million and $4.0 million for the fiscal quarter and first nine months ended October 1, 2006, respectively. The remaining tax expense for the periods relates primarily to earnings in foreign jurisdictions for which valuation allowances have not previously been recorded. Income tax expense for the third quarter and first nine months of fiscal 2005 included a benefit of approximately $2.8 million related to the reversal of certain valuation allowances primarily in our U.K. operations, which fully or partially offset the impact of unrecognized tax benefits during 2005. Income tax expense for the third quarter and first nine months of fiscal 2006 include a benefit related to the reversal of certain valuation allowances in Germany. Valuation allowances are adjusted when facts and circumstances indicate a change in the likelihood of deferred tax asset utilization. Benefits recognized in the U.K. and Germany resulted from changes in the composition of the respective operations due to completed sale transactions. Based on such changes, management determined that it was more likely than not that certain net deferred tax assets will be realized in the future.
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

Assets Held for Sale

At October 1, 2006

• Certain property held by MSX International Engineering GmbH

At January 1, 2006

• MSX International Engineering GmbH, our remaining engineering operations in Germany (selected assets sold July 30, 2006)

• Satiz S.r.l., our Italian technical and commercial publishing business (sold April 21, 2006)

• Creative Technology Services, LLC (sold January 19, 2006)

     The following summary results of operations information is derived from the businesses that are either classified as held for sale at October 1, 2006 or were sold prior to October 1, 2006:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(dollars in thousands)
Net sales	$3,075	$25,637	$30,557	$112,757
Cost of sales	1,629	22,526	26,815	103,777

Gross profit	1,446	3,111	3,742	8,980
Selling, general and administrative expense	81	1,847	1,849	7,288
Restructuring and severance costs	—	—	11	6,655
Goodwill impairment charge	—	—	—	7,131

Operating income (loss)	1,365	1,264	1,882	(12,094)
Interest income, net	—	72	57	61
Net gain (loss) on sale of businesses	291	(32)	4,362	(4,031)

Income (loss) before taxes, net	1,656	1,304	6,301	(16,064)
Income tax expense (benefit)	(55)	(880)	29	(1,028)

Income (loss) from discontinued operations	$1,711	$2,184	$6,272	$(15,036)

     Effective July 30, 2006, we completed the disposition of selected assets and liabilities associated with our remaining engineering business in Germany. The operations were sold to PD Entwicklung GmbH for a purchase price of $4.4 million at closing, before related expenses. The purchase price is subject to a net asset adjustment. Based on the preliminary closing balance sheet, an additional $0.9 million is expected from the net asset adjustment, subject to agreement by both parties. The purchase price is also subject to potential adjustment related to the resolution of certain contingencies. At closing, $0.3 million of the purchase price was placed in escrow pending resolution of these matters. The sale resulted in a net gain of $0.4 million after related fees and expenses, subject to the final net asset adjustment and resolution of contingencies. As of October 1, 2006, the Company held $1.4 million in cash from the collection of accounts receivable on behalf of the buyer. This amount will be settled with the buyer in conjunction with the final net asset adjustment.
     On April 21, 2006, MSX International Netherlands BV, a wholly-owned indirect subsidiary of the Company, sold Satiz S.r.l., (“Satiz”) a wholly-owned indirect Italian subsidiary of the Company, to Localfin S.r.l., (“LocalFin”) an Italian company with offices in Via Sant ‘Ennodio 1/A, Pavia, Italy. LocalFin paid €1.5 million for Satiz, with the potential for additional payments based on (i) any refunds to Satiz by the Italian Government of certain taxes and (ii) 2007 revenues generated by Satiz. As part of the sale agreement, the Company agreed to honor promissory notes previously issued and payable to Satiz, which totaled approximately $5.4 million at closing. Proceeds from the sale were used to fund payments of a portion of the promissory notes payable to Satiz. The sale resulted in a net gain of about $3.8 million after fees and related expenses. The sale of Satiz eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     On March 3, 2006, MSXI concluded the sale of selected U.S. staffing businesses. The sale was completed for approximately $1.0 million plus royalties based on future performance of the business. Assets sold were comprised primarily of goodwill, net of an impairment charge recorded during the fourth quarter of fiscal 2005. Accounts receivable associated with the businesses were retained and have been substantially liquidated by the Company. The sale resulted in no gain or loss after fees and related expenses.
     On January 19, 2006, MSXI concluded the sale of its indirect, wholly owned subsidiary, Creative Technology Services L.L.C. (“CTS”) for approximately $6.2 million in cash plus a note receivable for approximately $0.2 million. Net assets sold approximated $5.9 million at the time of sale. The transaction resulted in a net gain of about $0.4 million after related fees.
     On October 1, 2005, we completed the disposition of substantially all the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of about $7.9 million, before related expenses. The sale resulted in a net gain of $0.6 million after fees and related expenses. MSX International Limited continues to deliver technical business services and vendor management programs to customers.
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
     Operating Activities. Net cash provided by operating activities was $0.2 million for the first nine months of fiscal 2006 compared to net cash used by operating activities of $9.6 million for the first nine months of fiscal 2005. Cash from operations is impacted by the timing of pass-through payments related to our vendor management programs. Such pass-through payments resulted in a $1.0 million use of operating cash during fiscal 2006 compared to an $11.7 million use of operating cash during fiscal 2005. Funded vendor payments are reflected in operating cash flows while unfunded vendor payments are reflected in financing cash flows as bank overdrafts. Net of pass-through cash flows, cash from operations decreased by $0.9 million versus the first nine months of fiscal 2005. Fiscal 2005 cash flows included $1.8 million related to the liquidation of inventory at a subsidiary that was sold effective December 31, 2005. As of October 1, 2006, $2.9 million of cash balances were held on behalf of a vendor management solutions partner and is reflected in the pass-through balances discussed above. Such amounts will be paid to vendors or our partner company in accordance with normal terms. During the third quarter of 2006, we completed the sale of selected net assets and liabilities of MSX International Engineering GmbH. As of October 1, 2006, the Company held $1.4 million in cash from the collection of accounts receivable on behalf of the buyer. This amount will be settled with the buyer in conjunction with the final net asset adjustment.
     Investing Activities. Net cash provided by investing activities was $8.9 million for the first nine months of 2006 compared to net cash used by investing activities of $3.5 million for the first nine months of 2005. Capital expenditures decreased due primarily to divestitures completed since June 2005 and payments for contingent consideration were consistent with 2005 levels. Cash flows from investing activities include proceeds from the sale of businesses totaling $10.8 million and $5.1 million during 2006 and 2005, respectively. For further discussion regarding sales of businesses, refer to the analysis of discontinued operations elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The increase in restricted cash is mostly due to net proceeds received from the sale of businesses. In 2006, $12.3 million of restricted cash was released to reduce debt outstanding on our credit facilities.

     Financing Activities. Net cash provided by financing activities was $3.4 million for the first nine months of 2006 compared to net cash used of $1.5 million for the first nine months of 2005. Debt issuance costs during fiscal 2006 reflect payments to complete our new credit facility with Wells Fargo Foothill, Inc., as described further below. Repayments of debt represent funding of promissory note obligations to Satiz S.r.l. required due to the sale of Satiz S.r.l. in April 2006. Cash used to fund bank overdraft decreased $1.3 million versus 2005 primarily reflecting the timing of vendor management program payments.
     Liquidity and Available Financings
     Our total indebtedness as of October 1, 2006 consists of senior secured notes, mezzanine term notes, senior subordinated notes, our fourth lien term notes, and borrowings under various short-term arrangements. In addition, effective June 30, 2006 we entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent. The credit agreement replaced our prior facility with JPMorgan Chase Bank, N.A., which was concurrently terminated. The credit agreement with Wells Fargo allows for borrowings up to $20 million, subject to accounts receivable collateral requirements, with an additional $5 million of availability reserved exclusively for the issuance of letters of credit. The term of the credit agreement is three years subject to refinancing of our senior and subordinated note obligations at least 60 days prior to their maturity.
     As of October 1, 2006, we had $4.3 million in letters of credit outstanding against the facility. Available borrowing under our credit facility as of October 1, 2006 is subject to accounts receivable collateral requirements. As of October 1, 2006 we have $15.4 million available for immediate borrowing, subject to minimum availability requirements and based on eligible accounts receivable as determined in accordance with the agreement.
     Cash and cash equivalents as of October 1, 2006 includes $3.5 million of restricted cash. Restricted cash represents the remaining net proceeds received from the sale of businesses. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures. In March 2006, the Company utilized $8.3 million of restricted funds from prior asset sales held in a blocked account to permanently reduce debt outstanding under our prior credit facility with JPMorgan Chase Bank, N.A. In August 2006, the Company utilized $4.0 million of restricted funds to permanently reduce debt outstanding under our current credit facility with Wells Fargo Foothill, Inc.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 on our consolidated financial statements.
     In June 2006, The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this interpretation on our financial statements.
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
     Material Weaknesses in Internal Control over Financial Reporting:
     Management determined that the material weaknesses described below were present as of October 1, 2006:
•	The Company did not maintain an effective control environment over the financial reporting and general ledger processes due primarily to limitations in the capacity of the accounting and other departments. Limitations are believed to be caused by voluntary and involuntary staff turnover resulting from downsizing of operations and related support functions. These limitations, in addition to other factors resulted in weaknesses identified for (1) Authorization of Journal Entries — multiple individuals have the ability to initiate and record journal entries into the general ledger without prior review or approval. Reviews of such journal entries are not done on a regular basis. Formal policies and procedures for authorization and/or review of posted journal entries are not developed or implemented (2) Financial Reporting and Oversight - The financial statements of Satiz S.r.l. for 2003 and 2004 were not correct primarily as a result of unsubstantiated amounts recorded as unbilled accounts receivable. In addition, the financial statements of other subsidiaries for 2004 were not correct as a result of misstated pension and other liabilities. These errors caused the financial statements of the Company for 2003 and 2004 to be restated in our Annual Report on Form 10-K filed on April 17, 2006. These restatements are an indication that the controls over financial reporting are not adequate and (3) Segregation of Duties — The Company does not maintain adequate segregation of duties over certain general ledger activities or maintain adequate monitoring controls in such areas.

•	Employees within certain departments have access rights within the accounting system that are incompatible with their assigned roles. Appropriate controls are not in place to provide assurance over the information technology process such as review of security event logs and activity reports.
     Remediation of Material Weaknesses in Internal Control over Financial Reporting:
     As of the date of this report, the Company is in the process of implementing the following changes to remediate the control weaknesses identified above:
Authorization of Journal Entries — The Company is implementing a new policy for posting non-standard journal entries to the general ledger system. In addition, management further restricted system access to post journal entries in the general ledger to key personnel. Finally, a new procedure was developed whereby a system generated report containing all journal entries posted during a given period is reviewed at the director level as a monitoring control.
Financial Reporting Oversight — The Company completed the sale of Satiz S.r.l. on April 21, 2006.

Segregation of Duties — The Company reviewed areas of control weakness due to segregation of duties and implemented additional controls where appropriate.
Accounting System Access — The Company performed a comprehensive review of user security and made required changes to ensure adequate functionality and internal control are present.
     Changes in Internal Control over Financial Reporting
     Except for the internal control improvements discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2006 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter is an arbitration and related action in state court to enforce/vacate a March 2004 arbitration award totaling $3.8 million. The underlying dispute involves a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. On October 4, 2004, the state court granted MSXI’s motion to vacate the arbitration award and subsequently ordered that the matter be re-arbitrated in its entirety before a new arbitrator. The opposing party filed an appeal in the Michigan Court of Appeals who ruled in their favor in May 2006. The Company appealed the ruling to the Michigan Supreme Court. In the fourth quarter of 2006, the Michigan Supreme Court denied the appeal. The Company expects to pay the award within 12 months. In addition, our subsidiaries and we are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial condition, results of operation or cash flows.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 6. EXHIBITS
     (a) Exhibits:
31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

99.1	Press release announcing third quarter results

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2006

MSX INTERNATIONAL, INC. (Registrant)
By:	/s/ Frederick K. Minturn
Frederick K. Minturn
Executive Vice President and Chief Financial Officer
(Chief accounting officer
and authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
31.1	Certification of Chief Financial Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002.

99.1	Press release announcing third quarter results