Form 10-K
period 2006-12-31
MSX INTERNATIONAL INC
filed 2007-03-30
CIK 1059274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Number of shares outstanding of each of the registrant’s classes of common stock at March 30, 2007:
486,354 shares of Class A Common Stock, $0.01 par value.

GLOSSARY
Certain terms used in the text and financial statements are defined below.

APB	Accounting Principles Board
APB Opinion No. 25	APB Opinion No. 25, “Accounting for Stock Issued to Employees”
Cadform	Cadform — MSX Engineering GmbH
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CTS	Creative Technology Services, Inc.
CVC	Citicorp Venture Capital Ltd.
DaimlerChrysler	DaimlerChrysler AG
FASB	Financial Accounting Standards Board
FIN No. 48	FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”
Ford	Ford Motor Company
General Motors	General Motors Corporation
MSXI	MSX International, Inc.
ISO	International Organization for Standardization
MSXI Limited	MSX International Limited
OEM	Original Equipment Manufacturer
Preferred Stock	12% Series A Cumulative Mandatorily Redeemable Preferred Stock
Satiz	Satiz S.r.l.
SAB No. 108	Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements”
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS No. 123	SFAS No. 123, “Accounting for Stock-Based Compensation”
SFAS No. 123 (R)	SFAS No. 123 (R), “Share-Based Payment”
SFAS No. 131	SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”
SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 146	SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”
SFAS. No. 150	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristcs of Both Liabilities and Equity”
SFAS No. 157	SFAS No. 157, “Fair Value Measurement”
Stock Option Plan	MSX International, Inc. 2000 Stock Option Plan
U.K.	United Kingdom
U.S.	United States
WACC	Weighted Average Cost of Capital

PART I
Item 1. Business.
     The Company
     We are a leading global provider of outsourced integrated business solutions, focused primarily on warranty management, dealer process improvement, and human capital solutions, to automobile and truck original equipment manufacturers (“OEMs”), dealers, suppliers, and ancillary service providers in Europe, the Americas and Asia-Pacific. We have over 70 years of experience servicing our clients and combine innovative people, proprietary processes and leading technologies to deliver integrated solutions addressing our clients’ unique requirements. Our clients are increasingly seeking outsourced solutions that enhance operational effectiveness and efficiencies, improve quality, reduce costs and generate revenue opportunities.
     General
     MSXI is a holding company incorporated under the laws of Delaware in late 1996. We currently have over 3,600 employees providing technical services to more than 200 clients in 18 countries.
     Our long-term strategy is to increase sales of our integrated business solutions, deepen our market penetration of our core business with respect to our current clients and prospects, and leverage our proprietary knowledge to develop new solutions. Our integrated business and human capital solutions address specific customer needs for process enhancements through improved product and service quality, rapid processing and analysis of large amounts of information, and a more flexible workforce able to expand and contract in relation to business volumes. We believe that our focus on these higher margin services will lead to improved profitability and revenue growth in these areas.
     We operate in a highly competitive automotive market that is being affected by excess capacity, competition for market share, and pressure to reduce costs. To remain competitive, we are continually streamlining our costs structure and evaluating our product offerings based on customer demand. As a result of these factors, selected businesses have been sold due to management’s decision to focus on our core solutions offerings.
     Our business is organized into three reporting segments: integrated business solutions, human capital solutions, and engineering services. The following table shows a summary of our net sales by segment from continuing operations, net of intercompany sales, for the three fiscal years ended December 31, 2006. For additional information on results of discontinued operations see Note 3 of our consolidated financial statements included under Item 8 of this Report. Additional information on our operating results by segment appears in Note 16 of our consolidated financial statements included under Item 8 of this Report.

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
		(in thousands)
Integrated Business Solutions	$171,056	$170,931	$181,863
Human Capital Solutions	106,378	139,576	147,566
Engineering Services	84,781	91,772	88,322

Total net sales	$362,215	$402,279	$417,751

     The domestic and foreign markets for our services are highly competitive. In some cases, our competitors include a number of other well-established vendors, as well as clients with their own internal capabilities. Although a number of companies of varying size compete with us, no single competitor is substantially in competition with respect to all of our services. The following summarizes the current services offered by each of our segments.

     Integrated Business Solutions
     We offer a range of technology and information-based business solutions to meet the outsourcing requirements of our clients. Our business outsourcing solutions provide our clients with actionable product, market, and customer information they need to improve product quality, reduce costs, increase aftermarket sales opportunities and improve customer loyalty and satisfaction. We also offer information and knowledge-based solutions that facilitate our clients’ communication strategies for creating, maintaining, and delivering value-added information. These solutions include:
•	Warranty Management Solutions — warranty process improvement best practices, claims assessment and analysis, warranty approval and technical helpdesks, contract administration of extended warranty programs, and management and operation of parts return centers;

•	Dealer Process Solutions —customized best practices programs for automotive and transportation industries that deliver measurable improvements in retail sales and profit growth, customer satisfaction levels, and shop flow capacity; and

•	Information Based Solutions —customized data and information solutions to support sales, service and product quality decisions for OEMs, dealers and other automotive retail constituents.
     In many cases, our principal competition for these integrated business solutions is the customer’s in-house operations. Other competitors for these business services include, but are not limited to Accenture, Budco, EDS, IBM, Maritz, TeleTech/Percepta, Valley Forge/SPX, and Xerox.
     Human Capital Solutions
     We provide a broad range of services to help maximize the effectiveness, flow, and utilization of human capital in technology-oriented environments. These solutions include:
•	Contingent staffing – traditional temporary and/or permanent staffing for information technology, engineering or other professional staff needs. Our staffing capabilities include design and production engineers, computer operators, database specialists, network administrators and specialists, PC support staff, software engineers, systems analysts and administrators, and technical support specialists;

•	Vendor management programs – management of the entire contract staffing procurement and deployment process on a regional, national or global basis utilizing web-enabled supporting technologies and custom processes;

•	Specialized training – training programs and virtual training courseware; and

•	Outsourced purchasing services – management of the procurement process from initial requisition to supplier payment.
     Our competitors in human capital solutions include Adecco International, Allegis, CDI, Keane, kforce, Manpower, Kelly Services Technical, Olsten, TechAid, and Volt. Other indirect competitors include Monster.com (a subsidiary of Monster Worldwide) and other internet-based staffing resource providers.
     Engineering Services
     Historically, we provided a complete range of engineering services, including consultancy, product and process development, and full program management to the automotive industry. As our clients have brought more of their engineering management services in-house, we have determined that these services are no longer core to our client solutions. We have discontinued our European engineering operations and are considering various strategic alternatives with respect to our U.S. engineering operations.
     In North America, Magna, Porsche, and Roush Industries, among others, deliver similar engineering services.

     The Industry
     The global automotive business solutions industry is characterized by significant fragmentation of services to OEMs, dealers and suppliers with few solutions providers able to provide integrated solutions spanning best practices, technology, information-based services and workflow automation on a global basis. The automotive industry is experiencing a period of significant change due to rising costs for product development, new technologies, intense competition and cyclical product demand. As a result of these dynamics, automobile and truck OEMs, dealers and suppliers are seeking to differentiate their products, improve quality, increase efficiency, reduce costs, and enhance revenue opportunities. OEMs, dealers and suppliers are focusing on their core competencies of building and selling automobiles and are increasingly looking to outsource non-core functions and services. OEMs have historically utilized outsourced manufacturing vendors for various subassemblies, as well as for areas such as IT services. Now, however, OEMs, dealers and suppliers are seeking to partner with outsourcing firms able to provide, implement, and monitor solutions for mission critical, yet non-core functions, such as warranty management and dealer process improvement.
     In particular, OEMs, dealers and suppliers have sought outsourced solutions delivering the following benefits:
•	improved product and service quality through process improvements;

•	rapid processing and analysis of large amounts of information;

•	a more flexible workforce able to expand and contract in response to business volumes; and

•	a means to measure performance against key indicators.
     Warranties have become a critical tool for OEMs to differentiate their products and for dealers to enhance revenue. However, as warranty periods and product complexity increase, the management of warranty programs has become increasingly more difficult for OEMs, dealers and suppliers.
     In many instances, field product failures and service problems are not identified until a product is in the hands of a customer and corrective action may be delayed. The effect of delays in warranty service can significantly impact customer satisfaction and OEM, dealer, and supplier reputations. As automotive products have become more complex over time, “fix-it-right-the-first-time” repair performance has declined within the dealer network. In order to recognize product issues quickly and improve repair performance, understanding and analysis of the product warranty process is important. The traditional approach to warranty management adopted by many OEMs of focusing primarily on replacement part and service costs does not adequately address the total cost of warranty management or involve the appropriate dealer and supplier level parties.
     In addition, dealers face competitive pressure to maintain revenue growth and operating margins. They seek to enhance their productivity through a broad range of revenue and customer satisfaction improvement initiatives, including in areas such as e-Commerce, as well as through the introduction of new services, maximizing shop flow capacity and better expense and inventory control with near-time information, and measurement of performance against key indicators.
     Integrated solutions for areas such as warranty management and dealer process improvement are critical to the success of OEMs, dealers and suppliers, yet remain non-core functions. The ability of OEMs, dealers and suppliers to find outsourcing partners to deliver these integrated business solutions is becoming increasingly important and is recognized as a significant value opportunity.
     Business Strengths
     Leading Provider of Integrated Business Solutions to the Automotive Industry. We are a leading provider of integrated business solutions to the automotive industry. We believe that we have been providing integrated business solutions, such as warranty management solutions, for longer than any other third party provider. Our 70 years of automotive best practices expertise and 15 year track record of delivering a broad array of outsourced business solutions provide us with a competitive advantage in serving the complex needs of OEMs, dealers and other automotive retail constituents such as financial services and aftermarket services companies on a global basis. In recognition of our market-leading reputation, in December 2006, we were awarded Best Automotive Consultancy Company 2007 by the Institute of Transport Management,

and in 2006, we received the Toyota Kaizen Aftersales Award. In addition, in January 2007 we were again awarded Ford’s Q1 Award.
     Significant Demonstrated Cost Savings for our Clients. Our value-added solutions offer significant cost savings to our clients with proven metric-based and return-on-investment results. We believe that our integrated business solutions offerings have generated savings to our clients of many times their investment. In the current automotive environment, we believe these types of savings are very compelling opportunities for OEMs and dealers attempting to reduce their costs.
     Strong Global Presence. We have a strong global presence, with clients in 18 countries throughout Europe, the Americas and Asia-Pacific. Over half of our employees are located outside North America. As the automotive industry becomes increasingly global in nature, our global presence provides us with a competitive advantage in serving our clients. Our clients’ business decisions are often made globally, yet their purchases often occur locally. We maintain valuable relationships with the leading global automotive companies, both at their respective headquarters and at their local operations around the world.
     Unique Knowledge Base, Technical Skills and Proprietary Processes. We believe we bring value to our clients by providing superior information and integrated best practices, training and technology to reduce costs, enable revenue expansion and improve overall quality for our clients. Many of our solutions offerings are based on our unique knowledge base, accumulated over a 70 year operating history, the specialized skills of our employees, and proprietary processes and leading enabling technologies. We have developed extensive and proven methodologies for profiling, screening, hiring and training highly skilled employees who have strong backgrounds and expertise in the functional areas of OEMs and dealers that we service. Our integrated business solutions offerings employ our automotive expertise and advanced technologies, including our integrated warranty management solutions platform. For example, our warranty programs utilize proprietary analytic tools and technical field support to identify and address existing inefficiencies within our clients’ warranty claims assessment and administration processes. Within our dealer process improvement solutions, we are able to provide our automotive best practices and innovative training techniques to improve dealer service centers’ ability to diagnose and repair vehicle problems and improve their customer service. In addition, where appropriate, we have key partner alliance programs with companies who have best practice technologies or processes in areas such as data retrieval, data analytics and mining, information packaging, and software applications to provide seamless integrated solutions to our clients.
     Longstanding Client Relationships. Our company and its predecessors have had longstanding relationships with many of our clients dating as far back as 1935. Our top clients include leading U.S., European and Asian automotive and truck OEMs, dealers and suppliers such as Ford Motor Company, DaimlerChrysler, General Motors Corp., Visteon Corporation, Nissan Motor Co., Ltd., Fiat S.p.A., VW Group, Toyota Motor Corporation, AutoNation, and International Truck and Engine Corporation. Our enduring client relationships present a significant opportunity for us to package and market our global integrated business solutions as bundles and extend our solutions across their organizations.
     Experienced Management Team. We benefit from the collective expertise of an experienced and committed management team under the leadership of Peter M. Leger, our President and Chief Executive Officer. Mr. Leger joined our company in December 2006, and brings with him over 20 years of proven experience in developing and launching business process outsourcing services and software solutions in the global automotive industry and other vertical markets such as financial services and aftermarket products. Mr. Leger is supported by a senior management team with an average of over 25 years of industry experience.
     Business Strategy
     Our vision is to be the market leader in providing integrated business solutions and human capital solutions to the global automotive and truck OEM, dealer and supplier markets. We are focused on achieving this goal through the following strategies:
     Delivering Integrated Business Solutions to Our Clients. Our market is characterized by service providers able to provide limited discrete solutions to their clients. Only a small number are able to provide integrated solutions spanning best practices, technology and workflow automation on a global basis. While we offer our services on a discrete basis, our focus is to bundle our services into integrated solutions to meet our clients’ needs throughout their organizations, which we believe differentiates us in our market. By delivering integrated business solutions, we believe we will be able to expand our client relationships and enter long-term (three to five year) agreements that will improve our margins. Additionally, we have entered into agreements providing for performance-based incentive arrangements that will also enable us to share in the significant savings we generate for our clients and further enhance our margins.
     Increasing Market Penetration. We have over 200 clients in 18 countries. Our clients’ business decisions are often made globally, yet their purchases often occur locally. We maintain valuable relationships with the leading global automotive companies, both at their respective headquarters and at their local operations around the world. We intend to increase revenue with existing clients, as well as acquire new clients with aggressive sales and marketing programs in all the major geographies that the automotive OEMs are located. We are focused on deepening our market penetration with existing clients and extending our solutions into new clients in Europe, the Americas and Asia-Pacific. To support our global sales strategy, during fiscal 2007 we intend to strengthen our organization by investing in key new staff positions in global sales, strategic marketing and planning, and product/solutions marketing and development.
     Leveraging Information Based Solutions. We measure and track a number of critical metrics related to warranty management and dealer process improvement solutions. Our long history and position as a leader in these markets has enabled us to compile a vast knowledge database which we believe can be used to generate significant new revenue streams. We are planning to convert our proprietary data into dynamic information services using best-of-breed data retrieval, normalization and analytics to provide additional solutions to our clients.
     Disposition of Businesses
     Management has determined that selected businesses are no longer core to our strategy due to various changes affecting the operations and the markets in which they compete. As a result, selected businesses have been sold as of December 31, 2006. For additional information related to such businesses refer to Note 3 of our consolidated financial statements included under Item 8 of this Report.
     Significant Clients and Supply Relationships
     Our clients include major U.S. and European automobile and truck OEMs, dealers and suppliers, as well as other ancillary services providers in Europe, the Americas and Asia-Pacific. Although we have more than 200 clients, Ford, DaimlerChrysler, and General Motors, including their automotive subsidiaries, together accounted for 75.9% of our net sales from continuing operations for the fiscal year ended December 31, 2006.
     A substantial portion of our sales is based on annual purchase order commitments. Such annual commitments are subject to competitive benchmarking and price negotiations at the option of our clients. Other services are delivered pursuant to annual or multi-year purchase orders that establish commercial terms, but which may vary in actual demand. A substantial portion of our human capital solutions is delivered pursuant to such an arrangement that is subject to annual renewal.
     Substantial portions of our sales to selected large clients are sales of services that our predecessor companies or we have provided to these clients for numerous years. We often deliver these services on a preferred or sole-supplier basis, frequently in several countries or to multiple client subsidiaries. Often we are integrated with or utilize our clients’ systems and processes. In many instances, we are co-located in our customers’ facilities. We believe our services are an integral part of many of our clients’ day-to-day operations. Such relationships permit a degree of forward revenue visibility. They also give us the opportunity to expand existing client relationships by cross-selling our other technical business solutions.
     We believe we have developed strong relationships with our clients. We have a reputation for quality, reliability and service that has been recognized through Best Automotive Consultancy Company 2007 by the Institute of Transport Management, a UK-based accreditation body to the transport industry, the Toyota Kaizan Aftersales Award, and Ford’s Q1 Award. In addition, most of our operations comply with ISO quality standards. Certification to ISO standards requires a determination by an independent assessor that the operation is in compliance with a documented quality management system. Quality certificates are site specific and are based upon the individual needs of our clients.
     In general, equipment and technologies required to support our service offerings are obtainable from various sources in the quantities desired.

     Global Capabilities
     We believe our international presence is an advantage in winning and retaining new business, particularly for our warranty, management solutions and dealer process improvement solutions. We currently provide services in 18 countries through our facilities or on-site with clients. For the fiscal year ended December 31, 2006, 44.1% of our net sales were generated outside of the U.S. after adjusting for discontinued operations, of which 34.3% was generated in Europe and 9.8% was generated in other regions.
     Additional financial information concerning our geographic coverage is set forth in Note 16 to our consolidated financial statements included under Item 8 of this Report.
     Employees
     Our future success is substantially dependent upon our ability to attract, retain, and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the needs of our clients. Competition for individuals with proven technical or professional skills is intense. We compete with other technical service companies, as well as clients and other employers for qualified personnel.
     As of December 31, 2006, we had the following number of employees, broken out by geographic location:

Number of
Region	Employees
North America	1,825
Brazil	683
France	317
Germany	289
United Kingdom	233
Rest of Europe	284
Australia	37

Total	3,668

     A small portion of our employees in the U.S. are members of unions. We believe that our current relations with our employees are good. There are no significant issues arising under a collective bargaining agreement that would have a material adverse effect on our financial condition, results of operations or long-term cash flows.
     Seasonality of our Business
     The number of billing days in a fixed period and the seasonality of our clients’ businesses may affect our operating results. Demand for some of our services has historically been lower during automotive shutdown periods including both summer and year-end holidays.
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
     Sales of our services to the automotive market (including OEM suppliers) accounted for approximately 92.1% of our net sales for the fiscal year ended December 31, 2006. As a result, our principal operations are directly related to global new and used automotive vehicle sales. Automotive sales are highly cyclical, dependent on consumer spending and subject to the impact of domestic and international economic conditions. A decline in automotive sales, or a decrease in the prices that we can realize from sales of our services to the automotive market, could materially adversely affect our results of operations or financial condition.
We are reliant on our major clients.
     In the fiscal year ended December 31, 2006, sales to Ford Motor Company (“Ford”), DaimlerChrysler and General Motors Corp., including their automotive subsidiaries, accounted for approximately 48.3%, 20.9%, and 6.7% of our consolidated sales from continuing operations, respectively. Our traditional product offerings, particularly in the engineering and staffing areas, are under intense pressure due to continuing cost containment and consolidation actions at our major clients. There can be no assurance that any of our top clients will continue to require all of the services currently provided or that any of our top clients will not develop alternative sources, including their own in-house operations, for the services they currently purchase. If any one of our top clients significantly decreases the amount of services it purchases from us or is no longer a client, it could have a material adverse effect on our results of operations and financial condition. In connection with selected services we provide to Ford, we collect receivables at approximately the same time we make payment to our suppliers. However, in connection with other programs, we typically are reimbursed by our clients within invoicing terms, which is generally a 30 to 60 day period after we pay our employees. If any of our large clients were to experience a liquidity problem that resulted in the client being unable to reimburse us, we could, in turn, develop a liquidity problem. This could have a material adverse effect on our business, operating results or financial condition.
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
Termination of client relationships may cause us to have uncovered financial commitments.
     As a leading, single source provider of business, staffing, and engineering services, we provide our clients with a broad range of complementary services tailored to suit our clients’ needs. Accordingly, as our clients’ needs arise, we must sometimes make significant financial commitments and incur overhead expenses in order to complete projects or fulfill purchase orders. In the event that our clients cancel or cease to maintain their arrangements with us or we are unable to procure similar business from new clients, we may not be able to generate sufficient revenues to offset our financial commitments or overhead expenses. There can be no assurance that the work flow under our current arrangements will continue or that these arrangements will be replaced by similar arrangements with the same or new clients.
The revenues and stability of our client contracts fluctuates, which may adversely affect our operating results.
     Most of our contracts do not ensure that we will generate a minimum level of revenues, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. For example, we experienced declining revenue in our staffing and engineering business units over the last several years due in part to challenges posed by our key clients. Although we seek to sign multiyear contracts with our clients, our contracts generally allow clients to terminate the contract, or terminate or reduce client interaction volumes, on relatively short notice. We are usually not designated as our clients’ exclusive service provider; however, we believe that meeting our clients’ expectations can have a more significant impact on revenues generated by us than the specific terms of our client contracts.
Restrictive covenants in our senior credit facility, the indenture governing our outstanding senior secured notes and our other current and future indebtedness could adversely restrict our operating flexibility.
     The discretion of our management with respect to certain business matters may be limited by covenants contained in our senior credit facility and the indenture, as well as other current and future debt instruments. Among other things, the covenants contained in such indenture restrict, condition or prohibit us from incurring additional indebtedness, creating liens on our assets, making certain asset dispositions and entering into certain transactions with affiliates. In addition, our senior credit facility contains financial and operating covenants and prohibitions, including requirements that we maintain certain financial ratios. There can be no assurance that our leverage and these restrictions will not materially and adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Moreover, a failure to comply with the obligations contained in the indenture or any other agreements with respect to additional financing, including our senior credit facility or any replacement facility, could result in an event of default under these agreements, which could permit acceleration of the related debt and acceleration of debt under future debt agreements that may contain cross acceleration or cross default provisions.
Our ability to meet our long-term liquidity needs and obtain additional financing is uncertain.
     Effective June 30, 2006, we entered into a credit agreement with Wells Fargo Foothill, Inc. to replace our prior facility with JPMorgan Chase Bank, N.A. The initial term of our senior credit facility was three years. In connection with the refinancing of our senior and subordinated notes, referenced below, the term of our senior credit facility was extended until the date which is ninety (90) days prior to the maturity date of the senior notes offered through our refinancing. In addition, the total line (borrowings and letters of credit) was increased from $25.0 million to $30.0 million. Although we believe that our financing arrangements provide us with sufficient flexibility to fund our operations and debt service requirements, there can be no assurance that will be the case. Furthermore, additional financing may not be available when needed, or, if available, financing may not be on terms favorable to us. If financing is not available when required or is not available on acceptable terms, we may be required to significantly curtail our business operations.
     For additional information regarding the refinancing of our senior and subordinated notes, refer to Note 18 of our consolidated financial statements included under Item 8 of this Report.
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
     We have identified a material weakness in our internal control over financial reporting as described under Item 9A “Controls and Procedures” in this Form 10-K. Our business may be adversely affected if we have not adequately addressed this weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.
     The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies.
     We are committed to, and are actively engaged in, remedying this matter. The failure to implement, or delays in implementing, the improvements necessary to remedy the material weakness could adversely affect our ability to report reliable financial information on a timely basis and to comply with the financial reporting requirements under applicable governmental rules.
Our principal shareholder may exercise control over our operations.
     As of December 31, 2006, Citigroup Venture Capital Equity Partners, L.P. (“CVC”) and Court Square Capital Limited, an indirect wholly-owned subsidiary of Citigroup, Inc., together with their affiliates collectively, “Citigroup”) beneficially owned approximately 76.5% of our outstanding common stock. Court Square Capital Partners (“Court Square”) is an independent private equity firm founded by the former managers of CVC that manages CVC. Accordingly, Citigroup and Court Square may be able to:
•	select our entire Board of Directors;

•	control our management and policies; and

•	determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.
     Citigroup and Court Square may also be able to prevent or cause a change in control of the company and will be able to amend the company’s Certificate of Incorporation and Bylaws without the approval of any other of our stockholders. Further, Citigroup and certain members of management have entered into a stockholders’ agreement in which they have agreed to vote their shares in a manner so as to elect our entire Board of Directors.
The industries in which we operate are highly competitive.
     Each industry in which we operate is highly competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and highly specialized companies. We also compete with in-house units of our clients. Several of our competitors may have greater name recognition, as well as greater marketing, financial and other resources than us.
     Price competition in each industry we operate is significant, and pricing pressures from competitors and clients are increasing, particularly as our clients continue to competitively bid new contracts. Additionally, we face the risk that certain of our clients may decide to offer more highly integrated services at a lower cost internally if they have the capability to do so. Moreover, competition from internet-based sources has increased and seeks to displace our service businesses and our competitors by replacing them with new business models.
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
     Demand for our services is highly dependent upon the general level of economic activity and the staffing needs of our clients. The pace of client capital spending programs, new product launches and similar activities have a direct impact on the need for staffing services and project outsourcing. When economic activity begins to increase, temporary personnel are often added before full-time employees are hired. During expansions, there is also increased competition among staffing firms for qualified personnel. Conversely, as economic activity slows, the use of temporary employees is often curtailed by clients before permanent employees are laid off, resulting in a decreased demand for temporary personnel. For example, we experienced declining revenues over the last several years due to the unstable economic environment, the volatile demand for engineering and staffing services and challenges posed by key clients. Thus, an economic downturn on a national, regional or local basis could adversely affect the demand for our services and could have a material adverse effect on our results of operations or financial condition.
Our future success is substantially dependent on the availability of qualified personnel.
     Our future success is substantially dependant upon our ability to attract, retain and develop personnel, particularly technical personnel, who possess the skills and experience necessary to meet the requirements of our clients or to successfully bid for new client projects. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with the changing needs of our clients and emerging technologies. Competition for individuals with proven technical or professional skills is intense, and demand for such individuals is expected to remain very strong for the foreseeable future. We compete with other staffing companies, as well as our clients and other employers for qualified personnel. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers and upon economic terms acceptable to us. If the cost of attracting and retaining personnel increases, there can be no assurance that we will be able to pass this increased cost through to our clients, and therefore these increases may have a significant effect on our results of operations and financial condition.
We are substantially dependent upon our key personnel.
     Our operations are substantially dependent upon the continued efforts of our executive officers and senior management. In addition, we are substantially dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of key executive officers and senior management who have acquired experience in running our operations on an international level may cause a significant disruption to our business. Moreover, the loss of our key local managers and field personnel may jeopardize existing client relationships with businesses that continue to use our services based upon past direct relationships with these local managers and field personnel. Either of these types of losses could adversely affect our operations, including our ability to establish and maintain client relationships.
We are subject to risks related to our international operations, which could have a material adverse effect on those operations or our business as a whole.
     We currently provide services in 18 countries. For the fiscal year ended December 31, 2006, our foreign subsidiaries accounted for $159.8 million, or 44.1% of our consolidated net sales from continuing operations. We expect sales by foreign subsidiaries as a percentage of total sales to rise. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:
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
     Results for any quarter or fiscal year are not necessarily indicative of the results that we may achieve for any subsequent quarter or fiscal year. The following factors are likely to cause fluctuations in our results of operations for particular quarterly or annual periods:
•	seasonality, including number of workdays and holiday and summer vacations;

•	the business decisions of our clients regarding the use of our services;

•	periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing engagements;

•	the stage of completion of existing projects and/or their termination;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including those for personnel, support services and severance;

•	our ability to maintain an appropriate headcount in each of our workforces;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals or payments of variable compensation to our employees; and

•	global, national, regional and local economic and political conditions and related risks, including acts of terrorism.

We may be liable for the actions of our employees and our clients.
     In the course of providing services to our clients, we place our employees in the workplaces of other businesses. An attendant risk of this activity includes possible claims of errors and omissions, misuse of client proprietary information, discrimination and harassment, theft of client property, other criminal activity or torts, workers’ compensation claims and other claims. We have policies and guidelines in place to help reduce our exposure to these risks and have purchased insurance policies against certain risks in amounts that we believe to be adequate. While we have not historically experienced any material claims of these types, there can be no assurance that we will not experience these types of claims in the future or that our insurance will remain available on reasonable terms or be sufficient in amount or scope to cover any such liability. In addition, there can be no assurance that we may not incur fines or other losses or negative publicity with respect to such problems that could have a material affect on our business. In some instances, we have agreed to indemnify clients against some of the foregoing matters.
The temporary employment industry is heavily regulated.
     The temporary employment industry is heavily regulated in many of the jurisdictions in which we operate. There can be no assurance that the jurisdictions in which we operate will not create additional regulations that prohibit or restrict certain types of employment services that we currently provide, or impose new or additional benefit, licensing or tax requirements that may reduce our future earnings.
     There can be no assurance that we will be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.
The cost of unemployment insurance premiums and workers’ compensation costs for our temporary employees may rise and reduce our profits.
     Businesses use temporary staffing in part to shift certain employment costs and risks to personnel services companies. For example, we are responsible for and pay unemployment insurance premiums and workers’ compensation for our temporary employees. These costs have generally risen as a result of increased claims and governmental regulation, as have the level of wages generally. There can be no assurance that we will be able to increase the fees charged to our clients in the future to keep pace with increased costs. Price competition in the personnel services industry is intense, and has led to lower margins. There can be no assurance that we will maintain our margins, and if we do not, our profitability could be adversely affected.
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

Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and projected operating needs. The number of facilities in any region is dictated by the local demographics and requirements to support our clients’ needs. Our facilities are utilized to provide all or any combination of our service offerings across all of our segments. The following table sets forth the current number of facilities we operate by region, including one facility held for sale as of December 31, 2006:

Number of
Region	Facilities
North America	15
Germany	3
United Kingdom	2
Rest of Europe	6
Other	2

Total	28

     All of our facilities are leased with the exception of one facility in Europe that is currently held for sale. We believe that the termination of any one lease would not have a material adverse affect on our business.
Item 3. Legal Proceedings.
     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter was a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. During the fourth quarter of 2006, the Company’s appeal to the Michigan Supreme Court was denied and the Company paid a $3.8 million award to the seller. Another matter is a complaint filed by DaimlerChrysler on February 1, 2007 in the Circuit Court of Oakland County, MI alleging over billing on past services and seeking an unspecified monetary award. The Company is in the process of trying to resolve the matter with DaimlerChrysler. In addition, our subsidiaries and we are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial condition, results of operation or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     MSXI is privately owned and there is no current public trading market for our equity securities. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” pertaining to security ownership of certain beneficial owners and management and equity compensation plan information. For further information related to ownership aspects of our common stock, see the discussion under “Amended and Restated Stockholders’ Agreement” contained under “Item 13. Certain Relationships and Related Transactions”. For additional information on outstanding options to purchase our common stock refer to Note 17 of our consolidated financial statements included under Item 8 of this Report. There were 41 record holders of our common stock as of March 30, 2007.
     During 1999 and 2003, we completed offers to exchange senior subordinated notes and senior secured notes, respectively, that had been registered under the Securities Act of 1933 for similar notes that had not been registered.
     We may not declare or pay any dividends or other distributions with respect to any common stock or other class or series of stock ranking junior to our Series A Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. For additional information see Note 13 to our consolidated financial statements included under Item 8 of this Report.
     In March 2007, the Company completed a private offering totaling $205.0 million aggregate principal amount of 12 1/2% senior secured notes that mature April 1, 2012. The notes were issued by MSX International UK PLC, MSX International Business Services France, SAS, and MSX International GmbH (collectively, “the Issuers”). Interest on the notes is payable semi-annually and will commence on October 1, 2007. Proceeds from the offering will be used to repay debt outstanding under the Company’s prior senior notes.
     The senior secured notes are collateralized by security interests in substantially all of the assets of the Company and its domestic subsidiaries and certain assets of the Issuers, subject to permitted liens. Payment obligations under the senior secured notes issued by the Issuers are guaranteed jointly and severally by all domestic subsidiaries of the Company and the Issuers. The notes contain covenants, which among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.
     As part of its refinancing plan, the Company restructured its corporate structure, including the formation of a new holding company, MSX-IBS Holdings, Inc. (the “Successor Company”), which will own all of the stock of MSX International, Inc. As part of this restructuring the outstanding preferred stock of the Company was cancelled and replaced by preferred stock issued by the Successor Company.
     Simultaneously, the Successor Company entered into a $25.0 million exchange agreement for the Company’s outstanding mezzanine term notes due October 2007 and an exchange agreement for the Company’s outstanding fourth lien term notes due January 2008 in the amount of $17.1 million, plus accrued interest. As a result, upon completion of the exchanges, the mezzanine term notes and the fourth lien term notes no longer will be obligations of the Company.
     In connection with this refinancing, the Company extended the term of its senior credit facility until the date which is ninety (90) days prior to the maturity date of the senior notes. The Company also increased the total line (borrowings and letters of credit) from $25.0 million to $30.0 million.

Item 6. Selected Financial Data.
     The selected historical consolidated financial data (other than EBITDA from continuing operations, as defined) as of and for the five fiscal years ended December 31, 2006 have been derived from our audited historical financial statements. The results of operations for the periods presented include the results of operations of acquired companies from the effective date of their acquisition. Results of operations classified as discontinued are shown separately. For additional information on discontinued operations see Note 3 of our consolidated financial statements included under Item 8 of this Report. The selected financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year Ended
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(in thousands)
Operations Data:
Net Sales	$362,215	$402,279	$417,751	$460,222	$483,690
Cost of Sales	296,427	338,107	350,241	390,120	409,227

Gross profit	65,788	64,172	67,510	70,102	74,463
Selling, general and administrative expenses	26,870	29,003	32,065	44,791	53,909
Goodwill impairment charges	—	—	—	—	4,265
Restructuring and severance costs	3,123	2,632	209	19,266	3,967
Gain on extinguishment of debt	—	(704)	—	—	—
Loss on asset impairment and sale	—	—	—	1,652	4,356

Income from continuing operations before interest, income taxes, and equity in affiliates	35,795	33,241	35,236	4,393	7,966
Interest expense, net	29,488	34,043	30,808	28,604	23,951

Income (loss) from continuing operatings before income taxes, minority interests and equity in affiliates, net of taxes	6,307	(802)	4,428	(24,211)	(15,985)
Income tax provision (benefit)	7,718	708	1,607	17,303	(3,651)
Less minority interests and equity in affiliates, net of taxes	—	—	—	(40)	2,524

(Loss) income from continuing operations before cumulative effect of accounting change for goodwill impairment	(1,411)	(1,510)	2,821	(41,474)	(14,858)
Income (loss) from discontinued operations	7,377	(112,900)	(1,164)	(25,304)	(9,634)

Income (loss) before cumulative effect of accounting change for goodwill impairment	5,966	(114,410)	1,657	(66,778)	(24,492)
Cumulative effect of accounting change for goodwill impairment	—	—	—	—	(38,102)

Net income (loss)	$5,966	$(114,410)	$1,657	$(66,778)	$(62,594)

Balance Sheet Data:
Cash and cash equivalents (A)	$36,022	$27,737	$34,377	$36,650	$10,935
Total assets	167,102	214,436	382,571	436,083	432,542
Total senior secured debt	124,306	121,688	130,864	130,261	104,674
Total debt	256,944	251,688	260,864	260,261	234,674
Redeemable preferred stock	115,208	102,566	91,312	81,812	72,629
Shareholders’ deficit	(321,648)	(310,834)	(183,462)	(177,474)	(108,817)

Other Data:
EBITDA from continuing operations, as defined (B)	$39,846	$38,299	$43,240	$26,007	$31,290
Capital expenditures	1,189	1,999	972	2,588	9,003

(A)	Includes restricted cash and cash equivalents.

(B)	EBITDA is not a measure of operating results or cash flows from operations, as determined in accordance with accounting principles generally accepted in the United States. We have included EBITDA because we believe it is an indicative measure of operating performance and is used by investors and analysts to evaluate companies with our capital structure. As presented by us, EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA should be considered in addition to, not as a substitute for, operating income, income (loss) from continuing operations, cash flows, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

EBITDA for each period is presented as defined in our senior secured note indenture and is calculated as income (loss) from continuing operations before the cumulative effect of accounting changes, plus (i) income tax provision, (ii) Michigan single business and similar taxes, (iii) minority interests and equity in affiliates, (iv) net interest expense, (v) gain on extinguishment of debt, (vi) loss on asset impairment and sale, (vii) depreciation, and (viii) goodwill impairment charges. Gain on extinguishment of debt, losses on asset impairment and sale and goodwill impairment charges have been added back for EBITDA purposes as these represent amounts that will not require cash settlement at any future date. Michigan single business and similar taxes are treated like other income based taxes for purposes of EBITDA calculations, although U.S. generally accepted accounting principles require that such amounts are included as a component of operating income due to the nature of the tax.

The following table reconciles income (loss) from continuing operations before the cumulative effect of an accounting change to EBITDA from continuing operations, as defined:

	Fiscal Year Ended
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
			(in thousands)
(Loss) income from continuing operations before cumulative effect of accounting change	$(1,411)	$(1,510)	$2,821	$(41,474)	$(14,858)
Income tax provision (benefit)	7,718	708	1,607	17,303	(3,651)
Michigan single business and similar taxes	1,736	1,737	1,988	2,279	2,701
Minority interests and equity in affiliates, net of taxes	—	—	—	(40)	2,524
Interest expense, net	29,488	34,043	30,808	28,604	23,951
Gain on extinguishment of debt	—	(704)	—	—	—
Loss on asset impairment and sale	—	—	—	1,652	4,356
Depreciation	2,315	4,025	6,016	17,683	12,002
Goodwill impairment charges	—	—	—	—	4,265

EBITDA from continuing operations, as defined	$39,846	$38,299	$43,240	$26,007	$31,290

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
     Our business segments are affected by differing industry dynamics within a highly competitive automotive market. Our traditional product offerings, particularly in the engineering and staffing areas, are under intense pressures due to continuing cost containment and consolidation actions at our major clients. As a result of these and other industry trends, we have experienced overall revenue declines during the past several years. We believe that automotive OEM budgets will continue to be challenged due to excess capacity, competition for market share, and pressure to reduce costs. In response to these trends, we are focused on the following strategies:
•	Increase margins though emphasis on higher return service offerings – We are committed to developing and delivering higher value-added integrated business solutions to address the complex and evolving outsourcing needs of our clients. We believe this will both enhance profitability and solidify our position as a one-stop outsource business solution provider.

•	Capitalize on growing trend toward outsourcing – In many instances, our principal competition is our clients’ in-house operations. These internal resources often have other operational priorities, or they have become relatively costly or non-responsive to organizational requirements. We believe our clients are implementing outsourcing strategies in order to reduce costs, increase flexibility, and gain access to unique expertise or technologies.

•	Increase market share – Based on our significant experience delivering complex technical services to OEMs and dealers, we possess the credibility and technical expertise to serve other constituents in the automotive industry with similar outsourcing requirements. Our goal is to expand and diversify our client base by cross-selling our capabilities to existing clients and providing our clients with an integrated portfolio of technical business solutions.
     Our long-term strategy is to expand warranty management and dealer process improvement related programs with current and prospective clients. Our warranty management programs focus on reducing overall customer warranty and warranty administration costs through outsourcing arrangements while implementing process improvements and best practices. The goal of our dealer process improvement programs is to increase aftermarket and related sales while maximizing customer satisfaction for our clients. We believe that these solutions address specific client needs in the increasingly competitive market. As we continue to penetrate new clients in the automotive industry, we are also working to expand our solution offerings. Although we cannot provide assurance about the future, we believe this strategy will enhance profitability and competitiveness on existing business while we work to expand higher value offerings to current and prospective clients.
     We are continually evaluating the rate of return on our portfolio of service offerings based on changing market conditions. During the fourth quarter of fiscal 2004, we determined we would seek to divest substantially all of our engineering and staffing businesses in Europe. The sale of these businesses was completed during 2005 and 2006. During the first quarter of 2005, we determined we would seek to divest our technical and commercial publishing business based primarily in Italy and closed the sale in 2006. In January 2006, we completed the sale of a contract-manufacturing subsidiary in the U.S. During the first quarter of fiscal 2006, we approved, and subsequently completed, the sale of selected U.S. staffing operations. Management will continue to explore and evaluate additional development alternatives to focus on our business units with higher growth and return prospects, particularly in the areas of warranty management and dealer process improvement solutions.
     The following analysis of our results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements and the related notes included under Item 8 of this Report. Where necessary, prior year information has been modified to conform to the current year presentation. Operations classified as discontinued at December 31, 2006 have been excluded from the discussion of continuing operations and are discussed separately under the heading “Discontinued Operations.”

Results of Operations
     Fiscal Year Ended December 31, 2006 Compared with the Fiscal Year Ended January 1, 2006
     Net Sales. Overall, consolidated net sales decreased $40.1 million, or 10.0%, compared to fiscal 2005. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Year Ended		Inc / (Dec) vs. 2005
	2006	2005	$	%
	(dollars in thousands)
Integrated Business Solutions	$171,056	$170,931	$125	0.1%
Human Capital Solutions	106,378	139,576	(33,198)	(23.8%)
Engineering Services	84,781	91,772	(6,991)	(7.6%)

Total net sales	$362,215	$402,279	$(40,064)	(10.0%)

     Sales of integrated business solutions reflect an increase in sales from European operations of $11.4 million compared to 2005. The increase is primarily due to a number of new warranty, retail and technical programs that began in 2006. These sales also reflect variations in exchange rates on non-U.S. operations during 2006. Foreign exchange rate movements increased sales $1.7 million versus fiscal 2005. These increases were fully offset by lost or reduced program volumes attributed to cost reduction efforts by our traditional U.S. clients.
     The decline in human capital solutions reflects reduced volumes in our U.S. automotive contract staffing services. Sales declined approximately $33.2 million from 2005 to 2006 mostly due to the exit of substantially all staffing programs with Delphi Corporation, which represents a $19.2 million decrease year-over-year. The majority of Delphi programs were transitioned to other suppliers subsequent to their filing for bankrupcty protection in October 2005. The decrease in sales of human capital solutions also reflects further reductions in automotive staffing volumes, primarily related to programs with General Motors Corp. and Ford Motor Company. Declines in such programs represent a $12.0 million reduction in sales from 2005 to 2006.
     Sales of engineering services reflect decreased volumes in selected outsourced OEM engineering programs and specialty shop programs due to reduced OEM spending on specialty vehicle and accessory development. Reductions in U.S. based programs were offset by a $5.7 million increase in sales from our Brazilian contract engineering operations. The increase is due to a $1.9 million increase on Ford Motor Company related programs and a positive impact from exchange rates of $3.8 million from 2005 to 2006.
     Operating Income. Our consolidated gross profit, selling, general and administrative expenses, and operating income for the periods presented were as follows:

	Fiscal Year Ended		Inc / (Dec) vs. 2005
	2006	2005	$	%
	(dollars in thousands)
Gross profit	$65,788	$64,172	$1,616	2.5%
% of net sales	18.2%	16.0%	n/a	n/a

Selling general and adminstrative expenses	$26,870	$29,003	$(2,133)	(7.4%)
% of net sales	7.4%	7.2%	n/a	n/a

Operating income	$35,795	$33,241	$2,554	7.7%
% of net sales	9.9%	8.3%	n/a	n/a

     Overall gross profit from continuing operations increased in fiscal 2006 over fiscal 2005 due primarily to indirect cost savings, partially offset by decreased sales volumes. Volume reductions resulted in a decrease in gross profit of approximately $14.1 million. Volume reductions were more than offset by cost savings and improved mix of higher margin programs. We have realigned our variable cost structure to current levels of business by reducing indirect labor, operating costs, and the elimination of unprofitable operations that are not strategic to our long-term growth. We will continue to rationalize our cost structure for selected programs while working to expand more profitable lines of business.
     Selling, general and administrative costs decreased for 2006, but increased as a percentage of sales versus 2005. Reductions have been achieved through consolidation and streamlining of supporting operations resulting in reduced headcount and related costs. We continually evaluate selling, general and administrative expenses versus current and projected levels of business and expect to adjust our supporting operations as necessary.
     Operating results during fiscal 2006 and 2005 reflect cost reduction actions that resulted in restructuring costs totaling $3.1 million and $2.6 million, respectively. Such costs primarily represent facility consolidation costs and severance and related costs associated with employee reductions. We will continue to review operational and support costs relative to projected levels of business and take actions to optimize our cost structure. For a detailed analysis and explanation of these costs refer to “Restructuring Initiatives” below.
     During the fourth quarter of fiscal 2005, a subsidiary of MSXI agreed to settle a debt obligation under a silent partnership agreement resulting in a gain on the extinguishment of $0.7 million. The silent partnership debt had an original maturity of December 31, 2005. The settlement was funded from cash operations.
     Interest Expense. Interest expense, net decreased from $34.0 million during fiscal 2005 to $29.5 million during fiscal 2006, a decrease of $4.5 million. The decrease in interest expense compared to fiscal 2005 primarily resulted from the impact of foreign exchange rates on the recorded value of U.S. dollar-denominated debt issued by our U.K. subsidiary. Net of foreign exchange driven reductions, interest expense improved slightly year-over-year due to reduced short-term borrowing requirements under our bank credit lines.
     Income Taxes. Our provision for income taxes was $7.7 million during fiscal 2006 compared to $0.7 million during fiscal 2005. The following summarizes items impacting our effective income tax rate during fiscal 2006 and 2005:

	Fiscal Year Ended
	December 31,	January 1,
	2006	2006
Tax at 35% U.S. statutory rate	$2,207	$(281)
Valuation allowance	4,616	2,564
Effect of foreign tax rates	(318)	(1,044)
State and local taxes	215	401
Other, net	998	(932)

	$7,718	$708

     The provisions for fiscal 2006 and 2005 include an income tax benefit of approximately $2.1 million and $2.6 million, respectively, related to the reversal of valuation allowances primarily in our foreign operations. These benefits resulted from changes in the composition of the respective operations due to completed sale transactions. Based on such changes, management determined that it was more likely than not that certain deferred tax assets will be realized in the future. We intend to utilize tax planning strategies, where possible, to ensure utilization of tax assets that are available.

Fiscal Year Ended January 1, 2006 Compared with the Fiscal Year Ended January 2, 2005
     Net Sales. Overall, consolidated net sales decreased $15.5 million, or 3.7%, compared to fiscal 2004. Fiscal 2005 results reflect one week less sales for selected businesses due to the additional week included during fiscal 2004 as a result of our fiscal calendar. This reduction in billable days along with unfavorable exchange rates on non-U.S. sales were the primary reasons for the reduction in net sales from continuing operations during fiscal 2005. Our sales by segment, net of intercompany sales, were as follows:

	Fiscal Year Ended		Inc / (Dec) vs. 2004
	2005	2004	$	%
	(dollars in thousands)
Integrated Business Solutions	$170,931	$181,863	$(10,932)	(6.0%)
Human Capital Solutions	139,576	147,566	(7,990)	(5.4%)
Engineering Services	91,772	88,322	3,450	3.9%

Total net sales	$402,279	$417,751	$(15,472)	(3.7%)

     Year-over-year sales of integrated business solutions reflect favorable volumes on warranty management and retail service improvement programs in both European and U.S. operations. Our sales also reflect variations in exchange rates on non-U.S. operations during 2005. Foreign exchange rate movements increased sales $3.3 million versus fiscal 2004. Improvements in sales volumes in warranty and retail programs have been offset by reductions in other traditional programs, primarily related to document management services. Reductions were primarily due to the cancellation of such programs due to cost reduction actions at our clients.
     The decline in human capital solutions reflects reduced program volumes attributed to cost reduction efforts by our traditional U.S. clients. Reductions in fiscal 2005 also reflect reduced billable days versus fiscal 2004 due to our fiscal calendar year.
     Sales of engineering services reflect increased volumes from selected programs. Most notably, our tire and wheel assembly operations benefited from the launch of a second line during the fourth quarter of 2004 and our Brazilian contract engineering operations realized increased headcounts on Ford Motor Company related programs. Improvements in those areas were partially offset by reduced volumes in engineering and specialty shop programs versus 2004.
     Operating Income. Our consolidated gross profit, selling, general and administrative expenses, and operating income for the periods presented were as follows:

	Fiscal Year Ended		Inc / (Dec) vs. 2004
	2005	2004	$	%
	(dollars in thousands)
Gross profit	$64,172	$67,510	$(3,338)	(4.9%)
% of net sales	16.0%	16.2%	n/a	n/a

Selling, general and administrative expenses	$29,003	$32,065	$(3,062)	(9.5%)
% of net sales	7.2%	7.7%	n/a	n/a

Operating income	$33,241	$35,236	$(1,995)	(5.7%)
% of net sales	8.3%	8.4%	n/a	n/a
     Overall gross profit from continuing operations decreased from fiscal 2004 due to reduced sales volumes, partially offset by indirect cost savings. Volume reductions resulted in a decrease in gross profit of over $5.2 million. Volume reductions were partially offset by cost savings and improved mix of higher margin programs.

     Selling, general and administrative expenses decreased $3.1 million compared to fiscal 2004. Selling, general and administrative expenses, as a percentage of net sales, were 7.2% during fiscal 2005 compared to 7.7% during fiscal 2004. The overall decline is due to cost reductions, net of increased investment in selected sales and business development initiatives during fiscal 2005.
     Operating results during fiscal 2005 and 2004 reflect cost reduction actions that resulted in restructuring costs totaling $2.6 million and $0.2 million, respectively. Such costs primarily represent payments for severance and related costs associated with employee reductions. For a detailed analysis and explanation of these costs refer to “Restructuring Initiatives” below.
     During the fourth quarter of fiscal 2005 a subsidiary of MSXI agreed to settle a debt obligation under a silent partnership agreement resulting in a gain on the extinguishment of $0.7 million. The silent partnership debt had an original maturity of December 31, 2005. The settlement was funded from cash operations.
     Interest Expense. Interest expense, net increased from $30.8 million during fiscal 2004 to $34.0 million during fiscal 2005, an increase of $3.2 million. The increase in interest expense compared to fiscal 2004 primarily resulted from the impact of foreign exchange rates on the recorded value of U.S. dollar denominated debt issued by our U.K. subsidiary. Changes in exchange rates resulted in an adverse impact during fiscal 2005 and a favorable impact during fiscal 2004.
     Income Taxes. Our provision for income taxes was $0.7 million during fiscal 2005 compared to $1.6 million during fiscal 2004. The following summarizes items impacting our effective income tax rate during fiscal 2005 and 2004:

	Fiscal Year Ended
	January 1,	January 2,
	2006	2005
Tax at 35% U.S. statutory rate	$(281)	$1,550
Valuation allowance	2,564	4,371
Effect of foreign tax rates	(1,044)	(1,776)
State and local taxes	401	(176)
Other, net	(932)	(2,362)

	$708	$1,607

     The fiscal 2005 provision includes an income tax benefit of approximately $2.6 million related to the reversal of valuation allowances primarily in our U.K. operations. Excluding this benefit, the effect of valuation allowances was consistent during 2005 compared to 2004. Other items impacting the effective tax rates relate to non-deductible expenses in selected jurisdictions.
     Restructuring Initiatives
     We completed significant restructuring programs during the past three years in response to lower demand for information technology staffing solutions, cost containment actions at major clients and deferrals of product development initiatives in the automotive industry. Such actions affecting our business have included extended seasonal shutdowns beyond normal seasonal variances, contract staffing reductions, and fee reductions due to competitive pressures and client cost reduction initiatives. In response, we have taken steps to reduce employment costs in selected business units through reductions in staffing levels.
     Management has implemented several cost reduction plans to optimize our cost structure and align resources with our growth strategy. The incremental costs of these programs have been reported during these years as restructuring and related charges and all initiatives to date have been initiated or completed at the end of fiscal 2006. The table below details the restructuring charges related to continuing operations for the last three fiscal years:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
		(in thousands)
Employee termination and related costs	$1,021	$2,632	$209
Facility consolidation costs	1,445	—	—
Asset impairments and other costs	657	—	—

Total restructuring charges	$3,123	$2,632	$209

     Employee termination and related costs
     Costs associated with employee terminations consist of severance pay, placement services, and legal and related fees. In accordance with SFAS No. 146 these charges were recorded at the time it was communicated to the employees that they were being involuntarily terminated. Reductions have been focused on indirect and administrative positions based on projected levels of business and streamlining of supporting processes.
     Facility consolidation costs
     We continually analyze our operating facilities based on profitability, lease terms, and geographic and program requirements. In response to the reductions in business, we have reduced the number of facilities we operate from 78 as of December 29, 2002 to 28 as of December 31, 2006. Facility consolidation costs include lease termination fees, rental expense, property taxes, commissions, moving expenses and legal fees associated with the vacating of facilities.
     On October 23, 2006, we entered into an agreement to terminate the lease of a facility in Auburn Hills, MI, with a remaining lease term through 2011. The lease termination resulted in a one-time payment to the lessor of $1.4 million, which represents approximately one year of lease payments. Our decision to terminate the lease is consistent with continuing efforts to reduce on-going operating costs through consolidation of facilities. Operations at the location were either moved to our existing facilities or shut down as of December 31, 2006.
     Asset impairments and other costs
     During 2006, we recorded non-cash asset impairment charges totaling $0.3 million. The charges were based on an assessment of the recoverability of our long-lived assets. Assets are considered impaired if the book value exceeds the undiscounted cash flows expected from the use of the asset. The 2006 charges also include leasehold improvements that were abandoned as a result of facility consolidations.
     For additional information regarding the restructuring liability, refer to Note 4 of our consolidated financial statements included under Item 8 of this Report.
Discontinued Operations
     In accordance with SFAS No. 144, discontinued operations include components of entities or entire entities that, through anticipated disposal transactions, will be eliminated from the on-going operations of MSXI. Management has determined these businesses are no longer core to our strategy due to changing competitive requirements, customer demands, and a required focus on business with higher growth and return prospects. For all businesses reflected as discontinued, a process for selling such operations has been initiated or completed. The following are the operations classified as held for sale as of the periods presented:

Assets Held for Sale
At December 31, 2006
•	Certain property held by MSX International Engineering GmbH
At January 1, 2006
•	MSX International Engineering GmbH, our remaining engineering operations in Germany (selected assets sold July 30, 2006)

•	Satiz S.r.l., our Italian technical and commercial publishing business (sold April 21, 2006)

•	Creative Technology Services, LLC (sold January 19, 2006)
     The following summary results of operations information is derived from the businesses that are classified as held for sale or sold as of December 31, 2006:

	December 31,	January 1,	January 2,
	2006	2006	2005
Net sales	$31,440	$141,484	$212,348
Cost of sales	27,761	129,607	199,757

Gross profit	3,679	11,877	12,591
Selling, general and administrative expense	1,573	8,401	11,501
Restructuring and severance	11	6,966	1,453
Goodwill impairment charge	—	106,696	—

Operating income (loss)	2,095	(110,186)	(363)
Interest (income) expense, net	(58)	(324)	846
Net (gain) loss on sale of businesses	(5,114)	4,000	—

Income (loss) before taxes, net	7,267	(113,862)	(1,209)
Income tax benefit	(110)	(962)	(45)

Income (loss) from discontinued operations	$7,377	$(112,900)	$(1,164)

     Results of discontinued operations include restructuring charges for various actions implemented by management. Charges for fiscal 2006 and 2005 were related to an agreement between Satiz S.r.l. and various trade union organizations that established a program for permanent employment reductions affecting 124 personnel. Affected employees utilized the program during 2006. Charges during 2004 were related to severance from on-going employment reductions.
     Fiscal 2005 results include a non-cash goodwill impairment charge totaling $89.8 million related to selected staffing operations in the U.S. and $16.9 million related to our technical and commercial publishing business in Italy. The charges represent the excess of book values over the estimated fair values of goodwill associated with such businesses. Fair value was determined based on the contemplated sale value for the businesses. Sales were subsequently completed during 2006 for approximately the contemplated values.
     Effective July 30, 2006, we completed the disposition of selected assets and liabilities associated with our remaining engineering business in Germany. The operations were sold to PD Entwicklung GmbH for a purchase price of $5.4 million before related expenses. The purchase price is subject to potential adjustment related to the resolution of certain contingencies. At closing, $0.3 million of the purchase price was placed in escrow pending resolution of these matters. The sale resulted in a net gain of $1.3 million after related fees and expenses, subject to the final resolution of contingencies.

     On April 21, 2006, MSX International Netherlands BV, a wholly-owned indirect subsidiary, sold Satiz S.r.l., (“Satiz”) a wholly-owned indirect Italian subsidiary, to Localfin S.r.l., (“LocalFin”) an Italian company with offices in Via Sant ‘Ennodio 1/A, Pavia, Italy. LocalFin paid € 1.5 million for Satiz, with the potential for additional payments based on (i) any refunds to Satiz by the Italian Government of certain taxes and (ii) 2007 revenues generated by Satiz. As part of the sale agreement, we agreed to honor promissory notes previously issued and payable to Satiz, which totaled approximately $5.4 million at closing. Proceeds from the sale were used to fund payments of a portion of the promissory notes payable to Satiz. The sale resulted in a net gain of about $3.6 million after fees and related expenses. The sale of Satiz eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     On March 3, 2006, we concluded the sale of selected U.S. staffing businesses. The sale was completed for approximately $1.0 million plus royalties based on future performance of the business. Assets sold were comprised primarily of goodwill, net of an impairment charge recorded during the fourth quarter of fiscal 2005. Accounts receivable associated with the businesses were retained and have been substantially liquidated. The sale resulted in no gain or loss after fees and related expenses.
     On January 19, 2006, we concluded the sale of an indirect, wholly-owned subsidiary, Creative Technology Services, LLC, for approximately $6.2 million in cash plus a note receivable for approximately $0.2 million. Net assets sold approximated $5.9 million at the time of sale. The transaction resulted in a net gain of about $0.5 million after related fees.
     On October 1, 2005, we completed the disposition of substantially all of the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a purchase price of approximately $7.9 million, before related expenses. The sale resulted in a net gain of $0.6 million after fees and related expenses. MSX International Limited continues to deliver technical business services and vendor management programs to our clients.
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
Liquidity and Capital Resources
     Cash Flows
     General. Historically, our principal capital requirements are for working capital, product development initiatives, and capital expenditures for customer programs. These requirements have been met through a combination of senior secured debt, senior subordinated notes, and cash from operations. In response to lower sales volumes and a de-emphasis on capital-intensive businesses we have reduced our capital expenditures for existing programs and selected new product development initiatives in recent years. Capital expenditure requirements for current programs have decreased commensurate with reduced demand for selected services and by redeploying underutilized assets. We also emphasize disciplined management of working capital. Days sales outstanding, accounts receivable agings, and other working capital metrics are monitored closely to minimize investments in working capital. We believe that such metrics are important to identify opportunities and potential problems, particularly those associated with the automated payment processes of our large automotive clients. Cash balances in excess of amounts required to fund daily operations are used to pay down any amounts outstanding under our credit facility. Thereafter, surplus funds are invested in short-term, money market investments.
     We typically pay our employees on a weekly basis and receive payment from our clients within invoicing terms, which is generally a 30 to 60 day period after the invoice date. However, in connection with certain of our vendor management services, we collect related receivables at approximately the same time we make payment to suppliers.
     Operating Activities. Net cash provided by operating activities was $7.8 million in fiscal 2006, a $0.1 million increase from $7.7 million in fiscal 2005. Cash flows from operating activities are impacted by the timing of payments for vendor management programs. Funding for vendor management programs increased operating cash flow by $0.2 million versus fiscal 2005 due to the timing of receipts from clients. Unfunded payments for such programs are reflected as book overdrafts in our financial statements. Liquidation of selected inventories resulted in cash of $0.2 million during fiscal 2006 versus $3.8 million during fiscal 2005. Inventory levels primarily reflect activity associated with contract manufacturing operations in the U.S. Improved collection of receivables generated more cash during fiscal 2005 than during fiscal 2006. The remaining changes in cash from operating activities is due to declines in working capital as a result of reduced business levels and the exit from certain operations during 2006. As of December 31, 2006, $4.5 million of cash was held on behalf of a vendor management solutions partner. Such amounts will be paid to vendors or our partner company in accordance with normal terms
     Net cash provided by operating activities was $7.7 million in fiscal 2005, a $7.8 million decrease from $15.5 million in fiscal 2004. Cash flows from operating activities are impacted by the timing of payments for vendor management programs. Funding for vendor management programs reduced operating cash flow by $11.2 million versus fiscal 2004 due to the timing of receipts from clients. Unfunded payments for such programs are reflected as book overdrafts in our financial statements. Liquidation of selected inventories resulted in cash of $3.8 million during fiscal 2005 versus $3.5 million of investment during fiscal 2004. Inventory levels primarily reflect activity associated with contract manufacturing operations in the U.S. Remaining changes in cash from operations reflect lower earnings during fiscal 2005, primarily due to restructuring initiatives. As of January 1, 2006, $4.0 million of cash was held on behalf of a vendor management solutions partner.
     Investing Activities. Net cash provided by investing activities was $4.4 million in fiscal 2006 versus net cash used by investing activities of $7.1 million in fiscal 2005. Initial net proceeds of $11.4 million were generated from the sale of selected operations during 2006. The net proceeds received are maintained with our banking institution, which is subject to a blocked account control agreement pending resolution pursuant to our senior credit facility. Capital expenditures decreased $3.6 million for 2006 relative to 2005, offset by a $3.8 million payment to settle a dispute involving a contingent earnout obligation under the terms of a purchase agreement for the acquisition of Management Resources, Inc. Net cash used for investing activities during fiscal 2006 and 2005 includes payments related to an on-going acquisition earnout obligation. Final payments totaling $2.4 million for this obligation will be made during 2007.
     Net cash used for investing activities was $7.1 million in fiscal 2005, a $2.6 million increase from $4.5 million in fiscal 2004. The increase reflects a $2.3 million increase in capital expenditures from 2004 to 2005. Initial net proceeds of $5.1 million were generated from the sale of selected European operations. However, $5.0 million of these proceeds were subject to limitations in the Company’s senior and subordinated bond indentures and were held in a restricted cash account. Net cash used for investing activities during fiscal 2005 and 2004 includes payments of $2.4 million per year related to an on-going acquisition earnout obligation.
     Financing Activities. Net cash used for financing activities was $1.5 million in fiscal 2006, a $10.8 million decrease from $12.3 million in fiscal 2005. The decrease is primarily due to cash provided by changes in revolving debt, net of $2.2 million in 2006 compared to a use of cash of $7.9 million in 2005.
     Net cash used for financing activities was $12.3 million in fiscal 2005, a $0.5 million decrease from $12.8 million in fiscal 2004. Financing activities during 2005 include a decrease in book overdrafts of $8.3 million compared to 2004 due primarily to the timing of payments for vendor management programs. The decrease is partially offset by changes in revolving debt, net of $6.3 million for 2005 compared to 2004 and a $1.9 million repayment of debt in 2005.
Cash used for financing
     Debt Arrangements
     Credit Facility. Effective June 30, 2006, we entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent. The credit agreement replaced our prior facility with JPMorgan Chase Bank, N.A., which was concurrently terminated. The credit agreement with Wells Fargo allows for borrowings up to $20 million, subject to accounts receivable collateral requirements, with an additional $5 million of availability reserved exclusively for the issuance of letters of credit. The term of the credit agreement is three years subject to refinancing of our senior and subordinated note obligations at least 60 days prior to their maturity.

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
     Satiz Promissory Note. Effective with the sale of Satiz on April 21, 2006, we agreed to honor € 4.3 million of promissory notes previously issued and payable to Satiz. Proceeds received from the sale of Satiz during 2006 were used to fund a portion of the promissory note obligations. The balance of the notes is payable in quarterly installments of principal and interest through October 31, 2008, except amounts prepaid from sale proceeds.
     Additional information regarding these obligations is set forth in Note 10 to our consolidated financial statements included under Item 8 of this Report.
     Liquidity and Available Financing
     Our total indebtedness as of December 31, 2006 consists of senior secured notes, mezzanine term notes, senior subordinated notes, our fourth lien term notes, borrowings under our credit facilities and borrowings under various short-term arrangements. In addition, effective June 30, 2006, we entered into the Credit Agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent. The credit agreement replaced our prior facility with JPMorgan Chase Bank, N.A., which was concurrently terminated. The initial term of our senior credit facility was three years. In connection with the refinancing of our senior and subordinated notes, referenced below, the term of our senior credit facility was extended until the date which is ninety (90) days prior to the maturity date of the senior notes offered through our refinancing. In addition, the total line (borrowings and letters of credit) was increased from $25.0 million to $30.0 million.
     Available borrowing under our credit facility as of December 31, 2006 is subject to adequate accounts receivable collateral requirements. As of December 31, 2006 we had $14.4 million available for immediate borrowing, subject to minimum availability requirements and based on eligible accounts receivable as determined in accordance with our credit facility agreement. As of December 31, 2006, there were no borrowings under our senior credit facility.
     The credit agreement is secured by a first priority lien on substantially all of the current and future assets of MSXI and each domestic subsidiary. Borrowings by our United Kingdom subsidiary are also secured by substantially all of the assets of our United Kingdom subsidiaries. Advances under the new agreement bear interest at either a LIBOR rate or a Base Rate, as established by Wells Fargo Foothill, Inc., plus a margin of 2.5% for LIBOR rate loans and 1.5% for Base Rate loans. The credit agreement contains certain customary representations and warranties and ratifications that must be met on an ongoing basis.
     Our ability to borrow under the credit agreement is subject to a borrowing base determined by our accounts receivable, and net of certain reserves. Eligible accounts receivable and related reserve requirements are subject to the discretion of Wells Fargo Foothill, Inc. In addition to usual and customary affirmative and negative covenants, the credit facility contains a number of covenants which restrict, among other things, our ability to incur additional debt, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, prepay and refinance debt, and make certain changes in our business.

     At December 31, 2006, $4.4 million of restricted cash is subject to a blocked account control agreement with our banking institution. Restricted cash represents the net proceeds received from the sale of selected operations during fiscal 2006. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures. In addition to our indebtedness, we also have contractual and other commitments under various arrangements as discussed below.
     In March 2007, the Company completed a private offering totaling $205.0 million aggregate principal amount of 12 1/2% senior secured notes that mature April 1, 2012. The notes were issued by MSX International UK PLC, MSX International Business Services France, SAS, and MSX International GmbH (collectively, “the Issuers”). Interest on the notes is payable semi-annually and will commence on October 1, 2007. Proceeds from the offering will be used to repay debt outstanding under the Company’s prior senior notes.
     The senior secured notes are collateralized by security interests in substantially all of the assets of the Company and its domestic subsidiaries and certain assets of the Issuers, subject to permitted liens. Payment obligations under the senior secured notes issued by the Issuers are guaranteed jointly and severally by all domestic subsidiaries of the Company and the Issuers. The notes contain covenants, which among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.
     As part of its refinancing plan, the Company restructured its corporate structure, including the formation of a new holding company, MSX-IBS Holdings, Inc. (the “Successor Company”), which will own all of the stock of MSX International, Inc. As part of this restructuring the outstanding preferred stock of the Company was cancelled and replaced by preferred stock issued by the Successor Company.
     Simultaneously, the Successor Company entered into a $25.0 million exchange agreement for the Company’s outstanding mezzanine term notes due October 2007 and an exchange agreement for the Company’s outstanding fourth lien term notes due January 2008 in the amount of $17.1 million, plus accrued interest. As a result, upon completion of the exchanges, the mezzanine term notes and the fourth lien term notes no longer will be obligations of the Company.
     We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations. Our ability to access additional capital in the long-term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time-to-time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.
     Contractual Obligations and Off-Balance Sheet Arrangements
     Our material obligations under firm contractual and other arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations as of December 31, 2006 are summarized below.

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations			(in thousands)
Total debt	$256,944	$102,230	$154,714	$—	$—
Operating leases	5,620	4,002	1,618	—	—
Earnout obligation	2,417	2,417	—	—	—
Multi-employer pension plan obligations	944	199	596	149	—

Total	$265,925	$108,848	$156,928	$149	$—

          The earnout obligation is related to a contingent obligation pursuant to a prior acquisition. The monetary terms of the settlement are consistent in present value with amounts previously reserved by the company, with the balance paid in equal quarterly installments over three years. In addition to our total indebtedness, we also have a contingent commitment under a letter of credit totaling about $4.3 million, without duplication. Except for our letter of credit, we have no other existing off-balance sheet financing arrangements.
          Interest payments on our senior and term notes are due semi-annually. Estimated interest payments of $28.3 million and $7.4 million will be due in 2007 and 2008, respectively, assuming the respective notes are carried to expiration.
Critical Accounting Policies
          Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain accounting policies applied require management’s judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information. Significant accounting policies include:
•	Valuation of accounts receivable – Periodically, we review accounts receivable to reassess our estimates of collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, we provide valuation reserves for estimates of aged receivables that may be written off, based upon historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our customer’s liquidity and credit quality, other factors negatively impacting our customer’s ability to pay their obligations as they come due and the quality of our collection efforts.

•	Valuation of goodwill and long-lived assets – During the fourth quarter of each fiscal year we review the carrying value of our goodwill and long-lived assets for impairment based on projections of anticipated discounted cash flows. Determining market values based on discounted cash flows requires management to make significant estimates and assumptions including, but not limited to, long-term projections of cash flows, investment requirements, market conditions, and appropriate discount rates. Management judgments are based on historical experience, information from our customers, market and regional trends, and other information including, in the case of discount rates, cost of capital data compiled by third parties. While we believe that the estimates and assumptions underlying our valuation models are valid, different assumptions could result in a larger or smaller charge to earnings. In completing our analysis in 2006 we used a discount rate of 12.35%, which represents the median WACC for the staffing industry per Ibbotson Associates, in our cash flows calculations. A 1% change in the discount rate results in a $8.5 million change in the calculated fair value assuming all other assumptions are unchanged.

In addition to our annual impairment analysis, we evaluate the carrying value of specific assets and liabilities when facts and circumstances warrant such a review. During fiscal 2005, results of discontinued operations include goodwill impairment charges totaling $106.7 million related to selected staffing businesses and Satiz. Both charges represent the estimated excess of book value over the fair value of such businesses. Fair value for these businesses was determined based on contemplated sale values for each business.

•	Deferred income taxes – At December 31, 2006 our consolidated balance sheet includes net deferred tax assets of $4.7 million. As of December 31, 2006, valuation allowances totaling $64.9 million have been established against a substantial portion of our deferred tax assets. Valuation allowances were required due to cumulative operating losses generated by certain operations. In accordance with SFAS No. 109, when negative evidence such as cumulative losses exists management must place considerable weight on historical results and less weight on future projections when evaluating the realizability of deferred tax assets. As a result, management determined that the likelihood of realizing certain deferred tax assets was not sufficient to allow for continued recognition of assets.

•	Valuation of common stock purchase warrants – In connection with the issuance of mezzanine term notes during 2003, we granted to Citicorp Mezzanine III, L.P. the right to purchase 16,666 shares of our Class A common stock. The purchase warrants are exercisable at a price of $0.01 per share, subject to certain anti-dilution adjustments,

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

•	Reserves for self-insured risks – We are self-insured for a significant portion of our workers’ compensation, auto, general liability, and health insurance. Under our current self-insurance programs, we are generally responsible for up to $250,000 per claim for workers’ compensation. We maintain excess health insurance with independent insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for up to $150,000 of health insurance claims per person per year. Estimated costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, costs to settle existing claims, loss history and inflation, as well as estimates provided by our third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.
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
Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
     In September 2006, the SEC issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no effect on our reported financial position, results of operations or cash flows for the periods presented.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

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
     For more information concerning these and other factors, see the discussion under the heading “Risk Factors” in Item 1A of this Report.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain market risks, including interest rate and currency exchange rate risks. Risk exposures relating to these market risks are summarized below. This information should be read in connection with the consolidated financial statements and the related notes thereto included under Item 8 of this Report.
     Foreign Currency Risk
     We are exposed to foreign currency risk in the ordinary course of business. For fiscal 2006, 44.1% of our net sales, excluding discontinued operations, were from markets outside of the U.S. To date, the majority of our exposure to foreign exchange fluctuations has been naturally hedged since our foreign operations’ revenues and operating costs are typically denominated in the same currency. We may periodically hedge specific transactions or obligations in non-functional currencies in order to mitigate any additional risk. However, we do not enter into financial instruments for trading or speculative purposes. For the fiscal years ended December 31, 2006 and January 1, 2006, adjustments from the translation of the financial results of our foreign operations decreased equity by approximately $4.1 million and $1.7 million, respectively.

     Interest Rate Risk
     The interest rate risk associated with our borrowing and investing activities is not significant in relation to our consolidated financial position, results of operations, or cash flows. We manage interest cost using a combination of fixed and variable rate debt. We have $75.4 million of senior secured notes outstanding at a fixed interest rate of 11% and $24.9 million of mezzanine term notes at a fixed interest rate of 11.5%. Both notes mature on October 15, 2007.
     As of December 31, 2006, we had $130 million of senior subordinated notes outstanding at a fixed interest rate of 11-3/8%, which matures on January 15, 2008. As of December 31, 2006, the fair value of the senior subordinated notes was approximately $111 million, compared to its carrying value of $130 million.
     Refer to Note 18 of our consolidated financial statements included under Item 8 of this Report for discussion of refinancing activities occurring after December 31, 2006.
     Sales to Major Markets/Clients
     Our current business is heavily reliant on the domestic and foreign automotive industries. Ford Motor Company, DaimlerChrysler, and General Motors Corp., including their automotive subsidiaries, accounted for approximately 48.3%, 20.9%, and 6.7% respectively, of our consolidated net sales for fiscal 2006, excluding discontinued operations. Significant future price or volume reductions from these clients could adversely affect our earnings and financial condition. We believe we can expand our services to other less cyclical industries and have had some success in doing so. However, there can be no assurance that our diversification efforts will fully offset the impact of any further declines in our current automotive markets.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of MSX International, Inc.
We have audited the accompanying consolidated balance sheet of MSX International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSX International, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
/s/ Grant Thornton LLP
Southfield, Michigan
March 19, 2007 (except for the effect of the matters discussed in Note 18, as to which the date is March 30, 2007)

MSX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
as of December 31, 2006 and January 1, 2006

	December 31,	January 1,
	2006	2006
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,635	$22,740
Restricted cash and cash equivalents (Note 2)	4,387	4,997
Accounts receivable, net (Notes 2 and 6)	88,979	96,684
Inventory	510	785
Prepaid expenses and other assets	2,511	3,708
Assets held for sale (Note 3)	—	36,229
Deferred income taxes, net (Note 15)	4,682	5,634

Total current assets	132,704	170,777

Property and equipment, net (Note 7)	2,371	3,757
Goodwill, net (Note 8)	25,781	26,504
Assets held for sale (Note 3)	1,073	5,588
Other assets	5,107	6,810
Deferred income taxes, net (Note 15)	66	1,000

Total assets	$167,102	$214,436

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable and current portion of long-term debt (Note 10)	$102,230	$—
Accounts payable and drafts (Note 11)	59,877	63,467
Accrued payroll and benefits	17,074	19,906
Liabilities held for sale (Note 3)	—	31,332
Other accrued liabilities (Note 9)	37,618	41,771

Total current liabilities	216,799	156,476

Long-term debt (Note 10)	154,714	251,688
Other long-term liabilities	2,029	5,402
Liabilities held for sale (Note 3)	—	9,138

Total liabilities	373,542	422,704

Commitments and contingencies (Note 12)	—	—
Redeemable Series A Preferred Stock (Note 13)	115,208	102,566

Shareholders’ deficit
Common Stock, $.01 par value, 5,000,000 aggregate shares of each of Class A and Class B Common Stock authorized; 486,354 shares of Class A Common Stock issued and outstanding	5	5
Additional paid-in capital	(24,881)	(24,881)
Common stock purchase warrants	750	750
Accumulated other comprehensive loss	(6,741)	(2,602)
Accumulated deficit	(290,781)	(284,106)

Total shareholders’ deficit	(321,648)	(310,834)

Total liabilities and shareholders’ deficit	$167,102	$214,436

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three fiscal years ended December 31, 2006

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(in thousands)
Net sales	$362,215	$402,279	$417,751
Cost of sales	296,427	338,107	350,241

Gross profit	65,788	64,172	67,510

Selling, general and administrative expenses	26,870	29,003	32,065
Restructuring and severance costs	3,123	2,632	209
Gain on extinguishment of debt (Note 5)	—	(704)	—

Income from continuing operations before interest and income taxes	35,795	33,241	35,236

Interest expense, net	29,488	34,043	30,808

Income (loss) from continuing operations before income taxes	6,307	(802)	4,428

Income tax provision	7,718	708	1,607

(Loss) income from continuing operations	(1,411)	(1,510)	2,821

Income (loss) from discontinued operations, net of taxes (Note 3)	7,377	(112,900)	(1,164)

Net income (loss)	5,966	(114,410)	1,657

Accretion for redemption of preferred stock (Note 13)	(12,641)	(11,254)	(9,500)

Net loss available to common shareholders	$(6,675)	$(125,664)	$(7,843)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three fiscal years ended December 31, 2006

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$5,966	$(114,410)	$1,657
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on asset impairment and sale	(5,114)	4,000	—
Gain on extinguishment of debt	—	(704)	—
Depreciation	2,334	4,946	8,543
Goodwill impairment charges	—	106,695	—
Amortization of debt issuance costs	5,115	4,628	4,345
Deferred income taxes (benefits)	2,366	(2,579)	953
Loss on sale/disposal of property and equipment	411	189	61
Decrease in receivables, net	11,601	35,647	48,414
Decrease (increase) in inventory	230	3,811	(3,543)
Decrease (increase) in prepaid expenses and other assets	1,196	(338)	1,502
Decrease in current liabilities	(14,531)	(30,242)	(48,855)
Long-term deferred compensation	(1,744)	(3,908)	2,434
liabilities and other, net	—	—	—

Net cash provided by operating activities	7,830	7,735	15,511

Cash flows from investing activities:
Capital expenditures	(1,426)	(5,048)	(2,723)
Payments for contingent consideration and minority interests	(6,217)	(2,417)	(4,354)
Proceeds from sale/disposal of businesses, net of expenses paid	11,352	5,088	—
Proceeds from sale/disposal of equipment and investments	116	227	324
Increase in restricted cash and cash equivalents	(11,697)	(4,997)	—
Release of restricted cash and cash equivalents	12,307	—	—
Other, net	—	—	2,269

Net cash provided by (used for) investing activities	4,435	(7,147)	(4,484)

Cash flows from financing activities:
Repayment of debt	(3,783)	(1,901)	—
Debt issuance costs	(807)	(32)	(419)
Changes in revolving debt, net	2,160	(7,885)	(1,621)
Changes in book overdrafts, net	958	(2,462)	(10,721)

Net cash used for financing activities	(1,472)	(12,280)	(12,761)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,171)	328	(539)

Cash and cash equivalents:
Increase (decrease) for the period	8,622	(11,364)	(2,273)
Balance, beginning of period	23,013	34,377	36,650

Balance, end of period (including $273 of cash held for sale as of 1/1/2006)	$31,635	$23,013	$34,377

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,201	$26,884	$26,735
Cash paid for income taxes, net	4,095	2,952	1,181
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
for the three fiscal years ended December 31, 2006

			Common	Accumulated
			Stock	Other		Total
	Common	Additional	Purchase	Comprehensive	Accumulated	Shareholders’
	Stock	Paid-In-Capital	Warrants	Loss	Deficit	Deficit
	(in thousands, except share amounts)
Balance at December 28, 2003	$5	$(24,881)	$750	$(2,749)	$(150,599)	$(177,474)

Comprehensive income:
Net income					1,657	1,657
Foreign currency translation				1,855		1,855

Total comprehensive income						3,512

Accretion for redemption of preferred stock					(9,500)	(9,500)

Balance at January 2, 2005	5	(24,881)	750	(894)	(158,442)	(183,462)

Comprehensive income:
Net loss					(114,410)	(114,410)
Foreign currency translation				(1,708)		(1,708)

Total comprehensive loss						(116,118)

Accretion for redemption of preferred stock					(11,254)	(11,254)

Balance at January 1, 2006	5	(24,881)	750	(2,602)	(284,106)	(310,834)

Comprehensive income:
Net income					5,966	5,966
Foreign currency translation				(4,139)		(4,139)

Total comprehensive income						1,827

Accretion for redemption of preferred stock					(12,641)	(12,641)

Balance at December 31, 2006	$5	$(24,881)	$750	$(6,741)	$(290,781)	$(321,648)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
1. Organization and Basis of Presentation:
     The accompanying financial statements present the assets, liabilities and results of operations of MSX International, Inc. and its consolidated subsidiaries. MSXI is a holding company owned by Citicorp and affiliates and certain members of management. Where necessary, prior year information has been modified to conform to the current year presentation. Operations classified as discontinued at December 31, 2006 have been excluded from the discussion of continuing operations and are discussed separately in Note 3.
     The Company is principally engaged in providing technical business services to automobile manufacturers and suppliers and other industries primarily in North America and Europe.
2. Significant Accounting Policies:
     a. Principles of Consolidation. The accompanying financial statements include the accounts of MSX International, Inc. and all majority owned subsidiaries. Significant intercompany transactions have been eliminated. Companies that are 20 to 50 percent owned by MSXI or its wholly-owned subsidiaries are accounted for by the equity method of accounting. The Company uses a 52-53 week fiscal year that ends on the Sunday nearest December 31.
     b. Cash and Cash Equivalents. All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.
     c. Restricted Cash and Cash Equivalents. Cash and cash equivalents that are subject to a blocked account control agreement with our banking institution. Restricted cash represents the net proceeds received from the sale of selected operations during fiscal 2006. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in our senior credit facility and bond indentures.
     d. Receivables. Receivables are presented net of aggregate allowances for doubtful accounts of $0.2 million and $0.6 million at December 31, 2006 and January 1, 2006, respectively. The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance.
     e. Inventory. Inventory is comprised primarily of raw materials, parts and supplies, which are stated at the lower of cost, or net realizable value, with cost determined using the first-in, first-out method.
     f. Property and Equipment. Property and equipment, including significant betterments to leased facilities, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.
     g. Depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of assets as follows:

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

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     h. Goodwill. Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, management evaluates the recoverability of goodwill when events or circumstances warrant such a review, and in any case, annually during the fourth quarter of each year. Additional information regarding goodwill balances is reported in Note 8.
     i. Reserves for self-insured risk. The Company is self-insured for a significant portion of its workers’ compensation, auto, general liability, and health insurance. Under its current self-insurance programs, the Company is generally responsible for up to $250,000 per claim for workers’ compensation. The Company maintains excess health insurance with independent insurance carriers to minimize our risks related to catastrophic claims. Under its current self-insurance program, the Company is responsible for up to $150,000 of health insurance claims per person per year. Estimated costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating the insurance reserves are the nature of outstanding claims including the severity of the claims, costs to settle existing claims, loss history and inflation, as well as estimates provided by third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.
     j. Fair Value of Financial Instruments. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate their carrying amounts. The estimated fair value and carrying amounts of long-term debt borrowings are reported in Note 10.
     k. Stock-Based Compensation. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted. During fiscal 2003 the Company repriced selected outstanding stock options. In accordance with APB No. 25, the Company used variable plan accounting for outstanding stock options subsequent to the repricing. To date, the Company has not recognized any expense related to employee stock options as the estimated fair value of the stock has remained below the exercise price of options outstanding.
     Effective January 2, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the prospective method of application, which requires recognition of expense for new share-based awards or existing awards that are modified, repurchased, or cancelled. Therefore, prior period financial statements have not been restated. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. The adoption of SFAS No. 123(R) had no effect on the Company’s reported financial position, results of operations, or cash flows for the periods presented.
     l. Foreign Currency Translation and Transactions. Net assets of operations outside of the U.S. are translated into U.S. dollars using current exchange rates with the effects of translation adjustments included in shareholders’ deficit as a separate component of comprehensive income. Revenues and expenses of operations outside of the U.S. are translated at the average rates of exchange during the period. Gains and losses arising from transactions denominated in currencies other than the functional currency of a particular entity are included in income. Net transaction gains were zero, $0.1 million, and $0.7 million for the fiscal years 2006, 2005, and 2004, respectively.
     m. Revenue Recognition. Our revenue is primarily comprised of revenue from time and material contracts and fixed price contracts. Revenues from time and material contacts are recognized in the period in which services are provided based on contractual billing rates. Revenues from certain master vendor and supply chain management programs are recorded, net of billings from sub-suppliers, at the completion of each individual service. Revenues from fixed price service contracts are recognized using the percentage of completion method, measured by comparing the percentage of labor costs incurred to date to the estimated total labor costs for each contract.
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

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     n. Income Taxes. Deferred income taxes are recorded to reflect the differences between the tax basis and financial reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized.
     o. Foreign Currency Contracts. MSXI has significant operations outside of the U.S. that are subject to foreign currency exchange risk. We may periodically hedge transactions or obligations in non-functional currencies in order to mitigate this risk. No such contracts were entered into during the last three fiscal years.
     p. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from such estimates and assumptions.
     q. Investments. For investments accounted for using the cost method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all-inclusive and management weighs all qualitative factors in determining if an other-than temporary decline in value of an investment has occurred. At December 31, 2006 and January 1, 2006 the value of such investments totaled $1.8 million.
     r. Recently Issued Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no effect on the Company’s reported financial position, results of operations or cash flows for the periods presented.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     s. Reclassifications. Certain prior year amounts have been reclassified to conform to the presentation adopted during fiscal 2006.
3. Discontinued Operations and Sales of Businesses:
     In accordance with SFAS No. 144, discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the on-going operations of MSXI. Management has determined these businesses are no longer core to the Company’s strategy due to changing competitive requirements, client demands, and a required focus on business with higher growth and return prospects. For all businesses reflected as discontinued, a process for selling such operations has been initiated or completed.
     The following are the operations classified as held for sale as of the periods presented:
Assets Held for Sale
At December 31, 2006
•	Certain property held by MSX International Engineering GmbH
At January 1, 2006
•	MSX International Engineering GmbH, our remaining engineering operations in Germany (selected assets sold July 30, 2006)

•	Satiz S.r.l., our Italian technical and commercial publishing business (sold April 21, 2006)

•	Creative Technology Services, LLC. (sold January 19, 2006)

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following summary balance sheet information is derived from the businesses that are classified as held for sale, which management believes is representative of the net assets of the businesses held for disposal:

	At December 31,	At January 1,
	2006	2006
Assets:
Cash and cash equivalents	$—	$273
Accounts receivable, net	—	27,188
Inventory	—	6,657
Prepaid expenses	—	373
Deferred tax assets	—	1,738

Total current assets held for sale	—	36,229
Property and equipment, net	1,073	4,765
Goodwill, net	—	372
Other assets	—	313
Deferred tax assets	—	138

Total assets held for sale	1,073	41,817

Liabilities:
Note payable and current portion of long-term debt	—	1,084
Accounts payable and drafts	—	22,535
Accrued payroll and benefits	—	5,755
Other accrued liabilities	—	1,958

Total current liabilities held for sale	—	31,332
Long-term deferred compensation liabilities and other	—	7,532
Deferred tax liabilities	—	1,606

Total liabilities held for sale	—	40,470

Net assets held for sale	$1,073	$1,347

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)

	December 31,	January 1,	January 2,
	2006	2006	2005
Net sales	$31,440	$141,484	$212,348
Cost of sales	27,761	129,607	199,757

Gross profit	3,679	11,877	12,591
Selling, general and administrative expense	1,573	8,401	11,501
Restructuring and severance	11	6,966	1,453
Goodwill impairment charge	—	106,696	—

Operating income (loss)	2,095	(110,186)	(363)
Interest (income) expense, net	(58)	(324)	846
Net (gain) loss on sale of businesses	(5,114)	4,000	—

Income (loss) before taxes, net	7,267	(113,862)	(1,209)
Income tax benefit	(110)	(962)	(45)

Income (loss) from discontinued operations	$7,377	$(112,900)	$(1,164)

     The following summary results of operations information is derived from the businesses that were sold during fiscal 2006 and 2005:
     Results of discontinued operations include restructuring charges for various actions implemented by management. Charges for fiscal 2006 and 2005 were related to an agreement between Satiz and various trade union organizations that established a program for permanent employment reductions affecting 124 personnel. Affected employees utilized the program during 2006. Charges during 2004 were related to severance from on-going employment reductions.
     Fiscal 2005 results include a non-cash goodwill impairment charge totaling $89.8 million related to selected staffing operations in the U.S. and $16.9 million related to our technical and commercial publishing business in Italy. The charges represent the excess of book values over the estimated fair values of goodwill associated with such businesses. Fair value was determined based on the contemplated sale value for the businesses. Sales were subsequently completed during 2006 for approximately the contemplated values.
     Effective July 30, 2006, the Company completed the disposition of selected assets and liabilities associated with its remaining engineering business in Germany. The operations were sold to PD Entwicklung GmbH for a purchase price of $5.4 million before related expenses. The purchase price is subject to potential adjustment related to the resolution of certain contingencies. At closing, $0.3 million of the purchase price was placed in escrow pending resolution of these matters. The sale resulted in a net gain of $1.3 million after related fees and expenses, subject to the final resolution of contingencies.
     On April 21, 2006, MSX International Netherlands BV, a wholly-owned indirect subsidiary of the Company, sold Satiz S.r.l., (“Satiz”) a wholly-owned indirect Italian subsidiary of the Company, to Localfin S.r.l., (“LocalFin”) an Italian company with offices in Via Sant ‘Ennodio 1/A, Pavia, Italy. LocalFin paid € 1.5 million for Satiz, with the potential for additional payments based on (i) any refunds to Satiz by the Italian Government of certain taxes and (ii) 2007 revenues generated by Satiz. As part of the sale agreement, the Company agreed to honor promissory notes previously issued and payable to Satiz, which totaled approximately $5.4 million at closing. Proceeds from the sale were used to fund payments of a portion of the promissory notes payable to Satiz. The sale resulted in a net gain of about $3.6 million after fees and related expenses. The sale of Satiz eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     On March 3, 2006, the Company concluded the sale of selected U.S. staffing businesses. The sale was completed for approximately $1.0 million plus royalties based on future performance of the business. Assets sold were comprised primarily of goodwill, net of an impairment charge recorded during the fourth quarter of fiscal 2005. Accounts receivable associated with the businesses were retained and have been substantially liquidated by the Company. The sale resulted in no gain or loss after fees and related expenses.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     On January 19, 2006, the Company concluded the sale of its indirect, wholly-owned subsidiary, CTS, for approximately $6.2 million in cash plus a note receivable for approximately $0.2 million. Net assets sold approximated $5.9 million at the time of sale. The transaction resulted in a net gain of about $0.4 million after related fees.
     On October 1, 2005, the Company completed the disposition of substantially all the engineering and staffing net assets of MSX International Limited, a U.K. subsidiary. The operations were sold to a newly organized subsidiary of ARRK Product Development Group Ltd. for a total purchase price of approximately $7.9 million, before related expenses. The sale resulted in a net gain of $0.6 million after fees and related expenses. MSX International Limited continues to deliver technical business services and vendor management programs to customers.
     In June 2005, the Company completed the disposition of Cadform MSX Engineering GmbH (“Cadform”), an engineering subsidiary based in Germany. Prior to concluding the sale, MSX International Engineering GmbH (Cadform’s parent company) contributed € 1 million of additional equity to Cadform and purchased certain real property from Cadform for € 1.3 million. The sale was completed for nominal proceeds to MSXI resulting in a net loss of $4.6 million. The sale of Cadform eliminated on-going exposure to MSXI for restructuring and related closure costs associated with the operations.
     The net proceeds received from sales of businesses are subject to limitations in the Company’s senior and subordinated bond indentures. In general, net proceeds from the sale of assets must be used to reduce outstanding indebtedness pursuant to the terms of our senior secured notes. Refer to Note 10 of the consolidated financial statements for additional information on restricted cash.
     The net gain (loss) resulting from the sales during fiscal 2006 and 2005 were derived as follows:

	December 31,	January 1,
	2006	2006
Gross sale price
Proceeds from sale	$14,527	$7,529
Note receivable from sale	250	—

Total consideration	14,777	7,529
Cumulative currency translation gain	2,643	—
Less:
Net assets sold	3,772	7,856
Assumption of debt	5,369	—
Reserves and expenses	3,165	3,673

Gain (loss) on sale, net	$5,114	$(4,000)

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
A summary of the assets and liabilities sold during fiscal 2006 and 2005 are as follows:

	December 31,	January 1,
	2006	2006
Assets:
Cash and cash equivalents	$459	$181
Accounts receivable, net	23,638	10,470
Inventory	6,702	—
Prepaid expenses	411	975
Deferred tax assets — current	2,383	—

Total current assets sold	33,593	11,626
Property and equipment, net	4,171	1,936
Goodwill, net	1,131	—
Other assets	975	—

Total assets sold	39,870	13,562

Liabilities:
Current portion of debt	2,775	—
Accounts payable and drafts	18,001	1,074
Accrued payroll and benefits	3,657	1,918
Other accrued liabilities	1,983	2,714

Total current liabilities sold	26,416	5,706
Deferred compensation and other liabilities	6,265	—
Deferred tax liability	3,417	—

Total liabilities sold	36,098	5,706

Net assets sold	$3,772	$7,856

4. Restructuring and Severance:
     We completed significant restructuring programs during the past three years in response to lower demand for information technology staffing solutions, cost containment actions at major clients and deferrals of product development initiatives in the automotive industry. Such actions affecting our business have included extended seasonal shutdowns beyond normal seasonal variances, contract staffing reductions, and fee reductions due to competitive pressures and customer cost reduction initiatives. In response, we have taken steps to reduce employment costs in selected business units through reductions in staffing levels.
     Management has implemented several cost reduction plans to optimize the Company’s cost structure and align resources with the Company’s growth strategy. The incremental costs of these programs have been reported during these years as restructuring and related charges and all initiatives to date have been initiated or completed at the end of fiscal 2006.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
The table below details the restructuring charges related to continuing operations for the last three fiscal years:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(in thousands)
Employee termination and related costs	$1,021	$2,632	$209
Facility consolidation costs	1,445	—	—
Asset impairments and other costs	657	—	—

Total restructuring charges	$3,123	$2,632	$209

     Employee termination and related costs
     Costs associated with employee terminations consist of severance pay, placement services, and legal and related fees. In accordance with SFAS No. 146, these charges were recorded at the time it was communicated to the employees that they were being involuntarily terminated. Reductions have been focused on indirect and administrative positions based on projected levels of business and streamlining of supporting processes.
     Facility consolidation costs
     On October 23, 2006, the Company entered into an agreement to terminate the lease of a facility in Auburn Hills, MI, with a remaining lease term through 2011. The lease termination resulted in a one-time payment to the lessor of $1.5 million, which represents approximately one year of lease payments. The Company’s decision to terminate the lease is consistent with continuing efforts to reduce on-going operating costs through consolidation of facilities. Operations at the location were either moved to existing Company facilities or shut down as of December 31, 2006.
     Asset impairments and other costs
     During 2006, the Company recorded non-cash asset impairment charges totaling $0.3 million. The charges were based on an assessment of the recoverability of the Company’s long-lived assets. Assets are considered impaired if the book value exceeds the undiscounted cash flows expected from the use of the asset. The 2006 charges included leasehold improvements that were abandoned as a result of facility consolidations.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following table provides the activity and ending balances for our restructuring charges for the last three fiscal years:

			Asset
	Termination	Facility	Impairment
	Benefits	Consolidation	and Other	Total
Reserve at December 28, 2003	$8,032	$5,954	$3,350	$17,336
Charges from continuing operations in fiscal 2004	209	—		209
Charges from discontinued operations in fiscal 2004	1,453	—		1,453
Payments and reserve utilization in fiscal 2004	9,121	5,392	3,151	17,664

Reserve at January 2, 2005	573	562	199	1,334
Charges from continuing operations in fiscal 2005	2,632	—	—	2,632
Charges from discontinued operations in fiscal 2005	6,966	—	—	6,966
Payments and reserve utilization in fiscal 2005	4,748	562	199	5,509

Reserve at January 1, 2006	5,423	—	—	5,423
Charges from continuing operations in fiscal 2006	1,021	1,445	657	3,123
Charges from discontinued operations in fiscal 2006	11	—	—	11
Reserves sold in fiscal 2006	1,677	—	—	1,677
Payments and reserve utilization in fiscal 2006	4,342	1,445	657	6,444

Reserve at December 31, 2006	$436	$—	$—	$436

5. Gain on Extinguishment of Debt:
     On November 17, 2005, a subsidiary of MSXI agreed to settle an obligation under a Silent Partnership Agreement with the holders of such debt resulting in a gain on the extinguishment of $0.7 million. The Silent Partnership debt had an original maturity of December 31, 2005. As of the settlement date the debt had a book value of € 2.2 million. The settlement was funded from cash from operations.
     The net gain on the settlement is summarized as follows:

Carrying value of debt at time of settlement	$2,605
Settlement payments	(1,651)
Fees and expenses	(250)

Net gain on settlement	$704

6. Accounts Receivable, Net:
     Accounts receivable includes both billed and unbilled receivables. Amounts are billed periodically in accordance with contract terms. Unbilled receivables amounted to $18.3 million and $22.7 million at December 31, 2006 and January 1, 2006, respectively, excluding assets held for sale. All such billings are expected to be collected within the ensuing year. Accounts receivable also include the portion of our billings for certain master vendor and supply chain management services attributable to services provided by the Company’s vendors, which are passed on to its customers. These amounts totaled $31.4 million as of December 31, 2006 and $37.9 million as of January 1, 2006, portions of which are included in unbilled receivables. A corresponding liability to our vendors for these amounts is recorded in accounts payable at the time the related receivables are recorded. Included in such liability at December 31, 2006 were $4.5 million of liabilities related to a vendor

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
management solution partner. At such date, the Company’s cash and cash equivalents included $4.5 million as an offset to this liability.
     Significant portions of the Company’s revenues are delivered to manufacturers in the automotive and transportation related industries. Sales from continuing operations to significant automotive customers, including their automotive subsidiaries, as a percent of total net sales were:

	Percent of Total Sales
Sales to:	2006	2005	2004
Ford	48.3%	45.1%	43.9%
DaimlerChrysler	20.9%	18.2%	16.2%
General Motors	6.7%	6.8%	8.9%

Total	75.9%	70.1%	69.0%

     At December 31, 2006 and January 1, 2006 the foregoing three clients and their subsidiaries accounted for approximately 35% and 34%, respectively, of our billed accounts receivable balance.
7. Property and Equipment, Net:
     Property and equipment, net includes the following:

	At December 31,	At January 1,
	2006	2006
Cost:
Buildings and leasehold improvements	$4,396	$5,449
Machinery and equipment	12,833	17,709
Computers, peripherals and software	14,900	10,828
Automobiles and trucks	1,535	1,661

	33,664	35,647
Less accumulated depreciation	(31,293)	(31,890)

Property and equipment, net	$2,371	$3,757

     Depreciation amounted to $2.3 million, $4.1 million, and $6.0 million for the fiscal years ended 2006, 2005, and 2004, respectively, from continuing operations.
8. Goodwill, net:
     The recoverability of goodwill is evaluated at the operating unit level. Goodwill is considered impaired if the book value of an operating unit exceeds its estimated fair value. For purposes of the Company’s annual analysis, the fair value of operating units is estimated using a discounted cash flow methodology based on current and projected operating results.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following summarizes the changes in the Company’s goodwill balances, by segment, net of assets held for sale as of December 31, 2006 or January 1, 2006:

	Integrated	Human
	Business	Capital
	Solutions	Services	Total
Balance at January 2, 2005	$37,703	$97,392	$135,093
Transfer of business unit	(1,809)	1,809	—
Goodwill impairment charge	—	(89,828)	(89,828)
Goodwill classified as held for sale during the fiscal period	(17,815)	(69)	(17,884)
Translation changes and other	(879)	—	(879)

Balance at January 1, 2006	17,200	9,304	26,504
Translation changes and other	4	(727)	(723)

Balance at December 31, 2006	$17,204	$8,577	$25,781

     Results of discontinued operations for fiscal 2005 reflect a goodwill impairment charge totaling $106.7 million as discussed further in Note 3. The charge represents the excess of book value over the estimated fair value of goodwill associated with such businesses. Fair value was determined based on the contemplated sale value for the businesses.
9. Other Accrued Liabilities:
     Other accrued liabilities include the following, net of liabilities held for sale:

	At December 31,	At January 1,
	2006	2006
Income and other taxes (including VAT taxes)	$7,391	$5,344
Deferred income/advance payments	6,976	7,967
Contingent consideration liability	2,335	6,217
Interest	12,190	12,024
Accrued services	4,970	5,500
Other	3,756	4,719

Total	$37,618	$41,771

     Deferred income/advance payments represent both payments from customers received in advance of revenues recognized and payments received in advance of billings from sub-contract vendors.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
10. Debt:
     Debt is comprised of the following (excluding amounts held for sale):

	Interest Rates at
	December 31,	December 31,	January 1,
	2006	2006	2006
Outstanding Debt:
Senior credit facility-Wells Fargo Foothill, Inc.	n/a	$—	$—
Senior secured notes, net of unamortized discount of $123 and $276, respectively	11.00%	75,377	75,224
Mezzanine term notes, net of unamortized discount of $138 and $316, respectively	11.50%	24,862	24,684
Fourth lien term notes, including $6,967 and $4,680 of accrued interest, respectively	10.00%	24,067	21,780
Senior subordinated notes	11.375%	130,000	130,000
Satiz promissory note	6.00%	2,638	—

		256,944	251,688
     The aggregate maturities of borrowings outstanding at December 31, 2006 are as follows:

Fiscal Year	Amount
2007	$102,230
2008	154,714
2009 and thereafter	—

Total	$256,944

     Senior Secured Notes and Mezzanine Term Notes
     During 2003, the Company completed a private offering and subsequent exchange offer of senior notes totaling $100.5 million that mature October 15, 2007. The transactions included the issuance of $75.5 million aggregate principal amount of 11% senior secured notes, priced to yield 11.25%, and $25.0 million aggregate principal amount of 11.5% mezzanine term notes. The notes were issued by both MSXI and MSXI Limited, a wholly owned subsidiary in the U.K. Interest on the notes is payable semi-annually and commenced on February 1, 2004. The $25.0 million of mezzanine term notes were issued to Citicorp Mezzanine III, L.P. Proceeds from the combined offerings totaled $95.5 million, net of related expenses and discount, and were used to repay all debt outstanding under the Company’s prior senior credit facility.
     The senior secured notes and mezzanine term notes issued by MSXI are collateralized by security interests in substantially all of the assets of the Company and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes and mezzanine term notes issued by MSXI are guaranteed jointly and severally by all domestic subsidiaries of MSXI. The notes contain covenants, which among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.
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

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     Senior Credit Facility
     Effective June 30, 2006, the Company entered into a credit agreement with Wells Fargo Foothill, Inc, as arranger and administrative agent. The credit agreement replaced the Company’s prior facility with JPMorgan Chase Bank, N.A., which was concurrently terminated. The credit agreement with Wells Fargo allows for borrowings up to $20 million, subject to accounts receivable collateral requirements, with an additional $5 million of availability reserved exclusively for the issuance of letters of credit. The term of the credit agreement is three years subject to refinancing of the Company’s senior and subordinated note obligations at least 60 days prior to their maturity.
     The credit agreement is secured by a first priority lien on substantially all of the current and future assets of MSXI and each domestic subsidiary. Borrowings by the Company’s United Kingdom subsidiary are also secured by substantially all of the assets of the Company’s United Kingdom subsidiaries. Advances under the new agreement bear interest at either a LIBOR rate or a Base Rate, as established by Wells Fargo Foothill, Inc., plus applicable margins. The credit agreement contains certain customary representations and warranties and ratifications that must be met on an ongoing basis.
     The Company’s ability to borrow under the credit agreement is subject to a borrowing base determined by its accounts receivable, and net of certain reserves. Eligible accounts receivable and related reserve requirements are subject to the discretion of Wells Fargo Foothill, Inc. In addition to usual and customary affirmative and negative covenants, the credit agreement also requires satisfaction of certain financial tests, including a minimum earnings requirement and capital expenditure limitations, which become applicable if availability pursuant to the borrowing base drops below an agreed level for a defined period of time.
     At December 31, 2006, $4.4 million of restricted cash is subject to a blocked account control agreement with the Company’s banking institution. Restricted cash represents the net proceeds received from the sale of selected operations during fiscal 2006. Restricted cash may be used to reduce debt outstanding or to fund selected operational cash needs subject to restrictions in the Company’s senior credit facility and bond indentures. In addition to its total indebtedness, the Company also has contractual and other commitments under various arrangements as discussed in Note 12.
     Fourth Lien Term Notes
     Upon consummation of the note offerings during 2003, the Company’s second secured term note was amended and restated into a $14.7 million note issued by MSXI and a $2.4 million note issued by MSXI Limited. The amendments to the note also include extending the maturity from June 7, 2007 to January 15, 2008, and resetting the covenants in the notes so that they are equivalent to the senior notes sold on August 1, 2003. Interest on the notes will continue to accrue at a rate of 10% per annum and is not payable until January 15, 2008. The amended and restated notes are referred to as the “fourth lien term notes.”
     Senior Subordinated Notes
     The Company has $130 million of 11-3/8% unsecured senior subordinated notes outstanding and registered under the Securities Act of 1933. The notes are unsecured senior subordinated obligations of the Company and mature on January 15, 2008. Interest on the notes is payable semi-annually at 11-3/8% per annum and commenced July 15, 1998. The notes may be redeemed subsequent to January 15, 2003 at premiums that begin at 105.6875% and decline each year to face value for redemptions taking place after January 15, 2006. Upon the occurrence of a Change of Control, as defined in the bond indenture, the notes may be redeemed at the option of the noteholders at a premium of one percent, plus accrued and unpaid interest, if any. The notes contain covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     Satiz Promissory Note
     Effective with the sale of Satiz on April 21, 2006, the Company agreed to honor € 4.3 million of promissory notes previously issued and payable to Satiz. Proceeds received from the sale of Satiz during 2006 were used to fund a portion of the promissory note obligations. The balance of the notes is payable in quarterly installments of principal and interest through October 31, 2008, except amounts prepaid from sale proceeds.
     Other Debt
     Certain of the Company’s foreign subsidiaries maintain lines of credit with local banks to provide backup liquidity or to finance operational cash flows as needed. In general, interest accrues on the lines of credit at floating rates, as determined by the applicable bank, with amounts outstanding payable on demand.
     Fair Value of Debt
     The estimated fair values and carrying amounts of debt outstanding are as follows:

	At December 31, 2006		At January 1, 2006
	Fair Value	Book Value	Fair Value	Book Value
Senior secured notes	$75,377	$75,377	$75,224	$75,224
Mezzanine term notes	24,862	24,862	24,684	24,684
Fourth lien term notes	24,067	24,067	21,780	21,780
Senior subordinated notes	110,500	130,000	90,025	130,000
Satiz promissory note	2,638	2,638	—	—

Total	$237,444	$256,944	$211,713	$251,688

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
     In March 2007, the Company refinanced its senior notes and entered into other financing transactions. See Note 18, “Subsequent Events.”
11. Book Overdrafts:
     Book overdrafts represent checks drawn on zero balance accounts that have not yet been presented to the Company’s banks for funding. Such overdrafts are funded when the related checks are presented and are not subject to finance charges. There were aggregate book overdrafts of $10.1 million and $8.6 million at December 31, 2006 and January 1, 2006, respectively. Such amounts are included in accounts payable and drafts in the consolidated balance sheets.
12. Commitments and Contingencies:
     On October 8, 2005, Delphi Corporation and 38 of its domestic U.S. subsidiaries (collectively, “Delphi”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had received payments for pre-bankruptcy petition accounts receivable related to services provided in the third quarter of 2005. The Company cannot yet estimate with any reasonable assurance whether pre-bankruptcy petition payments made to it will be challenged in the bankruptcy proceedings or the impact on future business with Delphi as a result of their Chapter 11 proceedings. Since their filing for bankruptcy, the Company has exited substantially all of its Delphi business by transitioning affected programs to other vendors.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     We are involved in various legal proceedings incidental to the ordinary conduct of our business. One such matter was a claim for a contingent earnout payment under the terms of a purchase agreement for the acquisition of Management Resources, Inc. During the fourth quarter of 2006, the Company’s appeal to the Michigan Supreme Court was denied and the Company paid a $3.8 million award to the seller. Another matter is a complaint filed by DaimlerChrysler on February 1, 2007 in the Circuit Court of Oakland County, MI alleging over billing on past services and seeking an unspecified monetary award. The Company is in the process of trying to resolve the matter with DaimlerChrysler. In addition, our subsidiaries and we are parties to various legal proceedings arising in the normal course of business. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial condition, results of operation or cash flows.
     In conjunction with certain transactions and in the ordinary course of business, the Company occasionally provides routine indemnifications relating to the enforceability of trademarks, coverage for legal and environmental issues, as well as provisions for other items. Currently, the Company has several such agreements in place with various expiration dates. Based on historical experience and evaluation of the specific indemnities, we do not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded. The Company has standby letter of credit agreements securing certain obligations totaling approximately $4.3 million at December 31, 2006. Except for our letters of credit, we have no other existing off-balance sheet financing arrangements.
     The Company and its subsidiaries have leases for real estate and equipment utilized in its business. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases. Future minimum rental payments required under leases that have an initial or remaining non-cancelable lease term in excess of one year are as follows:

Total
Fiscal year ended:
2007	$4,002
2008	1,344
2009	191
2010	83

Total	$5,620

     Rental expense approximated $13.3 million, $15.3 million, and $14.4 million, net of rental reimbursements, in each of fiscal 2006, 2005, and 2004, respectively.
13. Redeemable Series A Preferred Stock:
     As of December 31, 2006 and January 1, 2006 there are 359,448 shares of Preferred Stock outstanding with a stated value of $100 per share or $35.9 million in total. The Company is authorized to issue up to 1,500,000 shares of Preferred Stock, divided into two classes: 500,000 shares of Redeemable Series A Preferred Stock, par value $0.01, and 1,000,000 shares of New Preferred Stock, par value $0.01.
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

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     As of December 31, 2006, the Company has not declared or paid any dividends. However, due to the redemption features of the Preferred Stock, dividends accrued totaled $79.3 million as of December 31, 2006. The Company may not declare or pay any dividends or other distribution with respect to any common stock or other class or series of stock ranking junior to the Preferred Stock without first complying with restrictions specified in the Amended and Restated Stockholders’ Agreement. The Company’s ability to pay cash dividends, and to acquire or redeem the Preferred Stock, is subject to restrictions contained in credit agreements as discussed in Note 10.
     In March 2007, the Company entered into an agreement to reissue its preferred stock. See Note 18, “Subsequent Events.”
14. Employee Benefit Plans:
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
     Contributions to union-sponsored, multi-employer pension plans were approximately $0.4 million in fiscal 2006, $0.5 million in fiscal 2005, and $0.7 million in fiscal 2004. These plans are not administered by MSXI and contributions are determined in accordance with provisions of negotiated labor contracts. Effective in August 2001, the Company withdrew its participation in these multi-employer pension plans. The initial pension liability of $0.8 million assigned to MSXI upon withdrawal was funded on a quarterly basis over a period of 5 years, ending in 2006. In late 2003, the plan was terminated by mass withdrawal. As a result of the mass withdrawal, effective in December 2004, an additional liability of $0.9 million was assigned to MSXI. The additional liability is being funded on a quarterly basis over a period of five years, ending in 2011. Pension expense was $0.9 million, $0.4 million, and $0.8 million for fiscal 2006, 2005, and 2004, respectively.
     The Company also has an unfunded deferred compensation plan for certain salaried employees. Under the plan, individual participants made pre-tax contributions to the plan and MSXI matched up to 5 percent of the individual’s annual salary at the Company’s discretion. MSXI contributions vest after a three-year period. Participation in the plan was frozen during 2006. The Company intends to payout the vested balances during 2007 and terminate the plan. The deferred compensation plan liability was $0.3 million and $1.0 million at December 31, 2006, and January 1, 2006, respectively. This deferred compensation plan liability is an unfunded and unsecured obligation of MSXI.
     With the acquisition of APX International during 1997, the Company acquired certain obligations with respect to a frozen defined benefit pension plan. The plan was frozen in 1998 and covers certain union and non-union employees who were formerly employed by Autodynamics Corporation of America, Inc., a predecessor company of MSXI. This plan is not administered by MSXI. Contributions are determined in accordance with provisions of the plan. This plan is not material to the Company’s financial position, results of operations or cash flows.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
15. Income Taxes:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Income (loss) from continuing operations before income taxes for U.S. and foreign operations was:
Domestic	$(16,499)	$(14,445)	$(11,298)
Foreign	22,806	13,643	15,726

	$6,307	$(802)	$4,428

The provision (benefit) for income taxes was:
Current:
Federal	$—	$(447)	$(204)
Foreign	3,844	3,229	991
State	330	86	(272)
Deferred:
Federal	—	—	16
Foreign	3,544	(2,160)	1,076

	$7,718	$708	$1,607

Deferred tax assets (liabilities) included:
Deductible goodwill	$13,033	$15,029	$(5,719)
Accrued interest expense	—	—	214
Accrued liabilities and deferred compensation	3,945	3,813	3,151
Net operating losses	50,163	40,851	50,396
Depreciation	—	—	605
Property & equipment	1,794	1,831	—
Unrealized foreign exchange loss	(119)	(119)	(266)
Other, net	855	1,686	1,043

Deferred tax asset	69,671	63,091	49,424
Less: Valuation allowance	(64,923)	(56,457)	(45,099)

Net deferred tax asset	$4,748	$6,634	$4,325

     At December 31, 2006, the Company has U.S. federal tax loss carryforwards totaling $113.6 million, which expire in varying amounts between 2022 and 2026. In addition, the Company has tax loss carryforwards related to certain foreign operations totaling $37.2 million, of which $34.2 million can be carried forward indefinitely, with the balance expiring in varying amounts between 2007 and 2018.
     Realization of deferred tax assets is dependent on various limitations as provided within current tax laws, including generation of sufficient taxable income within specific tax jurisdictions. At December 31, 2006, a $64.9 million valuation allowance has been provided for specific items where management has determined that the likelihood of realization was not sufficient to allow for recognition of the asset, primarily related to net operating loss carryforwards. The provisions for fiscal 2006 and 2005 include an income tax benefit of approximately $2.1 million and $2.6 million, respectively, related to the reversal of valuation allowances primarily in the Company’s foreign operations. These benefits resulted from changes in the composition of the respective operations due to completed sale transactions. Based on such changes, management determined that it was more likely than not that certain deferred tax assets will be realized in the future. The Company intends to utilize tax planning strategies, where possible, to ensure utilization of tax assets that are available.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following is a reconciliation of taxes at the U.S. federal statutory rate to the provision for income taxes:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Tax at 35% U.S. statutory rate	$2,207	$(281)	$1,550
Valuation allowance	4,616	2,564	4,371
Effect of foreign tax rates	(318)	(1,044)	(1,776)
State and local taxes	215	401	(176)
Other, net	998	(932)	(2,362)

	$7,718	$708	$1,607

     For the three fiscal years ended December 31, 2006, a provision has not been made for U.S. or additional foreign taxes on accumulated undistributed tax earnings of foreign subsidiaries, as those earnings were intended to be permanently reinvested. There are no net undistributed earnings on a cumulative basis as of December 31, 2006. Generally, such earnings become taxable upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of deferred tax liability on such undistributed earnings, which are considered permanently reinvested in the foreign subsidiaries and therefore recognition of a deferred tax liability is not required.
16. Segment Information
     MSXI is a global provider of technical business outsourcing solutions to the automotive and other industries. The Company’s operations include integrated business solutions, human capital solutions, and engineering services. The Company’s integrated business solutions include warranty and retail process improvement programs and outsourcing of related administrative functions. Human capital solutions include a full range of staffing solutions, including direct support of the Company’s engineering and business services. Engineering services offers a range of product, custom, or single point engineering solutions. Certain operations within each of the Company’s segments have been aggregated following the provisions of SFAS No. 131, due to the similar characteristics of their operations, including the nature of their service offerings, processes supporting the delivery of the services, common customers, and marketing and sales processes.
     The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting polices except that the financial results for each segment are presented using a management approach. The Company evaluates performance based on earnings before interest, taxes and amortization and non-cash charges (EBITA), including the Michigan Single Business Tax and other similar taxes. The results of each segment include certain allocations for general, administrative, and other shared costs. However, certain shared costs and termination and restructuring costs are not allocated to the segments.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     The following is a summary of selected data for each of the Company’s segments, excluding discontinued operations, where applicable:

	Integrated	Human
	Business	Capital	Engineering
	Solutions	Solutions	Services	Other	Total
Fiscal 2006:
Net sales — external	$171,056	$106,378	$84,781	$—	$362,215
Net intercompany sales	81	0	0	(81)	—
EBITA	24,964	14,293	6,564	—	45,821
Depreciation	731	79	946	559	2,315
Capital expenditures	793	117	107	172	1,189
Accounts receivable	44,331	29,725	13,685	1,238	88,979

Fiscal 2005:
Net sales — external	$170,931	$139,576	$91,772	$—	$402,279
Net intercompany sales	48	3	15	(66)	—
EBITA	24,292	15,202	7,209	—	46,703
Depreciation	773	963	1,204	1,085	4,025
Capital expenditures	1,055	27	823	94	1,999
Accounts receivable	36,810	46,826	12,268	780	96,684

Fiscal 2004:
Net sales — external	$181,863	$147,566	$88,322	$—	$417,751
Net intercompany sales	149	6	2	(157)	—
EBITA	27,332	12,519	5,631	—	45,482
Depreciation	1,155	1,488	1,041	2,332	6,016
Capital expenditures	578	105	151	138	972
Accounts receivable	79,786	59,138	17,928	251	157,103
     A reconciliation of total segment EBITA to consolidated income (loss) from continuing operations before income taxes is as follows:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Total segment EBITA	$45,821	$46,703	$45,482
Net costs not allocated to segments	(8,290)	(12,429)	(8,258)
Gain on extinguishment of debt	—	704	—
Interest expense, net	(29,488)	(34,043)	(30,808)
Michigan single business tax and other similar taxes	(1,736)	(1,737)	(1,988)

Consolidated income (loss) from continuing operations before income taxes	$6,307	$(802)	$4,428

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
     Net sales are attributed to geographic areas based upon billings to third party customers. Geographic sales are presented net of sales between divisions of MSXI. Sales and long-lived asset information by geographic area, excluding assets held for sale, are as follows:

	Net Sales			Long-Lived Assets
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	January 2,	December 31,	January 1,	January 2,
	2006	2006	2005	2006	2006	2005
United States	$202,448	$261,912	$293,381	$29,186	$32,863	$127,245
Europe	124,135	109,170	100,451	3,950	3,685	27,684
All other	35,632	31,197	23,919	123	523	516

Total	$362,215	$402,279	$417,751	$33,259	$37,071	$155,445

17. Stock-Based Compensation
     During the fourth quarter of fiscal 2000, the board of directors approved the Stock Option Plan. Under the terms of the Stock Option Plan, officers, directors and certain employees may be granted both incentive and non-qualified options to purchase our common stock. Incentive stock options may not be issued at less than 100% of the estimated market price on the date the option is granted. Options generally vest over a five-year period and have a maximum term of ten years. Also during fiscal 2000, the Company approved a one-time grant of 10,000 non-qualified stock options to an officer of MSXI. The 10,000 non-qualified stock options were not issued under the MSXI 2000 Stock Option Plan. During the second quarter of fiscal 2003, the Company increased the maximum number of shares that may be granted under the Stock Option Plan to 40,000 shares.
     Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for stock options granted. During fiscal 2003, the Company repriced selected outstanding stock options. In accordance with APB No. 25, the Company used variable plan accounting for outstanding stock options subsequent to the repricing. To date, the Company has not recognized any expense related to employee stock options as the estimated fair value of the stock has remained below the exercise price of options outstanding.
     Effective January 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized in the financial statements and that such cost be measured at the fair value of the grant. This statement was adopted using the prospective method of application, which requires recognition of expense for new share-based awards or existing awards that are modified, repurchased, or cancelled. Options issued prior to January 1, 2006 will continue to be accounted for under the intrinsic value method of APB No. 25. Therefore, prior period financial statements have not been restated. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
The following summarizes stock option activity during the three most recent fiscal years:

			Weighted
			average
	Number of	Weighted	remaining
	Stock	average exercise	contractual life
	Options	price	in years
Outstanding at December 28, 2003	40,525	$64.38	8.6
Granted	2,500	80.00	—
Forfeited	(2,375)	80.00	—

Outstanding at January 2, 2005	40,650	64.43	7.6
Granted	—	—	—
Forfeited	(1,000)	80.00	—

Outstanding at January 1, 2006	39,650	64.04	6.6
Granted	—	—	—
Forfeited	(9,650)	66.22	—

Outstanding at December 31, 2006	30,000	$63.33	5.6

Stock options exercisable as of the last three fiscal years are as follows:

			Weighted
		Number of	Average
Fiscal Year		Stock	exercise price
Ended	Exercise Price	Options	per share
2006	60.00 - 80.00 per share	22,075	$62.79
2005	60.00 - 80.00 per share	24,300	$59.71
2004	60.00 - 80.00 per share	17,450	$60.92
     The weighted average fair value of options granted was de minimus during 2004. During fiscal 2005 and 2006, no options were granted. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company used the minimum value method to value its options for disclosure purposes. The value of each option grant in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2004
Risk free interest rate	3.70%
Expected option lives	7 years
Expected volatility	0.0%

MSX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(dollars in thousands unless otherwise stated)
18. Subsequent Events
     In March 2007, the Company completed a private offering totaling $205.0 million aggregate principal amount of 12 1/2% senior secured notes that mature April 1, 2012. The notes were issued by MSX International UK PLC, MSX International Business Services France, SAS, and MSX International GmbH (collectively, “the Issuers”). Interest on the notes is payable semi-annually and will commence on October 1, 2007. Proceeds from the offering will be used to repay debt outstanding under the Company’s prior senior notes.
     The senior secured notes are collateralized by security interests in substantially all of the assets of the Company and its domestic subsidiaries and certain assets of the Issuers, subject to permitted liens. Payment obligations under the senior secured notes issued by the Issuers are guaranteed jointly and severally by all domestic subsidiaries of the Company and the Issuers. The notes contain covenants, which among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions and asset dispositions of certain subsidiaries.
     As part of its refinancing plan, the Company restructured its corporate structure, including the formation of a new holding company, MSX-IBS Holdings, Inc. (the “Successor Company”), which will own all of the stock of MSX International, Inc. As part of this restructuring the outstanding preferred stock of the Company was cancelled and replaced by preferred stock issued by the Successor Company.
     Simultaneously, the Successor Company entered into a $25.0 million exchange agreement for the Company’s outstanding mezzanine term notes due October 2007 and an exchange agreement for the Company’s outstanding fourth lien term notes due January 2008 in the amount of $17.1 million, plus accrued interest. As a result, upon completion of the exchanges, the mezzanine term notes and the fourth lien term notes no longer will be obligations of the Company.
     In connection with this refinancing, the Company extended the term of its senior credit facility until the date which is ninety (90) days prior to the maturity date of the senior notes. The Company also increased the total line (borrowings and letters of credit) from $25.0 million to $30.0 million.
19. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.:
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
     Investments in subsidiaries, if any, are accounted for under the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management has determined those would not be significant to the holders of the senior subordinated or senior secured notes.

19. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$22,256	$369	$9,010	$—	$31,635
Restricted cash and cash equivalents	4,387	—	—	—	4,387
Accounts receivable, net	—	46,585	42,394	—	88,979
Inventory	—	510	—	—	510
Prepaid expenses and other assets	—	1,053	1,458	—	2,511
Assets held for sale	—	—	—	—	—
Deferred income taxes, net	—	3,599	4,682	(3,599)	4,682

Total current assets	26,643	52,116	57,544	(3,599)	132,704

Property and equipment, net	—	786	1,585	—	2,371
Goodwill, net	—	25,743	38	—	25,781
Investment in subsidiaries	42,040	(3,424)	—	(36,854)	1,762
Assets held for sale	—	—	1,073	—	1,073
Other assets	2,244	894	207	—	3,345
Deferred income taxes, net	5,518	—	336	(5,788)	66

Total assets	$76,445	$76,115	$60,783	$(46,241)	$167,102

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$100,239	$—	$1,991	$—	$102,230
Accounts payable and drafts	—	41,845	18,032	—	59,877
Accrued liabilities	12,024	15,762	26,906	—	54,692
Deferred income taxes, net	3,599	—	—	(3,599)	—

Total current liabilities	115,862	57,607	46,929	(3,599)	216,799

Long-term debt	136,648	—	18,066	—	154,714
Intercompany accounts	30,378	(30,594)	216	—	—
Other long-term liabilities	—	1,274	755	—	2,029
Deferred income taxes, net	—	5,788	—	(5,788)	—

Total liabilities	282,888	34,075	65,966	(9,387)	373,542

Redeemable Series A Preferred Stock	115,208	—	—	—	115,208
Shareholders’ (deficit) equity	(321,651)	42,040	(5,183)	(36,854)	(321,648)

Total liabilities and shareholders’ (deficit) equity	$76,445	$76,115	$60,783	$(46,241)	$167,102

19. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 1, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$6,998	$432	$15,310	$—	$22,740
Restricted cash and cash equivalents	4,997	—	—	—	4,997
Accounts receivable, net	—	55,279	41,405	—	96,684
Inventory	—	778	7	—	785
Prepaid expenses and other assets	—	2,095	1,613	—	3,708
Assets held for sale	—	7,327	28,902	—	36,229
Deferred income taxes, net	—	3,718	5,766	(3,850)	5,634

Total current assets	11,995	69,629	93,003	(3,850)	170,777

Property and equipment, net	—	2,154	1,603	—	3,757
Goodwill, net	—	26,475	29	—	26,504
Investment in subsidiaries	14,493	(6,006)	—	(8,487)	—
Assets held for sale	—	497	5,091	—	5,588
Other assets	3,698	2,760	352	—	6,810
Deferred income taxes, net	3,373	—	1,138	(3,511)	1,000

Total assets	$33,559	$95,509	$101,216	$(15,848)	$214,436

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable and drafts	—	42,049	21,418	—	63,467
Accrued liabilities	11,499	26,655	23,523	—	61,677
Liabilities held for sale	—	1,653	29,679	—	31,332
Deferred income taxes, net	3,850	—	—	(3,850)	—

Total current liabilities	15,349	70,357	74,620	(3,850)	156,476

Long-term debt	234,610	—	17,078	—	251,688
Intercompany accounts	(8,132)	2,160	5,972	—	—
Long-term deferred compensation and other liabilities	—	4,916	486	—	5,402
Liabilities held for sale	—	72	9,066	—	9,138
Deferred income taxes, net	—	3,511	—	(3,511)	—

Total liabilities	241,827	81,016	107,222	(7,361)	422,704

Redeemable Series A Preferred Stock	102,566	—	—	—	102,566
Shareholders’ (deficit) equity	(310,834)	14,493	(6,006)	(8,487)	(310,834)

Total liabilities and shareholders’ (deficit) equity	$33,559	$95,509	$101,216	$(15,848)	$214,436

19. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended December 31, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Year Ended December 31, 2006
Net sales	$—	$202,485	$159,767	$(37)	$362,215
Cost of sales	—	168,878	127,586	(37)	296,427

Gross profit	—	33,607	32,181	—	65,788
Selling, general and administrative expenses	—	16,105	10,765	—	26,870
Restructuring and severance costs	—	2,764	359	—	3,123

Income from continuing operations before interest, income taxes, equity in affiliates	—	14,738	21,057	—	35,795
Interest expense, net	30,679	(1,002)	(189)	—	29,488
Loss (gain) on investment	—	1,560	(1,560)		—

(Loss) income from continuing operations before income taxes, equity in affiliates	(30,679)	14,180	22,806	—	6,307
Income tax (benefit) provision	(4,956)	5,287	7,387	—	7,718
Equity in affiliates	24,312	15,419	—	(39,731)	—

(Loss) income from continuing operations	(1,411)	24,312	15,419	(39,731)	(1,411)

Income from discontinued operations, net	7,377	7,377	5,531	(12,908)	7,377

Net income	$5,966	$31,689	$20,950	$(52,639)	$5,966

Fiscal Year Ended January 1, 2006
Net sales	$—	$261,979	$140,367	$(67)	$402,279
Cost of sales	—	226,848	111,326	(67)	338,107

Gross profit	—	35,131	29,041	—	64,172
Selling, general and administrative expenses	—	18,136	10,867	—	29,003
Restructuring and severance costs	—	1,589	1,043	—	2,632
Gain on extinguishment of debt	—	—	(704)	—	(704)

Income from continuing operations before interest, income taxes, equity in affiliates	—	15,406	17,835	—	33,241
Interest expense, net	26,914	2,937	4,192	—	34,043

(Loss) income from continuing operations before income taxes, equity in affiliates	(26,914)	12,469	13,643	—	(802)
Income tax (benefit) provision	(4,605)	4,244	1,069	—	708
Equity in affiliates	20,799	12,574	—	(33,373)	—

(Loss) income from continuing operations	(1,510)	20,799	12,574	(33,373)	(1,510)

Loss from discontinued operations, net	(112,900)	(112,900)	(23,950)	136,850	(112,900)

Net loss	$(114,410)	$(92,101)	$(11,376)	$103,477	$(114,410)

19. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended December 31, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Year Ended January 2, 2005
Net sales	$—	$293,565	$124,369	$(183)	$417,751
Cost of sales	—	252,875	97,549	(183)	350,241

Gross profit	—	40,690	26,820	—	67,510
Selling, general and administrative expenses	—	23,008	9,057	—	32,065
Restructuring and severance costs	—	209	—	—	209

Income from continuing operations before interest, income taxes, and equity in affiliates	—	17,473	17,763	—	35,236
Interest expense, net	25,267	4,374	1,167	—	30,808

(Loss) income from continuing operations before income taxes, and equity in affiliates	(25,267)	13,099	16,596	—	4,428
Income tax (benefit) provision	(5,135)	4,677	2,065	—	1,607
Minority interests and equity in affiliates, net of taxes	22,953	14,531	—	(37,484)	—

Income from continuing operations	2,821	22,953	14,531	(37,484)	2,821

Loss from discontinued operations, net	(1,164)	(1,164)	(791)	1,955	(1,164)

Net income	$1,657	$21,789	$13,740	$(35,529)	$1,657

19. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal year ended December 31, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net loss	$5,966	$31,689	$20,950	$(52,639)	$5,966
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in affiliates	(31,689)	(20,950)	—	52,639	—
Gain on asset impairment and sale	—	(481)	(4,633)	—	(5,114)
Depreciation	—	1,381	953	—	2,334
Amortization of debt issuance costs	4,536	—	579	—	5,115
Deferred taxes	(2,396)	2,534	2,228	—	2,366
Loss on sale/disposal of property and equipment	—	333	78	—	411
Decrease in receivables, net	—	9,039	2,562	—	11,601
Decrease (increase) in inventory	—	269	(39)	—	230
Decrease in prepaid expenses and other assets	—	1,042	154	—	1,196
Increase (decrease) in current liabilities	528	(8,786)	(6,273)	—	(14,531)
Other, net	—	(626)	(1,118)	—	(1,744)

Net cash (used for) provided by operating activities	(23,055)	15,444	15,441	—	7,830

Cash flows from investing activities:
Capital expenditures	—	(6,217)	—	—	(6,217)
Payments for contingent consideration and minority interests	—	(432)	(994)	—	(1,426)
Proceeds from sale/disposal of businesses, net of expenses paid	—	6,772	4,580	—	11,352
Increase in restricted cash and cash equivalents	(11,697)	—	—	—	(11,697)
Release of restricted cash and cash equivalents	12,307	—	—	—	12,307
Proceeds from sale/disposition of equiment and investments	—	65	51	—	116

Net cash provided by investing activities	610	188	3,637	—	4,435

Cash flows from financing activities:
Intercompany	38,510	(32,754)	(5,756)	—	—
Transactions with subsidiaries	—	16,018	(16,018)	—	—
Changes in revolving debt, net	—	—	2,160	—	2,160
Debt issuance costs	(807)	—	—	—	(807)
Repayment of long-term debt	—	—	(3,783)	—	(3,783)
Change in book overdrafts, net	—	1,070	(112)	—	958

Net cash provided by (used for) financing activities	37,703	(15,666)	(23,509)	—	(1,472)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(30)	(2,141)	—	(2,171)

Cash and cash equivalents:
Increase (decrease) for the period	15,258	(64)	(6,572)	—	8,622
Balance, beginning of period	6,998	433	15,582	—	23,013

Balance, end of period	$22,256	$369	$9,010	$—	$31,635

19. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal year ended January 1, 2006

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net loss	$(114,410)	$(92,101)	$(11,376)	$103,477	$(114,410)
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in affiliates	92,101	11,376	—	(103,477)	—
Loss on asset impairment and sale	—	—	4,000	—	4,000
Gain on extinguishment of debt	—	—	(704)	—	(704)
Depreciation	—	2,924	2,022	—	4,946
Goodwill impairment charges	—	89,827	16,868	—	106,695
Amortization of debt issuance costs	4,191	—	437	—	4,628
Deferred taxes	(835)	835	(2,579)	—	(2,579)
(Gain) loss on sale/disposal of property and equipment	—	(23)	212	—	189
Decrease in receivables, net	—	11,066	24,581	—	35,647
Decrease in inventory	—	3,339	472	—	3,811
Decrease (increase) in prepaid expenses and other assets	—	537	(875)	—	(338)
Increase (decrease) in current liabilities	499	(16,848)	(13,893)	—	(30,242)
Other, net	—	(910)	(2,998)	—	(3,908)

Net cash (used for) provided by operating activities	(18,454)	10,022	16,167	—	7,735

Cash flows from investing activities:
Capital expenditures	—	(1,123)	(3,925)	—	(5,048)
Payments for contingent consideration and minority interests	—	(2,417)	—	—	(2,417)
Proceeds from sale/disposal of businesses, net of expenses paid	—	—	5,088	—	5,088
Increase in restricted cash and cash equivalents	(4,997)	—	—	—	(4,997)
Proceeds from sale/disposition of equiment and investments	—	55	172	—	227

Net cash (used for) provided by investing activities	(4,997)	(3,485)	1,335	—	(7,147)

Cash flows from financing activities:
Transactions with subsidiaries	24,831	(14,838)	(9,993)	—	—
Repayment of debt	—	—	(1,901)	—	(1,901)
Debt issuance costs	(32)	—	—	—	(32)
Changes in revolving debt, net	—	—	(7,885)	—	(7,885)
Change in book overdrafts, net	—	(2,837)	375	—	(2,462)

Net cash provided by (used for) financing activities	24,799	(17,675)	(19,404)	—	(12,280)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	328	—	328

Cash and cash equivalents:
Increase (decrease) for the period	1,348	(11,138)	(1,574)	—	(11,364)
Balance, beginning of period	5,650	11,570	17,157	—	34,377

Balance, end of period (including $273 of cash held for sale)	$6,998	$432	$15,583	$—	$23,013

19. Guarantor and Non-Guarantor Subsidiaries of MSX International, Inc.: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
for the fiscal year ended January 2, 2005

	MSXI	Guarantor	Non-Guarantor		MSXI
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income	$1,657	$21,789	$13,740	$(35,529)	$1,657
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Equity in affiliates	(21,789)	(13,740)	—	35,529	—
Depreciation	—	4,222	4,321	—	8,543
Amortization of debt issuance costs	4,040	—	305	—	4,345
Deferred taxes	(4,067)	4,067	953	—	953
Loss on sale/disposal of property and equipment	—	20	41	—	61
Decrease in receivables, net	—	27,055	21,359	—	48,414
Increase in inventory	—	(3,487)	(56)	—	(3,543)
Decrease in prepaid expenses and other assets	—	1,414	88	—	1,502
Increase (decrease) in current liabilities	1,574	(23,127)	(27,302)	—	(48,855)
Other, net	—	939	1,495	—	2,434

Net cash (used for) provided by operating activities	(18,585)	19,152	14,944	—	15,511

Cash flows from investing activities:
Capital expenditures	—	(512)	(2,211)	—	(2,723)
Payments for contingent consideration and minority interests	—	(4,000)	(354)	—	(4,354)
Proceeds from sale/disposition of equiment and investments	—	46	278	—	324
Other, net	—	2,269	—	—	2,269

Net cash used for investing activities	—	(2,197)	(2,287)	—	(4,484)

Cash flows from financing activities:
Transactions with subsidiaries	6,117	4,945	(11,062)	—	—
Debt issuance costs	(482)	—	63	—	(419)
Changes in revolving debt, net	—	—	(1,621)	—	(1,621)
Change in book overdrafts	—	(10,721)	—	—	(10,721)

Net cash provided by (used for) financing activities	5,635	(5,776)	(12,620)	—	(12,761)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(539)	—	(539)

Cash and cash equivalents:
(Decrease) increase for the period	(12,950)	11,179	(502)	—	(2,273)
Balance, beginning of period	18,600	391	17,659	—	36,650

Balance, end of period	$5,650	$11,570	$17,157	$—	$34,377

20. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited:
     The senior secured notes issued by MSXI Limited are collateralized by the accounts receivable of MSXI Limited and substantially all of the assets of MSXI and its domestic subsidiaries, subject to permitted liens. Payment obligations under the senior secured notes issued by MSXI Limited are guaranteed jointly and severally by MSXI and all of its domestic subsidiaries. Because of the parent and subsidiary guarantee structure, the Company is required to present the following condensed consolidating financial information for:
•	MSXI – the parent company

•	MSXI Limited – the issuer

•	The guarantor subsidiaries

•	The non-guarantor subsidiaries

•	MSXI on a consolidated basis
     Investments in subsidiaries, if any, are accounted for under the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management has determined those would not be significant to the holders of the senior secured notes.

20. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$22,256	$2,792	$369	$6,218	$—	$31,635
Restricted cash and cash equivalents	4,387	—	—	—	—	4,387
Accounts receivable, net	—	8,808	46,585	33,586	—	88,979
Inventory	—	—	510	—	—	510
Prepaid expenses and other assets	—	489	1,053	969	—	2,511
Deferred income taxes, net	—	—	3,599	4,951	(3,868)	4,682

Total current assets	26,643	12,089	52,116	45,724	(3,868)	132,704

Property and equipment, net	—	255	786	1,330	—	2,371
Goodwill, net	—	33	25,743	5	—	25,781
Investment in subsidiaries	42,040	—	(3,424)	19,723	(56,577)	1,762
Assets held for sale	—	—	—	1,073	—	1,073
Other assets	2,244	153	894	54	—	3,345
Deferred income taxes, net	5,518	1,080	—	—	(6,532)	66

Total assets	$76,445	$13,610	$76,115	$67,909	$(66,977)	$167,102

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$100,239	$—	$—	$1,991	$—	$102,230
Accounts payable and drafts	—	7,120	41,845	10,912	—	59,877
Accrued liabilities	12,024	4,273	15,762	22,633	—	54,692
Deferred income taxes, net	3,599	269	—	—	(3,868)	—

Total current liabilities	115,862	11,662	57,607	35,536	(3,868)	216,799

Long-term debt	136,648	17,419	—	647	—	154,714
Intercompany accounts	30,378	(35,064)	(30,594)	35,280	—	—
Other long-term liabilities	—	(130)	1,274	885	—	2,029
Deferred income taxes, net	—	—	5,788	744	(6,532)	—

Total liabilities	282,888	(6,113)	34,075	73,092	(10,400)	373,542

Redeemable Series A Preferred Stock	115,208	—	—	—	—	115,208
Shareholders’ (deficit) equity	(321,651)	19,723	42,040	(5,183)	(56,577)	(321,648)

Total liabilities and shareholders’ (deficit) equity	$76,445	$13,610	$76,115	$67,909	$(66,977)	$167,102

20. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of January 1, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$6,998	$6,980	$432	$8,330	$—	$22,740
Restricted cash and cash equivalents	4,997					4,997
Accounts receivable, net	—	10,616	55,279	30,789	—	96,684
Inventory	—	—	778	7	—	785
Prepaid expenses and other assets	—	578	2,095	1,035	—	3,708
Assets held for sale	—	—	7,327	28,902	—	36,229
Deferred income taxes, net	—	—	3,718	6,023	(4,107)	5,634

Total current assets	11,995	18,174	69,629	75,086	(4,107)	170,777

Property and equipment, net	—	300	2,154	1,303	—	3,757
Goodwill, net	—	29	26,475	—	—	26,504
Investment in subsidiaries	14,493	—	(6,006)	13,920	(22,407)	—
Assets held for sale	—	—	497	5,091	—	5,588
Other assets	3,698	288	2,760	64	—	6,810
Deferred income taxes, net	3,373	2,562	—	—	(4,935)	1,000

Total assets	$33,559	$21,353	$95,509	$95,464	$(31,449)	$214,436

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable and drafts	—	7,409	42,049	14,009	—	63,467
Accrued liabilities	11,499	5,609	26,655	17,914	—	61,677
Liabilities held for sale	—	—	1,653	29,679	—	31,332
Deferred income taxes, net	3,850	257	—	—	(4,107)	—

Total current liabilities	15,349	13,275	70,357	61,602	(4,107)	156,476

Long-term debt	234,610	17,078	—	—	—	251,688
Intercompany accounts	(8,132)	(22,870)	2,160	28,842	—	—
Long-term deferred compensation and other liabilities	—	(50)	4,916	536	—	5,402
Liabilities held for sale	—	—	72	9,066	—	9,138
Deferred income taxes, net	—	—	3,511	1,424	(4,935)	—

Total liabilities	241,827	7,433	81,016	101,470	(9,042)	422,704

Redeemable Series A Preferred Stock	102,566	—	—	—	—	102,566
Shareholders’ (deficit) equity	(310,834)	13,920	14,493	(6,006)	(22,407)	(310,834)

Total liabilities and shareholders’ (deficit) equity	$33,559	$21,353	$95,509	$95,464	$(31,449)	$214,436

20. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended December 31, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Year Ended December 31, 2006

Net sales	$—	$26,661	$202,485	$133,106	$(37)	$362,215
Cost of sales	—	19,102	168,878	108,484	(37)	296,427

Gross profit	—	7,559	33,607	24,622	—	65,788
Selling, general and administrative expenses	—	1,819	16,105	8,946	—	26,870
Restructuring and severance costs	—	—	2,764	359	—	3,123

Income from continuing operations before interest, income taxes, and equity in affiliates	—	5,740	14,738	15,317	—	35,795
Interest expense, net	30,679	(1,244)	(1,002)	1,055	—	29,488
Loss (gain) on investment			1,560	(1,560)

(Loss) income from continuing operations before income taxes and equity in affiliates	(30,679)	6,984	14,180	15,822	0	6,307
Income tax (benefit) provision	(4,956)	2,181	5,287	5,206	—	7,718
Equity in affiliates	24,312	—	15,419	4,803	(44,534)	—

(Loss) income from continuing operations	(1,411)	4,803	24,312	15,419	(44,534)	(1,411)

Income (loss) from discontinued operations, net	7,377	(193)	7,377	5,531	(12,715)	7,377

Net income	$5,966	$4,610	$31,689	$20,950	$(57,249)	$5,966

Fiscal Year Ended January 1, 2006

Net sales	$—	$25,208	$261,979	$115,159	$(67)	$402,279
Cost of sales	—	16,460	226,848	94,866	(67)	338,107

Gross profit	—	8,748	35,131	20,293	—	64,172
Selling, general and administrative expenses	—	2,596	18,136	8,271	—	29,003
Amortization of goodwill and intangibles	—	—	—	—	—	—
Restructuring and severance costs	—	229	1,589	814	—	2,632
Gain on extinguishment of debt	—	—	—	(704)	—	(704)

Income from continuing operations before interest, income taxes, equity in affiliates	—	5,923	15,406	11,912	—	33,241
Interest expense, net	26,914	3,111	2,937	1,081	—	34,043

(Loss) income from continuing operations before income taxes, equity in affiliates	(26,914)	2,812	12,469	10,831	—	(802)
Income tax (benefit) provision	(4,605)	(2,000)	4,244	3,069	—	708
Equity in affiliates	20,799	—	12,574	4,812	(38,185)	—

(Loss) income from continuing operations	(1,510)	4,812	20,799	12,574	(38,185)	(1,510)

(Loss) income from discontinued operations, net	(112,900)	450	(112,900)	(23,950)	136,400	(112,900)

Net (loss) income	$(114,410)	$5,262	$(92,101)	$(11,376)	$98,215	$(114,410)

20. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
for the three fiscal years ended December 31, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Fiscal Year Ended January 2, 2005

Net sales	$—	$22,781	$293,565	$101,588	$(183)	$417,751
Cost of sales	—	16,536	252,875	81,013	(183)	350,241

Gross profit	—	6,245	40,690	20,575	—	67,510
Selling, general and administrative expenses	—	3,490	23,008	5,567	—	32,065
Restructuring and severance costs	—	—	209	—	—	209

Income from continuing operations before interest, income taxes, and equity in affiliates	—	2,755	17,473	15,008	—	35,236
Interest expense, net	25,267	697	4,374	470	—	30,808

(Loss) income from continuing operations before income taxes, and equity in affiliates	(25,267)	2,058	13,099	14,538	—	4,428
Income tax (benefit) provision	(5,135)	(143)	4,677	2,208	—	1,607
Equity in affiliates	22,953	—	14,531	2,201	(39,685)	—

Income from continuing operations	2,821	2,201	22,953	14,531	(39,685)	2,821

(Loss) income from discontinued operations	(1,164)	934	(1,164)	(791)	1,021	(1,164)

Net income	$1,657	$3,135	$21,789	$13,740	$(38,664)	$1,657

20. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended December 31, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income	$5,966	$4,610	$31,689	$20,950	$(57,249)	$5,966
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in affiliates	(31,689)	—	(20,950)	(4,610)	57,249	—
Loss (gain) on asset impairment and sale	—	193	(481)	(4,826)	—	(5,114)
Depreciation	—	210	1,381	743	—	2,334
Amortization of debt issuance costs	4,536	579	—	—	—	5,115
Deferred taxes	(2,396)	1,493	2,534	735	—	2,366
Loss on sale/disposal of property and investments	—	4	333	74	—	411
Decrease in receivable, net	—	1,810	9,039	752	—	11,601
Decrease (increase) in inventory	—	—	269	(39)	—	230
Decrease in prepaid expenses and other assets	—	89	1,042	65	—	1,196
Increase (decrease) in current liabilities	528	(1,625)	(8,786)	(4,648)	—	(14,531)
Other, net	—	(66)	(626)	(1,052)	—	(1,744)

Net cash (used for) provided by operating activities	(23,055)	7,297	15,444	8,144	—	7,830

Cash flows from investing activities:
Capital expenditures	—	(144)	(432)	(850)	—	(1,426)
Payments for contingent consideration and minority interests	—	—	(6,217)	—	—	(6,217)
Proceeds from sale/disposal of businesses, net of expenses paid	—	(193)	6,772	4,773	—	11,352
Increase in restricted cash and cash equivalents	(11,697)	—	—	—	—	(11,697)
Release of restricted cash and cash equivalents	12,307	—	—	—	—	12,307
Proceeds from sale/disposal of equipment and investments	—	7	65	44	—	116

Net cash provided by (used for) investing activities	610	(330)	188	3,967	—	4,435

Cash flows from financing activities:
Intercompany	38,510	(12,194)	(32,754)	6,438	—	—
Transactions with subsidiaries	—	—	16,018	(16,018)	—	—
Changes in revolving debt, net	—	—	—	2,160	—	2,160
Debt issuance costs	(807)	—	—	—	—	(807)
Repayment of long-term debt	—	—	—	(3,783)	—	(3,783)
Changes in book overdrafts, net	—	—	1,070	(112)	—	958

Net cash provided by (used for) financing activities	37,703	(12,194)	(15,666)	(11,315)	—	(1,472)

Effect of foreign exchange rate changes on cash and cash equivalents	—	1,039	(30)	(3,180)	—	(2,171)

Cash and cash equivalents:
Increase (decrease) for the period	15,258	(4,188)	(64)	(2,384)	—	8,622
Balance, beginning of period	6,998	6,980	433	8,602	—	23,013

Balance, end of period	$22,256	$2,792	$369	$6,218	$—	$31,635

20. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended January 1, 2006

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net (loss) income	$(114,410)	$5,262	$(92,101)	$(11,376)	$98,215	$(114,410)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Equity in affiliates	92,101	—	11,376	(5,262)	(98,215)	—
(Gain) loss on asset impairment and sale	—	(578)	—	4,578	—	4,000
Gain on extinguishment of debt	—	—	—	(704)	—	(704)
Depreciation	—	612	2,924	1,410	—	4,946
Goodwill impairment charges	—	—	89,827	16,868	—	106,695
Amortization of debt issuance costs	4,191	437	—	—	—	4,628
Deferred taxes	(835)	(2,304)	835	(275)	—	(2,579)
(Gain) loss on sale/disposal of property and investments	—	(1)	(23)	213	—	189
Decrease in receivable, net	—	1,655	11,066	22,926	—	35,647
Decrease in inventory	—	—	3,339	472	—	3,811
(Increase) decrease in prepaid expenses and other assets	—	(266)	537	(609)	—	(338)
Increase (decrease) in current liabilities	499	481	(16,848)	(14,374)	—	(30,242)
Other, net	—	(390)	(910)	(2,608)	—	(3,908)

Net cash (used for) provided by operating activities	(18,454)	4,908	10,022	11,259	—	7,735

Cash flows from investing activities:
Capital expenditures	—	(190)	(1,123)	(3,735)	—	(5,048)
Payments for contingent consideration and minority interests	—	—	(2,417)	—	—	(2,417)
Proceeds from sale/disposal of businesses, net of expenses paid	—	5,608	—	(520)	—	5,088
Increase in restricted cash and cash equivalents	(4,997)	—	—	—	—	(4,997)
Proceeds from sale/disposal of equipment and investments	—	10	55	162	—	227

Net cash (used for) provided by investing activities	(4,997)	5,428	(3,485)	(4,093)	—	(7,147)

Cash flows from financing activities:
Transactions with subsidiaries	24,831	(1,144)	(14,838)	(8,849)	—	—
Repayment of debt	—	—	—	(1,901)	—	(1,901)
Debt issuance costs	(32)	—	—	—	—	(32)
Changes in revolving debt, net	—	(579)	—	(7,306)	—	(7,885)
Changes in book overdrafts, net	—	—	(2,837)	375	—	(2,462)

Net cash provided by (used for) financing activities	24,799	(1,723)	(17,675)	(17,681)	—	(12,280)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1,651)	—	1,979	—	328

Cash and cash equivalents:
Increase (decrease) for the period	1,348	6,962	(11,138)	(8,536)	—	(11,364)
Balance, beginning of period	5,650	18	11,570	17,139	—	34,377

Balance, end of period (including $273 of cash held for sale)	$6,998	$6,980	$432	$8,603	$—	$23,013

20. Guarantor and Non-Guarantor Subsidiaries of MSXI Limited: — (continued)
MSX INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the fiscal year ended January 2, 2005

		MSXI
	MSXI	Limited	Guarantor	Non-Guarantor		MSXI
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities:
Net income	$1,657	$3,135	$21,789	$13,740	$(38,664)	$1,657
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Equity in affiliates	(21,789)	—	(13,740)	(3,135)	38,664	—
Depreciation	—	1,465	4,222	2,856	—	8,543
Amortization of debt issuance costs	4,040	305	—	—	—	4,345
Deferred taxes	(4,067)	—	4,067	953	—	953
(Gain) loss on sale/disposal of property and investments	—	(87)	20	128	—	61
Decrease in receivable, net	—	4,495	27,055	16,864	—	48,414
Increase in inventory	—	—	(3,487)	(56)	—	(3,543)
(Increase) decrease in prepaid expenses and other assets	—	(225)	1,414	313	—	1,502
Increase (decrease) in current liabilities	1,574	(12,176)	(23,127)	(15,126)	—	(48,855)
Other, net	—	121	939	1,374	—	2,434

Net cash (used for) provided by operating activities	(18,585)	(2,967)	19,152	17,911	—	15,511

Cash flows from investing activities:
Capital expenditures	—	(346)	(512)	(1,865)		(2,723)
Payments for contingent consideration and minority interests	—	—	(4,000)	(354)		(4,354)
Proceeds from sale/disposal of equipment and investments	—	108	46	170		324
Other, net	—	—	2,269	—		2,269

Net cash used for investing activities	—	(238)	(2,197)	(2,049)	—	(4,484)

Cash flows from financing activities:
Transactions with subsidiaries	6,117	(2,793)	4,945	(8,269)	—	—
Debt issuance costs	(482)	63	—	—	—	(419)
Changes in revolving debt, net	—	608	—	(2,229)	—	(1,621)
Changes in book overdrafts, net	—	—	(10,721)	—	—	(10,721)

Net cash provided by (used for) financing activities	5,635	(2,122)	(5,776)	(10,498)	—	(12,761)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(292)	—	(247)	—	(539)

Cash and cash equivalents:
(Decrease) increase for the period	(12,950)	(5,619)	11,179	5,117	—	(2,273)
Balance, beginning of period	18,600	5,639	391	12,020	—	36,650

Balance, end of period	$5,650	$20	$11,570	$17,137	$—	$34,377

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedure:
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of MSXI’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon this evaluation, which included the matters discussed below, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as described further below, to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
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
     Material Weaknesses in Internal Control over Financial Reporting:
     Management determined that the following material weakness was present as of December 31, 2006: Employees within certain departments have access rights within the system that are incompatible with their assigned roles. For example, multiple individuals have the ability to initiate changes to vendor masterfiles, create invoices and/or approve the invoice for payment.
     Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting:
     As of the date of this Report, the Company is in the process of implementing the following changes to remediate the control weakness identified above: The Company performed a comprehensive review of user security and made required changes to ensure adequate functionality and internal control are present.
     Changes in Internal Control over Financial Reporting:
     Except for internal control improvements to remedy certain material control weaknesses existing at January 1, 2006, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2006 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth certain information with respect to individuals who served as directors and executive officers as of December 31, 2006.

Name	Age	Position
Peter M. Leger	55	President, Chief Executive Officer, and Director
Frederick K. Minturn	50	Executive Vice President and Chief Financial Officer
Erwin H. Billig	80	Chairman and Director
David E. Cole	69	Director
Charles E. Corpening	41	Director
Michael A. Delaney	52	Director
Richard J. Puricelli	69	Director
Wolfgang Kurth	65	Senior Vice President
Bruce V. Culver	48	Vice President
Craig Schmelzer	58	Vice President
     Peter M. Leger was appointed President and Chief Executive Officer of MSX International, Inc. in December 2006. Mr. Leger was also appointed as a Director of the company. Mr. Leger most recently served as Chief Executive Officer for VinPlus, LLC, which provides data services, e-Commerce and software solutions to the automotive retail and financial services sectors. Prior to that, he was the Chief Executive Officer for NAT, Inc. from 2003 to 2005, where he was responsible for expanding NAT, Inc.’s software solutions and warranty administration platform portfolio and participated in structuring the sale of NAT, Inc. to DealerTrack Holdings, Inc. in 2005. Mr. Leger was the founder of TAS Group, Inc., which focused on designing and implementing e-Commerce, software solutions and business process outsourcing for automotive and financial service companies, and served as its Chief Executive Officer from 2001 to 2003.
     Frederick K. Minturn has been Executive Vice President and Chief Financial Officer since January 1997.
     Prior to joining MSX International, Inc., Mr. Minturn was Vice President of MascoTech, Inc.’s Automotive Operations group from 1994 through December 1996 and was a Group Controller of that operation beginning in 1991.
     Erwin H. Billig served as Chief Executive Officer from April 1998 until January 2000 and was Chairman of the Board of Directors from January 1997 to December 2003, then serving as Director, and as Chairman of the Board as of July 2004. He served as Vice Chairman of MascoTech, Inc. from 1994 to 1997 and was Vice President and Chief Operating Officer of MascoTech, Inc. from 1986 to 1994. He is also the Chairman of the Board of Directors of Titan Wheel International, Inc.
     David E. Cole has been a Director since January 1997. Dr. Cole is currently Chairman of the Center for Automotive Research, a not-for-profit corporation. He was formerly the Director of the Office for the Study of Automotive Transportation (OSAT) at the University of Michigan’s Transportation Research Institute since 1978. Dr. Cole is a director of Campfire Interactive, Inc., Saturn Electronics & Engineering, Inc., R.L. Polk, Inc., Plastech, Inc., and the Center for Automotive Research. Dr. Cole is on the boards of the Michigan Economic Development Corp., the Michigan Strategic Economic Investment and Commercialization Organization and is on the Board of Trustees of Hope College, and a member of the Michigan Technology Tri-Corridor Steering Committee.
     Charles E. Corpening joined the Board of Directors in February 2002. Mr. Corpening has been a Partner with Court Square Capital Partners since 2006, was formerly a Partner with an affiliate of Citigroup Venture Capital Partners, L.P. from 2001 and was Vice President from 1994 to 2001. Prior to 1994, Mr. Corpening was with Roundtree Capital Corporation, a private investment firm, the Rockefeller Group, and the investment banking department of Paine Webber, Inc. He received his Bachelor of Arts degree from Princeton University and his Master of Business Administration degree from Columbia Business School. Mr. Corpening serves on the Board of Directors of FastenTech, Inc. and Premier Dental Services, Inc.

     Michael A. Delaney has been a Director since January 1997. Mr. Delaney has been a Managing Partner with Court Square Capital Partners since 2006 and was formerly a Managing Partner with an affiliate of Citigroup Venture Capital Equity Partners, L.P. from 1997 to 2006. Mr. Delaney is also a Director of Arizant, Inc., IWCO Direct Inc., and Strategic Industries.
     Richard J. Puricelli became a Director in February 2004. He has been with JAC Products as a Director since 1995, and in 1997 was appointed Chairman and Chief Executive Officer. In 2001, a successor became President and Chief Executive Officer of JAC Products. Mr. Puricelli continues as non-executive Chairman and Director. He is also a non-executive Chairman and a Director of FastenTech, Inc., and Director of ERICO International, Remy International, Inc., and Jackson Hole Mountain Resort Corporation. Prior to becoming active with JAC Products, Mr. Puricelli served as President of Modern Engineering. He also served as President of Atwood Automotive in Rockford, Illinois in 1995. Prior to that, Mr. Puricelli held a partnership in Grisanti, Galef and Goldress, was Senior Vice President of JP Industries, and held a variety of executive level positions with Standard Oil Company of Ohio and its subsidiary, Carborundum Company.
     Wolfgang Kurth was appointed Senior Vice President, European Operations in December 2003. He was Managing Director, German operations, for Geometric Results, Inc. in April 1993 and later became Vice President, Automotive Process Management, with global responsibilities. Previously, Mr. Kurth worked in a number of management positions in finance at Ford Motor Company. Mr. Kurth earned a bachelor’s degree in business economics and engineering in Cologne, Germany.
     Bruce V. Culver was appointed Vice President, Business Outsourcing Services Group Americas Operations, in October 2003. Mr. Culver leads growth and delivery operations concentrating on the automotive aftermarket by providing industry leading consulting, process outsourcing and document management services. Previously, Mr. Culver served as Division President at EDS leading operations supporting various business units at General Motors.
     Craig R. Schmelzer was appointed Vice President, Human Capital Solutions, in October 2003. Mr. Schmelzer is responsible for providing and managing outsourced staffing and vendor management services and procurement services for the major automotive companies and many tier suppliers. Prior to joining MSXI, Mr. Schmelzer served as Executive Vice President of Megatech Engineering, which was acquired by MSXI in 1999.
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

Item 11. Executive Compensation.
Compensation Committee Report
     The Compensation Committee of the Board of Directors is comprised solely of non-employee directors. The Compensation Committee is responsible for all aspects of the compensation arrangements with executive officers, including the officers named in the Summary Compensation Table. The Compensation Committee works with the Board of Directors and executive management, to develop overall compensation objectives and specific compensation programs.
     The individuals serving on the Compensation Committee of the Board of Directors are Erwin H. Billig, Charles E. Corpening, and Michael A. Delaney.
Compensation Discussion and Analysis
General
     Our compensation programs are designed to attract and retain especially qualified individuals upon whom the sustained progress, growth, profitability, and value of the Company depend. Through the Compensation Committee, we have developed and implemented compensation policies, plans and programs to further these goals by rewarding our executives for positive financial performance. To this end, we tie a substantial portion of our executives’ overall compensation to measurable annual corporate milestones established in the executive incentive compensation plan.
     Regarding most compensation matters, including executive compensation, our management provides recommendations to the Compensation Committee. We do not currently engage any consultant related to executive and/or director compensation matters.
Compensation Components
     During fiscal 2006, executive compensation included base salary, annual incentives, benefits generally available to MSX employees, and certain other compensation.
Base Salary
     The Compensation Committee fixes the annual base salary of the Chief Executive Officer and Chief Financial Officer. Annual base salaries are generally set at levels that take into account both competitive and performance factors, including sales growth, profitability, and client satisfaction. In addition, the Compensation Committee considers the financial results of the Company and the success of the officers in developing and executing the Company’s strategic plans. The Compensation Committee and the Board of Directors collaborate regarding the Chief Executive Officer’s salary. The Chief Executive Officer makes recommendations for other executives, which are approved by the Compensation Committee. Salary surveys and benchmark information are also utilized in determining other executive salary levels. The Compensation Committee believes that executive officer base salaries for 2006 were reasonable as compared to amounts paid to executives with similar skills and experience at comparable companies.
Incentive Compensation
     The Compensation Committee administers an Executive Incentive Compensation Plan. The plan is designed to motivate executives to meet certain business plan financial objectives. The financial objectives focus primarily on profitability and liquidity. These objectives are expressed as days sales outstanding (“DSO”) and earnings before interest and taxes (“EBIT”). A low DSO equates to the efficient collection of accounts receivable and increased operating cash flows (liquidity). A high EBIT equates to high operating profit (profitability). Annually, the Compensation Committee establishes incentive targets and levels of attainment for the plan. The target levels and participants are recommended by the Chief Executive Officer and reviewed and approved by the Compensation Committee and the Board of Directors.
     Incentive targets, expressed as a percent of base salary, are established according to job responsibilities and competitive total compensation. Attainment levels are set at a range of 80% to 200% of the established financial objective.

The total award is calculated as a percent of the incentive target based on the level of attainment achieved. The incentive awards are paid in the year following the period for which they were earned. For competitive reasons, we do not disclose specific achievement goals or awards, except as required under applicable laws, rules and regulations.
Stock Option Plan
     The purpose of the Stock Option plan is to encourage executives to acquire a proprietary interest in the Company in order to provide motivation and to reward them for the attainment of long-term Company objectives. Stock options under the plan have an exercise price no less than the fair value of the stock on the date of grant and the options vest over a five-year period. There were no options granted during fiscal year 2006. To date, we have not recognized any expense related to employee stock options as the exercise price has significantly exceeded the estimated fair value of the stock on the date of grant.
Other Compensation
     During fiscal year 2006, we paid living expenses on behalf of Mr. Netolicka, as provided under his employment agreement with the Company.
Termination of Employment Payments
     Two of our executives, Mr. Leger and Mr. Minturn, are entitled to receive certain payments from us in the event of a termination event, as provided in their employment agreements with the Company. We believe that entering into severance arrangements with certain of our executives has helped us attract and retain the best-possible executive talent. The terms of Mr. Leger’s severance arrangement were negotiated as part of his hiring process. The terms of Mr. Minturn’s severance arrangement were negotiated during his current tenure as chief financial officer. For a further description of the payments that Mr. Leger and Mr. Minturn, two of our Named Executive Officers, are entitled to receive in the event of certain termination events, see “Employment Agreements.”
Tax Considerations
     We have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year that are not subject to a substantial risk of forfeiture. In such case, the Service Provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the befit includible in income. The Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

Summary of Executive Compensation
     The following Summary Compensation Table sets forth certain information with respect to all compensation paid or earned for services rendered to MSXI for the year ending December 31, 2006 for (i) those persons who served as our Chief Executive Officer or Chief Financial Officer during the year, (ii) our three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who served as officers at the end of the fiscal year, and (iii) one additional executive who would have been included in (ii) had he been serving as an executive officer at the end of the 2006 fiscal year (collectively, the “Named Executive Officers”):
SUMMARY COMPENSATION TABLE
for the fiscal year ended December 31, 2006

		Non-Equity Incentive	Nonqualified
		Plan Compensation	Deferred Plan	All Other
	Salary	(4)	Compensation	Compensation	Total
Name and Principle Position	($)	($)	($)	($)	($)
Peter Leger (1)	22,917	—			22,917
President, Chief Executive Officer, and Director

Robert Netolicka (2)	729,167	504,000		117,792 (5)	1,350,959
Former President, Chief Executive Officer, and Director

Fredrick K. Minturn	340,000	183,600	13,157		536,757
Executive Vice President and Chief Financial Officer

Wolfgang Kurth	340,089	26,224		14,526 (6)	380,839
Senior Vice President

Park Payne (3)	233,333	—			233,333
Senior Vice President

Bruce Culver	200,000	—	998		200,998
Vice President of Operations

Craig Schmelzer	185,500	80,210			265,710
Vice President of Operations

(1)	Effective December 18, 2006, Mr. Peter Leger was appointed to serve as the Company’s President, Chief Executive Officer, and Director.

(2)	Effective December 18, 2006, Mr. Netolicka was replaced by Mr. Leger as President and Chief Executive Officer of the Company. Mr. Netolicka will remain with the Company in an advisory role until his retirement in early 2007

(3)	Park Payne resigned from the Company effective October 13, 2006.

(4)	Compensation pursuant to the Company’s Executive Incentive Compensation Plan. Awards are paid in the year following the period in which they are earned.

(5)	Living expenses paid on behalf of Robert Netolicka.

(6)	Includes automobile benefit of $10,302 and life insurance benefits of $4,224.

Non-Equity Incentive Plan Compensation
     The following table lists grants of plan based awards as of December 31, 2006 for the Named Executive Officers:
GRANTS OF PLAN-BASED AWARDS
for the fiscal year ended December 31, 2006

Estimated Future
Payouts Under Non-
Equity Incentive
Plan Awards
Name	($)
Robert Netolicka	504,000

Fredrick K. Minturn	183,600

Wolfgang Kurth	26,224

Craig Schmelzer	80,210
     Certain executives of the Company received awards based on fiscal 2006 performance, which will be paid in 2007. As of the date of this Report, a non-equity incentive compensation plan has not been established for fiscal 2007.

Stock Option Awards
     The following table lists outstanding stock option awards as of December 31, 2006 for the Named Executive Officers:
Outstanding Stock Option Awards Table
as of December 31, 2006

			Number of Shares
	Number of Shares		Underlying
	Underlying		Unexercised		Option
	Unexercised Options		Options (#)	Option Exercise	Expiration
Name	(#) Exercisable		Unexercisable	Price ($)	Date
Robert Netolicka	9,000	(1)	6,000	60.00	6/1/2013

Fredrick K. Minturn	1,000	(2)	1,500	80.00	1/1/2014

Wolfgang Kurth	300	(3)	75	80.00	2/1/2012
	1,275	(4)	850	80.00	11/12/2013

(1)	Options were issued on June 1, 2003 and vest 20% per year over 5 years.

(2)	Options were issued on January 1, 2004 and vest 20% per year over 5 years.

(3)	Options were issued on February 1, 2002 and vest 20% per year over 5 years.

(4)	Options were issued on November 12, 2003 and vest 20% per year over 5 years.
     Option awards are issued at a value greater than the fair value of the stock on the grant date and vest evenly over five years with an expiration date of ten years from the grant date. To date, we have not recognized any expense related to employee stock options as the exercise price has significantly exceeded the estimated fair value of the stock on the date of grant.
Non-Qualified Deferred Compensation
     The following table lists the Named Executive Officers that had earnings from our Deferred Compensation Program for the year ended December 31, 2006:
Non-Qualified Deferred Compensation Table
as of and for fiscal year ended December 31, 2006

		Aggregate
	Aggregate	Withdrawls/	Aggregate
	Earnings	Distributions	Balance
Name	($)	($)	($)
Fredrick K. Minturn	13,157	—	204,434

Park Payne	—	14,567	—

Bruce Culver	998	—	15,520

     The Company administers a deferred compensation program, which allows certain of our management employees to defer portions of their salary and bonus. During the second quarter of 2006, the Deferred Compensation Plan was frozen. As of December 31, 2006, certain funds remain in the plan account. The Company expects to pay the remaining account balances to the employees during 2007 and terminate the plan. Aggregate earnings during 2006 represent interest earned on the aggregate balances.
Employment Agreements
     Peter Leger. Effective December 18, 2006, MSXI entered into an Employment Agreement with Mr. Peter Leger. Mr. Leger’s employment agreement provides that he shall serve as the President and Chief Executive Officer of the Company and as a member of the Board of Directors of the Company until December 18, 2010, for an annual compensation of $550,000 plus a bonus having an annual incentive target of 60% of base salary. Mr. Leger is eligible for higher bonus payments, of up to 150% of his base salary, depending on the achievement of certain performance goals and is guaranteed a bonus of no less than $350,000 for fiscal year 2007. As required by the employment agreement, the Company will review the base salary annually throughout the employment term. The employment agreement contains provisions providing for severance payments to Mr. Leger equal to 75% of his base salary and 75% of his bonus payments for the last completed calendar year prior to termination, payable in equal monthly installments over six months upon his termination by the Company without cause or by him for good reason, as defined in the employment agreement. Along with the severance payments the Company is obligated to pay a prorated portion of any bonus payments earned during the year of the termination and any earned and unpaid base salary or unused vacation days, and provide 18 months of continued health care coverage. In addition, Mr. Leger agrees that upon termination of his employment he will not compete with the business conducted by the Company for an 18 month period following such termination; if the termination is by the Company without cause or by Mr. Leger for good reason, as defined in the employment agreement, he is entitled to receive (in addition to the severance payments described above) payments equal to 75% of his base salary and 75% of his bonus payments for the last completed calendar year prior to such termination, payable in equal monthly installments over such 18 month period. If, effective December 31, 2006, Mr. Leger were terminated by the Company without cause or by him for good reason, as defined in the employment agreement, he would be entitled to receive severance payments totaling $838,000, representing 150% of his base salary and 18 months of health care benefits.
     Court Square Capital Partners, L.P., manager of Citigroup Venture Capital Partners, L.P. (“Court Square”), separately entered into a letter agreement with Mr. Leger committing to develop and implement an Equity Incentive Plan upon a successful refinancing of the Company’s debt. The plan will be developed in consultation with Mr. Leger and will provide for equity grants to Mr. Leger with an expected value of $5 million or more upon consummation of liquidity events in the future.
     Fred Minturn. On December 8, 2006, the Company and Mr. Minturn entered into an amendment to the employment agreement, dated November 12, 1996. The amendment provides that if Mr. Minturn is terminated by the Company without cause or by him for good reason, as defined in the employment agreement, before January 1, 2008 or if the term of the agreement is not automatically renewed pursuant to the terms of the agreement so that Mr. Minturn’s last day of employment with the Company is before January 1, 2008, he shall be entitled to severance payments equal to his base salary and continued health care coverage for 18 months following such termination. Alternatively, if Mr. Minturn is terminated by the Company without cause or by him for good reason, as defined in the employment agreement, after January 1, 2008 or if the term of the agreement is not automatically renewed pursuant to the terms of the agreement so that his last day of employment with the Company is after January 1, 2008, he shall be entitled to severance payments equal to his base salary and continued health care coverage for 12 months following such termination. If, effective December 31, 2006, Mr. Minturn were terminated by the Company without cause or by him for good reason, as defined in the employment agreement, he would be entitled to receive severance payments totaling $526,500, representing 18 months of his base salary and health care benefits.

Director Compensation
     The following table outlines the fees earned or paid to directors during fiscal 2006:
DIRECTOR COMPENSATION
for fiscal year ended December 31, 2006

	Fees Earned
	or Paid in
Name	Cash	Total
David E. Cole	21,500	21,500

Richard J. Puricelli	22,000	22,000

Thomas T. Stallkamp (1)	5,000	5,000

(1)	Effective March 31, 2006, Mr. Stallkamp resigned from the Board of Directors.
     Outside directors, who are not affiliated with MSXI or CVC, are entitled to receive $20,000 in annual compensation and $500 per meeting attended.
Compensation Committee Interlocks and Insider Participation
     The members of the compensation committee are Messrs. Billig, Corpening, and Delaney. Mr. Delaney also serves on the compensation committee of Remy International, Inc. Mr. Billig formerly served as the Chief Executive Officer of MSXI until January 2000. The members of the compensation committee are non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The following table provides certain information regarding the beneficial ownership, as defined by Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), of MSXI’s common stock as of December 31, 2006 by (i) each stockholder known to us to be the beneficial owner of 5% or more of any class of MSXI’s voting securities, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. So far as is known to us, the persons named in the table below as beneficially owning the shares set forth therein have sole voting power and sole investment power with respect to such shares, unless otherwise indicated. As a result of the holding company reorganization, MSXI will become a wholly-owned subsidiary of the new holding company and the stockholders of MSXI will become stockholders of the new holding company with the same number, class of shares and percentage equity ownership as they currently hold in MSXI.

	Number of Shares
	Beneficially Owned			Percent of Class
	Class		Series A	Class	Series A
	A		Preferred	A	Preferred
Name of Beneficial Owner	Common (1)		Stock	Common	Stock
Citicorp and affiliates	381,944	(2)	316,894	76.5%	88.2%
399 Park Avenue, 14th Floor New York, New York 10043

Erwin H. Billig (3)	25,838	(4)	690	5.2%	0.2%
1950 Concept Drive Warren, MI 48091

Charles E. Corpening (5)	182		57	—	—
399 Park Avenue, 14th Floor New York, New York 10043

Michael A. Delaney (5)	7,547		3,200	1.5%	0.9%
399 Park Avenue, 14th Floor New York, New York 10043

Frederick K. Minturn	9,084	(6)	69	1.8%	—
1950 Concept Drive Warren, MI 48091

Wolfgang Kurth	1,650	(7)	—	0.3%	—
1950 Concept Drive Warren, MI 48091

All directors and executive officers as a group (5 persons)	44,300		4,016	8.9%	1.1%

(1)	Consists of an equal number of shares of each of Series A-1 Common Stock, Series A-2 Common Stock, Series A-3 Common Stock and Series A-4 Common Stock (collectively, the “Class A Common Stock”).

(2)	These shares are owned by Citigroup Venture Capital Equity Partners, L.P. (“CVC”), Court Square Capital Limited, an indirect a wholly-owned subsidiary of Citigroup, and their affiliates. Court Square Capital Partners, an independent company founded by the former managers of CVC, manages CVC and has voting and investment power with respect to the 101,440 shares owned directly by CVC.

(3)	In name of Billig Family Limited Partnership

(4)	Includes options exercisable for 10,000 shares of Class A Common Stock within 60 days of March 15, 2007.

(5)	Mr. Corpening is a Partner with Court Square and Mr. Delaney is a Managing Partner with Court Square.

(6)	Includes options exercisable for 1,500 shares of Class A Common Stock within 60 days of March 15, 2007.

(7)	Includes options exercisable for 1,650 shares of Class A Common Stock within 60 days of March 15, 2007.

     The following is a summary of equity compensation plans of the Company:

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation
	issued upon exercise of	price of outstanding	plans (excluding
	outstanding options, warrants	options, warrants and	securities reflected in
	and rights	rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,000	$63.33	20,000

Equity compensation plans not approved by security holders	—	—	—

Total	30,000	$63.33	20,000

     Additional information regarding the plans summarized above can be found in Note 17 of our consolidated financial statements included under Item 8 of this Report.
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
     Fourth Lien Term Notes
     In conjunction with the second amendment of our former credit facility on July 10, 2002, we entered into a senior secured term note with an affiliate of CVC, our majority owners. Terms of the note are described more fully in Note 10 of our consolidated financial statements included under Item 8 of this Report. Concurrently with the consummation of the offering of the new units, in August 2003, the second term note was amended and restated into a $14.7 million note issued by MSX International, Inc. and $2.4 million note issued by MSX International Limited. The amended and restated notes are referred to as the fourth lien term notes as they are secured by a fourth priority lien on the assets of MSXI and MSXI Limited.
     Note Purchases
     An affiliate of CVC has, from time to time, made open-market purchases of MSXI’s senior subordinated notes. In the future, this affiliate of CVC may, from time to time, purchase MSXI’s senior subordinated notes or senior secured notes in open-market purchases.
Item 14. Principal Accountant Fees and Services.
     Audit Fees
     Aggregate fees for professional services rendered by Grant Thornton LLP in connection with its audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005 were $773,000, $657,000, and $732,000, respectively. These fees included amounts associated with statutory audits of selected foreign subsidiaries to the extent audits are considered an integral part of the overall audit scope and approach. These fees also include amounts associated with reviews of the Company’s unaudited condensed consolidated interim financial statements.
     The Audit Committee has established pre-approval policies and procedures pursuant to which the Audit Committee must pre-approve all audit and permitted services provided by the independent registered public accounting firm. Typically the full Audit Committee grants pre-approval, however, the Audit Committee has delegated the authority to grant pre-approvals to the Chief Financial Officer, whose decisions are then later ratified by the full committee. Pursuant to these procedures, the Audit Committee approved all of the foregoing services provided by and fees paid to Grant Thornton LLP in 2006, 2005, and 2004.
     Audit Related Fees
     We did not incur any audit related fees for the years ended December 31, 2006, January 1, 2006, or January 2, 2005.

     Tax Fees
     For the years ended December 31, 2006, January 1, 2006, and January 2, 2005, there were no fees for professional services rendered by Grant Thornton LLP in connection with tax compliance, tax planning, and advice.
     All Other Fees
     For the years ended December 31, 2006, January 1, 2006, and January 2, 2005, Grant Thornton LLP rendered no professional services to the Company other than those professional services described above.
     Auditor Independence
     Grant Thornton LLP (“Grant Thornton”), independent registered public accounting firm, has audited our consolidated financial statements and schedules as of December 31, 2006 and January 1, 2006, and for each of the three fiscal years in the period ended December 31, 2006, as set forth in their report, which is included in this annual report.
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
     The arrangements giving rise to this independence question were modified by Grant Thornton during 2005 and are no longer applicable to the independence evaluation for our fiscal 2006 and 2005 audits.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
(a)	Listing of Documents.

Financial Statements. MSXI’s Consolidated Financial Statements included under Item 8 hereof, as required for the three fiscal years ended December 31, 2006, consist of the following:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Deficit
Notes to Consolidated Financial Statements
(1)	Financial Statement Schedule.

The Financial Statement Schedule appended hereto, as required for the three fiscal years ended December 31, 2006 consists of the following:
II.	Valuation and Qualifying Accounts
(2)	Exhibits.
3.1	Amended and Restated Certificate of Incorporation of MSXI. (6)

3.2	Amended and Restated By-laws of MSXI. (7)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MSXI. (10)

4.1	Indenture dated as of January 15, 1998 by and between MSXI, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, in respect of the 11-3/8% Senior Subordinated Notes due 2008. (1)

4.2	Form of Exchange Notes. (1)

4.3	Registration Agreement dated as of January 16, 1998 by and among MSXI, the Subsidiary Guarantors and Salomon Brothers Inc, Lehman Brothers Inc. and First Chicago Capital Markets, Inc. (1)

4.4	Indenture dated as of August 1, 2003, between MSX International, Inc., MSX International Limited, the Subsidiary Guarantors and BNY Midwest Trust Company, as trustee, in respect of the Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (8)

4.5	Form of New Units consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. and $140 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited. (8)

4.6	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International, Inc. (included in Exhibit 4.5). (8)

4.7	Form of New Notes consisting of $860 Principal Amount of 11% Senior Secured Notes Due 2007 of MSX International Limited (included in Exhibit 4.5). (8)

4.8	Registration Agreement dated as of August 1, 2003 by and among MSX International, Inc., MSX International Limited, the Guarantors and Jeffries & Company, Inc. (8)

4.9	Supplemental Indenture to Indenture dated as of August 1, 2003, dated as of January 19, 2006, among MSX International, Inc, MSX International Limited, Creative Technology Services, L.L.C. and BNY Midwest Trust Company. (15)

4.10	Supplemental Indenture to Indenture January 15, 1998, dated as of January 19, 2006, among MSX International, Inc, MSX International Limited, Creative Technology Services, L.L.C. and BNY Midwest Trust Company (successor to IBJ Schroder Bank & Trust Company). (15)

10.1	Amended and Restated Stockholders’ Agreement. (6)

10.2	Amended and Restated Registration Rights Agreement. (6)

10.3	CVC Subscription Agreement dated as of January 3, 1997 between MSXI and CVC. (1)

10.4	Management Subscription Agreement dated as of January 3, 1997 between MSXI and certain executive officers of MSXI. (1)

10.5	Deferred Compensation Plan. (1)

10.6	MSX International, Inc. 2000 Stock Option Plan. (6)

10.7	Employment Agreement dated as of January 3, 1997 between MSXI and Frederick K. Minturn. (1)

10.8	Employment Agreement dated as of October 27, 2006 between MSXI and Peter M. Leger.

10.9	Letter of Intent dated as of October 27, 2006 between Court Square Capital Partners L.P. and Peter Leger.

10.10	Amendment to Employment Agreement dated as of December 8, 2006 between MSXI and Frederick K. Minturn.

10.11	Stock Purchase Agreement dated as of July 25, 1997 between MSX International (Holdings), Inc. and Ford Motor Company. (1)

10.12	Acquisition Agreement dated as of November 12, 1996 among MSXI, MascoTech and ASG Holdings Inc. (1)

10.13	Asset Purchase Agreement dated as of October 23, 1998, between MSX International Engineering Services, Inc. and Lexstra International, Inc. and Lexus Temporaries, Inc. (2)

10.14	Stock Purchase Agreement dated as of December 22, 1998 between MSX Engineering Services, Inc. and MegaTech Engineering, Inc. (3)

10.15	Stock Purchase Agreement dated as of September 17, 1999 between MSX Engineering Services, Inc. and Chelsea Computer Consultants, Inc. (4)

10.16	Amended and Restated Credit Agreement dated as of August 1, 2003 between MSX International, Inc., the Borrowing Subsidiaries, and Bank One, NA. (8)

10.17	Stock Purchase Agreement dated as of August 6, 1999 between MSX International Holding Ltd. and Satiz S.p.A. (5)

10.18	Amended and Restated Fourth Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Court Square Capital Limited. (8)

10.19	Third Secured Term Loan Agreement dated as of August 1, 2003, by and among MSX International, Inc. and Citicorp Mezzanine III, L.P. (8)

10.20	Warrant Purchase Agreement dated as of August 1, 2003, by and between MSX International, Inc. and Citicorp Mezzanine III, L.P. (8)

10.21	Purchase Agreement dated as of July 25, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (8)

10.22	Amendment No. 1 to Purchase Agreement dated as of August 1, 2003, by and among MSX International, Inc., MSX International Limited and Jeffries & Company, Inc. (8)

10.23	Amendment No. 1 to Amended and Restated Stockholders’ Agreement dated as of January 31, 2003. (8)

10.24	Amendment No. 2 to Amended and Restated Stockholders’ Agreement dated as of August 1, 2003. (8)

10.25	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of August 1, 2003. (8)

10.26	Intercreditor Agreement, dated as of August 1, 2003, among Court Square Capital Limited, Citicorp Mezzanine III, L.P., BNY Midwest Trust Company and Bank One, NA. (13)

10.27	Credit Agreement by and among MSX International, Inc. and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (18)

10.28	Intercreditor Agreement, dated as of June 30, 2006, among Court Square Capital Limited, Citicorp Mezzanine III, L.P., BNY Midwest Trust Company, and Wells Fargo Foothill, Inc. (18)

10.29	Summary of the Collective Dismissal Agreement dated January 15, 2005 between Satiz Srl and the Trade Union Organizations. (13)

10.30	Business Sale Agreement dated July 1, 2005 among MSX International Limited, Arrk Technical Services Limited, MSX International, Inc. and Arrk Product Development Group Limited. (14)

10.31	English translation of the Purchase and Sale Agreement dated June 10, 2005. (14)

10.32	Supplemental Agreement to Third Secured Term Loan Agreement dated as of August 1, 2003, dated as of January 19, 2006, among MSX International, Inc, MSX International Limited, Creative Technology Services, L.L.C. and Citicorp Mezzanine III, L.P. (15)

10.33	First Amendment to Amended and Restated Credit Agreement, dated as of February 24, 2004, among MSX International, Inc., the other Loan Parties, the Lenders and Bank One, NA. (14)

10.34	Second Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2005, among MSX International, Inc., the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. (14)

10.35	Third Amendment to Amended and Restated Credit Agreement, dated as of January 19, 2006, among MSX International, Inc., the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. (15)

10.36	Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 3, 2006, among MSX International, Inc., the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. (16)

10.37	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 15, 2006, among MSX International, Inc., the other Loan Parties, the Lenders and JPMorgan Chase Bank, N.A. (17)

10.38	Executive Incentive Compensation Plan. (12)

10.39	Management Performance Bonus Plan. (12)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1	Business Code of Conduct and Ethics (9)

16.1	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated November 19, 2004. (11)

21.1	Subsidiaries of MSXI.

31.1.1	Certification by the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.1.2	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement on Form S-4 (File No. 333-48279) filed July 21, 1998 (Amendment No. 3).

(2)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed November 12, 1998.

(3)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed June 30, 1999.

(4)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed October 26, 1999.

(5)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 14, 2000.

(6)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 9, 2001.

(7)	Incorporated by reference to Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 8, 2002.

(8)	Incorporated by reference to the Exhibits filed with MSX International’s Registration Statement of Form S-4 (File No. 333-109308) filed September 30, 2003.

(9)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed March 19, 2004.

(10)	Incorporated by reference to the Exhibits filed with MSX International’s Quarterly Report on Form 10-Q filed May 7, 2004.

(11)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed November 19, 2004.

(12)	Incorporated by reference to the Exhibits filed with MSX International’s Annual Report on Form 10-K filed April 1, 2005.

(13)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed May 18, 2005.

(14)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed July 8, 2005.

(15)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed January 24, 2006.

(16)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 9, 2006.

(17)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed March 21, 2006

(18)	Incorporated by reference to the Exhibits filed with MSX International’s Current Report on Form 8-K filed June 30, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSX INTERNATIONAL, INC.
By:	/S/ FREDERICK K. MINTURN

Frederick K. Minturn Executive Vice President and Chief Financial Officer March 30, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ PETER M. LEGER
Chief Executive Officer
Peter M. Leger	President and Director	March 30, 2007
(Principal Executive Officer)

/S/ FREDERICK K. MINTURN
Executive Vice President
Frederick K. Minturn	and Chief Financial Officer	March 30, 2007
(Principal Financial Officer and
Principal Accounting Officer)

/S/ ERWIN H. BILLIG
Erwin H. Billig	Chairman and Director	March 30, 2007

/S/ DAVID E. COLE	Director
David E. Cole		March 30, 2007

/S/ CHARLES E. CORPENING	Director
Charles E. Corpening		March 30, 2007

/S/ MICHAEL A. DELANEY	Director
Michael A. Delaney		March 30, 2007

/S/ RICHARD J. PURICELLI	Director
Richard J. Puricelli		March 30, 2007

FINANCIAL STATEMENT SCHEDULES
PURSUANT TO ITEM 15(a)(2-c) of Form 10-K
ANNUAL REPORT to the SECURITIES AND EXCHANGE COMMISSION
For the fiscal year ended December 31, 2006
Schedule, as required for the three fiscal years ended December 31, 2006:

Page
V. Valuation and Qualifying Accounts	S-2

S-1

MSX INTERNATIONAL, INC.
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Three Fiscal Years Ended December 31, 2006

		Additions
		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning of	to costs	to Other		End of
Description	Period	and Expenses	Accounts	Deductions	Period
2006 (A)
Allowance for doubtful accounts	1,501,458	14,217	—	1,297,684	217,991
Valuation allowance for deferred taxes	74,150,122	10,592,327	(19,819,043)		64,923,406

2005 (A)
Allowance for doubtful accounts	1,944,683	306,962	—	750,187	1,501,458
Valuation allowance for deferred taxes	45,099,456	29,050,666	—	—	74,150,122

2004 (A)
Allowance for doubtful accounts	2,955,656	298,540	—	1,309,513	1,944,683
Valuation allowance for deferred taxes	40,831,367	2,610,456	1,657,633	—	45,099,456

(A)	Includes results of discontinued operations.

S-2